Form 10-K
period 1993-12-31
SIGMA ALDRICH CORP
filed 1994-03-31
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1993
                               -----------------
                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------
   Commission file number    0-8135

                         SIGMA-ALDRICH CORPORATION
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                                   43-1050617
- ------------------------------            ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri           63103
- ---------------------------------------         ----------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code  314-771-5765

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.00 par value
                       -----------------------------
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant:

     $2,422,561,948                            March 4, 1994
     --------------                          -----------------
          Value                              Date of Valuation

     Number of shares outstanding of each of the Registrant's classes of common stock, as of March 4, 1994:

Common Stock, $1.00 par value, 49,827,529 shares outstanding

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

                                        Parts of Form 10-K into
Documents Incorporated by Reference:      which Incorporated:
- ------------------------------------    -----------------------
Pages 11-24 of the Annual Report to
Shareholders for the year ended
December 31, 1993                       Parts I, II and IV

Proxy Statement for the 1994 Annual
Meeting of Shareholders                 Part III

The Index to Exhibits is located on page F-  of this report.

                       PART I

Item 1. Business.

     Sigma-Aldrich Corporation engages through subsidiaries in two lines of business: the production and sale of a broad range of biochemicals, organic and inorganic chemicals, radiolabeled chemicals, diagnostic reagents, chromatography products and related products (hereinafter referred to as "chemical products"), and the manufacture and sale of metal components for strut, cable tray, pipe support and telecommunication systems and electrical enclosures (hereinafter referred to as "metal products" or "B-Line"). Its principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri 63103.

     Sigma-Aldrich Corporation (hereinafter referred to as the "Company", which term includes all consolidated subsidiaries of the Company) was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 ("Reorganization"), the Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company ("Sigma"), and Aldrich Chemical Company, Inc. ("Aldrich"), both of which had operated continuously for more than 20 years prior to the Reorganization. Effective December 9, 1980, B-Line Systems, Inc., previously a subsidiary of Sigma, became a subsidiary of the Company.

     Effective June 23, 1989, the Company purchased all of the issued and outstanding capital stock of Fluka Chemie AG ("Fluka"), a Swiss corporation, from Ciba-Geigy International AG, F. Hoffman-LaRoche & Co. Limited and eleven minority shareholders.

     Effective May 5, 1993, the Company acquired the net assets and business of Supelco, Inc.("Supelco"), a worldwide supplier of chromatography products used in chemical research and production, from Rohm and Haas Company.

(a) Chemical Products.

1)   Products:

     The Company distributes approximately 71,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology, and endocrinology, and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions. The diagnostic products are used in manual, semi-automated and automated testing procedures.
Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products.

     Aldrich also offers approximately 38,000 esoteric chemicals as a special service to customers interested in screening them for application in many areas (such as medicine and agriculture).
This area accounts for less than 1% of the Company's sales.

     Because of continuing developments in the field of research, there can be no assurance of a continuing market for each of the Company's products. However, through a continuing review of technical literature, along with constant communications with customers, the Company keeps abreast of the trends in research and diagnostic techniques. This information, along with its own research technology, determines the Company's development of improved and/or additional products.

2)   Production and Purchasing:

     The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin (Aldrich); St. Louis, Missouri (Sigma); Bellefonte, Pennsylvania (Supelco); Germany (Aldrich Chemie GmbH and Co. K.G.); Israel (Makor Chemicals Limited); Switzerland (Fluka) and the United Kingdom (Sigma Chemical Company Ltd.). A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

     Of the approximately 71,000 products listed in the Sigma, Aldrich, Fluka and Supelco catalogs, the Company produced approximately 31,000 which accounted for 44% of the net sales of chemical products for the year ended December 31, 1993. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for as much as 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging.
This is done by a combined staff of 201 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products primarily through Sigma, Aldrich, Fluka and Supelco under their own trademarks and labels. Marketing of products is primarily done through the distribution of over 2,600,000 comprehensive catalogs to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by technical and sales representatives with customers.

     For customer convenience, Sigma packages approximately 300 combinations of certain of its individual products in diagnostic kit form. A diagnostic kit will include products which, when used in a series of manual and/or automated testing procedures, will aid in detecting particular conditions or diseases. The sale of these kits is promoted by a field sales unit. Diagnostic kits accounted for less than 10% of the Company's net sales of chemical products in the year ended December 31, 1993.

     During the year ended December 31, 1993, products were sold to approximately 129,000 customers, including hospitals, universities, clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging less than $200. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1993. During the year ended December 31, 1993, no one customer and no one product accounted for more than 1% of the net sales of chemical products.

     Sigma, Aldrich, Fluka and Supelco encourage their customers and potential customers, wherever located, to contact them by telephone "collect" or on "toll-free" WATS lines for technical staff consultation or for placing orders. Order processing, shipping, invoicing and product inventory are computerized. Shipments are made seven days a week from St. Louis, six days a week from Milwaukee, England, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries significant inventories to maintain this policy.

4)   International Operations:

     In the year ended December 31, 1993, approximately 50% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka and Supelco, through distributors and by subsidiaries organized in Australia, Belgium, Brazil, Canada, Czech Republic, England, France, Germany, Holland, Hungary, India, Israel, Italy, Japan, Mexico, Scotland, Singapore, South Korea, Spain and Switzerland. Several foreign subsidiaries also have production facilities.

     For sales with final destinations in a foreign market, the Company has a Foreign Sales Corporation ("FSC") subsidiary which provides the Company certain Federal income tax advantages. The effect of the tax rules governing the FSC is to lower the effective Federal income tax rate on export income. The Company intends to continue to comply with the provisions of the Internal Revenue Code relating to FSCs.

     The Company's foreign operations and domestic export sales are subject to currency revaluations, changes in tariff restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1993, approximately 10% of the Company's domestic operations' chemical purchases were from foreign suppliers. Additional information regarding international operations is included in Note 9 to the consolidated financial statements on pages 21 and 22 of the 1993 Annual Report which is incorporated herein by reference.

5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names "Sigma", "Aldrich", "Fluka", "Supelco" and "B-Line" and their related logos which have various expiration dates and are expected to be renewed indefinitely.

6)   Regulations:

     The Company engages principally in the business of selling products which are not foods or food additives, drugs, or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the "Act"). A limited number of the Company's products, including in-vitro diagnostic reagents, are subject to labeling, manufacturing and other provisions of the Act. The Company believes it is in compliance in all material respects with the applicable regulations.

     The Company believes that it is in compliance in all material respects with Federal, state and local environmental and safety regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the Federal laws and regulations which may have an impact on the Company's business. These summaries are only illustrative of the extensive regulatory requirements of the Federal, state and local governments and are not intended to provide the specific details of each law or regulation.

     The Clean Air Act (CAA), as amended, and the regulations promulgated thereunder, regulates the emission of harmful pollutants to the air outside of the work environment. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

     The Clean Water Act (CWA), as amended, and the regulations promulgated thereunder, regulates the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat waste water before discharge to the waters of the United States or a Publicly Owned Treatment Works
(POTW).

     The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard ("Right to Know"), and the regulations promulgated thereunder, requires the labeling of hazardous substance containers, the supplying of Material Safety Data Sheets ("MSDS") on hazardous products to customers and hazardous substances the employee may be exposed to in the workplace, the training of the employees in the handling of hazardous substances and the use of the MSDS, along with other health and safety programs.

     The Resource Conservation and Recovery Act of 1976 (RCRA), as amended, and the regulations promulgated thereunder, requires certain procedures regarding the treatment, storage and disposal of hazardous waste.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS and the quantities of hazardous materials in the Company's possession. The Toxic Substances Control Act of 1976
(TSCA), requires reporting, testing and pre-manufacture notification procedures for certain chemicals. Exemptions are provided from some of these requirements with respect to chemicals manufactured in small quantities solely for research and development use.

     The Department of Transportation (DOT) has promulgated regulations pursuant to the Hazardous Materials Transportation Act, referred to as the Hazardous Material Regulations (HMR), which set forth the requirements for hazard labeling, classification and packaging of chemicals, shipment modes and other goods destined for shipment in interstate commerce.

     Approximately 700 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration ("DEA") or the Nuclear Regulatory Commission ("NRC"). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

(b) Metal Products.

     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois; Norcross, Georgia and Reno, Nevada. Components and complete systems used to support telecommunications apparatus and cabling are manufactured and sold by B-Line through its Saunders Communications unit, which is located in Santa Fe Springs, California. Circle AW Products Company, which was acquired on June 16, 1993 and operates as a wholly-owned subsidiary of B-Line, manufactures electrical enclosures at its facilities in Portland, Oregon and Modesto, California.

     Strut and pipe support systems are metal frameworks and related accessories used in industry to support pipes, lighting fixtures and conduit. Strut systems can be easily assembled with bolts and spring-loaded nuts, eliminating the necessity of drilling or welding associated with other types of frameworks. B-Line manufactures and sells a wide variety of components for these systems, including steel struts rolled from coils, stamped steel fittings for interconnecting struts, shelf-supporting brackets, pipe and conduit supporting clamps, and accessories for the installation of strut systems on location. Pipe hangers are generally used in conjunction with strut systems to support heavy and light duty piping runs in the mechanical, plumbing and refrigeration industry. The principal materials used by B-Line in manufacturing are coils of steel and extruded aluminum which B-Line purchases from a number of suppliers. No one supplier is essential to B-Line's production. A limited number of components for strut and pipe support systems, including bolts and nuts and certain forged and cast components, are purchased from numerous sources and sold by B-Line as accessories to its own manufactured products.

     Cable tray systems are continuous networks of ventilated or solid trays used primarily in the routing of power cables and control wiring in power plant or industrial installations. The systems are generally hung from ceilings or supported by strut frameworks. Cable tray is produced from either extruded aluminum or roll-formed steel in various configurations to offer versatility to designers and installers. Non-metallic strut and cable tray products, which are used primarily in corrosive environments, are also available.

     Telecommunications equipment racks and cable runways are manufactured from aluminum or steel. The systems are installed in the central offices of telephone operating companies. As switching equipment is changed and upgraded, the systems are replaced.

     Electrical enclosures are metal enclosure boxes, generally manufactured with steel, that are used to contain and protect electric meters, fuse and circuit breaker boards and electrical panels. These products are used in industrial, commercial and residential installations.

     B-Line also manufactures a line of lightweight support fasteners to be used in commercial and industrial facilities to attach electrical and acoustical fixtures.

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; and Modesto and Santa Fe Springs, California plants, from two regional warehouses and 42 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

(c) Competition.

     Substantial competition exists in all the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. A few competitors, like the Company, offer thousands of chemicals and stock and analyze most of their products. While the Company generally offers a larger number of products, some of the Company's products are unusual and have relatively little demand. In addition, there are many competitors who offer a limited quantity of chemicals, and several companies compete with the Company by offering thousands of chemicals although few of them stock or analyze substantially all of the chemicals they offer for sale.

     The Company believes its B-Line subsidiary to be among the three largest producers of metal strut framing, pipe hangers and cable tray component systems, although reliable industry statistics are not available.

     In all product areas the Company competes primarily on the basis of customer service, quality and price.

(d)  Employees.

     The Company employed 5,110 persons as of December 31, 1993. Of these, 4,198 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 912 persons. The total number of persons employed within the United States was 3,792, with the balance employed by the foreign subsidiaries. The Company employed over 1,400 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 235 with Ph.D. degrees.

     Employees engaged in chemical production, research and distribution are not represented by any organized labor group. B-Line's production workers at the Highland and Troy, Illinois facilities are members of the International Association of Machinists and Aerospace Workers, District No. 9 (AFL-CIO). The labor agreement covering these employees expires November 12, 1995. B-Line's production workers at the Norcross, Georgia facility are members of the United Food and Commercial Workers International (AFL-CIO), Retail Clerks Union Local 1063. The labor agreement covering these employees expires June 11, 1994.

(e) Back-log of Orders.

     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1993 and 1992, the back-log of firm orders and orders for future delivery of chemical products was approximately $9,100,000 and $6,800,000, respectively. The Company estimates that substantially all of the December 31, 1993, back-log will be shipped during 1994.

      On December 31, 1993 and 1992, B-Line had a back-log of orders amounting to $2,400,000 and $2,200,000, respectively.
B-Line estimates that substantially all of the December 31, 1993, back-log will be shipped during 1994.

(f) Information as to Industry Segments.

     Information concerning industry segments for the years ended
December 31, 1993, 1992 and 1991, is located in Note 9 to the consolidated financial statements on page 21 of the 1993 Annual
Report which is incorporated herein by reference.

(g)  Executive Officers of the Registrant

     Information regarding executive officers is contained in Part III, Item 10, and incorporated herein by reference.

Item 2.  Properties.

     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan,
Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland. In St. Louis, the Company owns a 320,000 square foot building used for manufacturing, a complex of buildings aggregating 349,000 square feet which is currently being used for warehousing and production, a 75,000 square foot building used for warehousing and a 30,000 square foot building used for production, quality control and packaging. A 280,000 square foot building in St. Louis is being partially utilized to provide additional quality control, packaging and warehousing capacity. Also in St. Louis, the Company owns 30 acres upon which is located a 240,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 165,000 square foot building which is used for manufacturing, warehousing and offices, a 110,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 331,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 151,000 square foot building which is used for manufacturing and warehousing, a 56,000 square foot administration facility and a 615,000 square foot building which is being renovated for use as a distribution facility. The Company also owns 515 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 160,000 square feet for production and packaging. Fluka owns an 11 acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 220,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities. Supelco owns 72 acres near Bellefonte, Pennsylvania, upon which is located a 160,000 square foot building used for manufacturing, warehousing, research and administration.

     The Company's B-Line manufacturing business is conducted in Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; and Modesto and Santa Fe Springs, California. B-Line owns a 270,000 square foot building in Highland, a 55,000 square foot building in Troy, Illinois, a 68,000 square foot building in Portland, Oregon, a 173,000 square foot building in Reno, Nevada, and a 125,000 square foot building in Modesto, California. B-Line leases a 101,000 square foot facility in Norcross, Georgia, and an 18,000 square foot building in Santa Fe Springs, California.

     The Company also owns warehouse and distribution facilities containing approximately 35,000 and 8,000 square feet in Metuchen, New Jersey and Ronkonkoma, New York, respectively, and leases warehouses in Chicago, Illinois and Dallas, Texas under short-term leases. Manufacturing and warehousing facilities are also owned or leased in England, Germany, Israel, Japan, Scotland and Switzerland. Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs.
The Company will continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.

     There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1993.

                                  PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     Information concerning market price of the Registrant's Common Stock and related shareholder matters for the years ended December 31, 1993 and 1992, is located on page 11 of the 1993 Annual Report which is incorporated herein by reference.

     As of March 4, 1994, there were 2,356 record holders of the Registrant's Common Stock.

Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.

     The information required by Items 6 through 8 is incorporated herein by reference to pages 11 - 24 of the 1993 Annual Report.
See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1993 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1994 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer   Age    Positions and Offices Held
     -------------------------   ---    --------------------------
     Carl T. Cori                 57    Chairman of the Board,
                                        President and Chief Executive
                                        Officer

     Peter A. Gleich              48    Vice President and
                                        Secretary

     David R. Harvey              54    Executive Vice President
                                        and Chief Operating Officer

     Kirk A. Richter              47    Controller

     Thomas M. Tallarico          49    Vice President and Treasurer

There is no family relationship between any of the officers.

Dr. Harvey and Mr. Richter have held the positions indicated for more than five years.

Dr. Cori has been President and Chief Executive Officer of the
Company for more than five years. He was elected Chairman of the Board in May 1991.

Mr. Gleich has been Vice President and Secretary of the Company for more than five years. He also served as Treasurer of the Company from 1975 to May 1991.

Mr. Tallarico has served as Vice President of the Company since February 1991 and as Treasurer of the Company since May 1991. He served as publisher of the St. Louis Sun Publishing Company, St. Louis, Missouri, from March 1989 to July 1990. He served as Senior Vice President and General Manager of Pulitzer Publishing Co., St. Louis Post-Dispatch, St. Louis, Missouri, from 1986 to March 1989.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.



Item 11.  Executive Compensation.

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1994 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1994 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information under the caption "Director Compensation and Transactions" of the 1994 Proxy Statement is incorporated herein by reference.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements on page F-1 of this report. Those pages of the Company's 1993 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

     2.  Financial Statement Schedules.

          See Index to Financial Statement Schedules on page F-1 of this report.

     3.  Exhibits.

          See Index to Exhibits on page F-5 of this report.

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SIGMA-ALDRICH CORPORATION
                            (Registrant)


              By    /s/ Thomas M. Tallarico                   March 30, 1994
                  --------------------------------------      --------------
                  Thomas M. Tallarico, Vice President and           Date
                      Treasurer


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl T. Cori, Peter A. Gleich, David
R. Harvey, Kirk A. Richter and Thomas M. Tallarico and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            By   /s/     Carl T. Cori                      March 30, 1994
                --------------------------------------     --------------
                Carl T. Cori, Director, Chairman of the         Date
                   Board, President and Chief Executive
                   Officer

            By   /s/     David R. Harvey                   March 30, 1994
                -----------------------------------------  --------------
                David R. Harvey, Director, Executive Vice       Date
                   President and Chief Operating Officer

            By   /s/     Peter A. Gleich                   March 30, 1994
                --------------------------------------     --------------
                Peter A. Gleich, Vice President and             Date
                   Secretary

            By   /s/     Kirk A. Richter                   March 30, 1994
                --------------------------------------     --------------
                Kirk A. Richter, Controller                     Date


              By   /s/     Thomas M. Tallarico               March 30, 1994
                  ---------------------------------------    --------------
                  Thomas M. Tallarico, Vice President and         Date
                     Treasurer

              By   /s/     David M. Kipnis                   March 30, 1994
                  --------------------------------------     --------------
                  David M. Kipnis, Director                       Date


              By   /s/     Andrew E. Newman                  March 30, 1994
                  ---------------------------------------    --------------
                  Andrew E. Newman, Director                      Date


              By   /s/     Jerome W. Sandweiss               March 30, 1994
                  ---------------------------------------    --------------
                  Jerome W. Sandweiss, Director                   Date


                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




                                                     Page Number Reference
                                                                Annual Report
                                              Form 10-K        to Shareholders
Comparative financial data for the years
 1993, 1992, 1991, 1990, and 1989                                   11

Management's discussion of financial
 condition and results of operations                                12


FINANCIAL STATEMENTS:

 Consolidated Balance Sheets
    December 31, 1993 and 1992                                      15

 Consolidated statements for the years
    ended December 31, 1993, 1992 and 1991
      Income                                                        14
      Stockholders' Equity                                          16
      Cash Flows                                                    17

 Notes to consolidated financial statements                         18

 Reports of independent public accountants        EX-23


FINANCIAL STATEMENT SCHEDULES:

 V  Property, plant and equipment for the years
      ended December 31, 1993, 1992 and 1991      F-3

VI  Accumulated depreciation of property, plant
      and equipment for the years ended
      December 31, 1993, 1992 and 1991            F-3

IX  Short-term borrowings for the years ended
      December 31, 1993, 1992 and 1991            F-4

 X  Supplementary income statement information
      for the years ended December 31, 1993,
      1992 and 1991                               F-4


All other schedules are not submitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.


                                                     SCHEDULE  V

                                     SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                                           PROPERTY, PLANT AND EQUIPMENT
                                         FOR THE YEARS ENDED DECEMBER 31,
                                                    (in thousands)


                                 Balance at                                                           Balance
                                 Beginning     Additions                   Retirements  Translation   at End
                                 of Period      at Cost      Acquisitions    & Sales    Adjustments  of Period
                                 -----------------------------------------------------------------------------
1993:
  Land                          $  18,922      $ 4,523         $ 1,688      $   -      $  (475)      $ 24,658
  Buildings and improvements      128,179       24,239          15,203          (64)    (1,238)       166,319
  Machinery and equipment         175,783       21,392           9,748       (2,206)    (1,590)       203,127
  Construction in progress          6,518       25,028              28          -         (142)        31,432
                                 --------      -------         -------      --------   --------      --------
                                 $329,402      $75,182         $26,667      $(2,270)   $(3,445)      $425,536
                                 ========      =======         =======      ========   ========      ========

1992:
  Land                          $ 18,119       $ 1,866         $  -         $    -      $(1,063)     $ 18,922
  Buildings and improvements     121,872         9,328            -            (227)     (2,794)      128,179
  Machinery and equipment        167,223        17,333            -          (5,763)     (3,010)      175,783
  Construction in progress         4,365         2,359            -              -         (206)        6,518
                                --------       -------         ------       --------    --------     --------
                                $311,579       $30,886         $  -         $(5,990)    $(7,073)     $329,402
                                ========       =======         ======       ========    ========     ========

1991:
  Land                          $ 15,768       $ 2,771         $  -         $     -     $  (420)     $ 18,119
  Buildings and improvements     110,877        12,771            -             (15)     (1,761)      121,872
  Machinery and equipment        160,279         9,797            -          (1,385)     (1,468)      167,223
  Construction in progress         3,801           720            -               -        (156)        4,365
                                --------       -------         ------       --------    --------     --------
                                $290,725       $26,059         $  -         $(1,400)    $(3,805)     $311,579
                                ========       =======         ======       ========    ========     ========

                                SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                         ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                            FOR THE YEARS ENDED DECEMBER 31,

                                              (in thousands)


                              Balance at                       Retire-                  Balance
                               Beginning                       ments     Translation    at End
                               of Period      Additions        & Sales    Adjustments   of Period
                               ------------------------------------------------------------------
1993:
  Buildings and improvements    $ 38,009       $ 7,615        $   (28)     $   (293)   $ 45,303
  Machinery and equipment        103,090        22,064         (1,751)         (492)    122,911
                                --------       -------        --------     ---------   --------
                                $141,099       $29,679        $(1,779)     $   (785)   $168,214
                                ========       =======        ========     =========   ========

1992:
  Buildings and improvements    $ 33,174       $ 5,794        $  (146)     $   (813)   $ 38,009
  Machinery and equipment         86,714        21,583         (3,509)       (1,698)    103,090
                                --------       -------        --------     ---------   --------
                                $119,888       $27,377        $(3,655)     $ (2,511)   $141,099
                                ========       =======        ========     =========   ========
1991:
  Buildings and improvements    $ 28,312       $ 5,995        $    (1)     $ (1,132)   $ 33,174
  Machinery and equipment         70,041        19,776         (1,192)       (1,911)     86,714
                                --------       -------        --------     ---------   --------
                                $ 98,353       $25,771        $(1,193)     $ (3,043)   $119,888
                                ========       =======        ========     =========   ========

                                               SCHEDULE IX
                               SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                                          SHORT-TERM BORROWINGS
                                    FOR THE YEARS ENDED DECEMBER 31,
                                            (in thousands)


                                          Maximum      Average       Weighted
Category of                  Weighted      Amount       Amount        Average
 Aggregate       Balance     Average     Outstanding  Outstanding   Interest Rate
Short-Term      at End of    Interest    During the   During the     During the
Borrowings       Period        Rate        Period       Period        Period (1)
- ---------------------------------------------------------------------------------
   1993
- ----------
Borrowings
from Banks:
 Domestic       $34,451        4.4%        $38,050      $18,991            3.9%
 Foreign          2,296        5.5           6,051        3,484            6.0

   1992
- ----------
Borrowings
from Banks:
 Domestic           875        2.6           1,250        1,019            2.8
 Foreign          5,471        8.7          12,915       10,550            9.3


   1991
- ----------
Borrowings
from Banks:
 Domestic         1,250        4.6          27,100       11,669            6.8
 Foreign         12,351        9.9          14,502       11,491            9.3



(1)  Computation based on average monthly outstanding borrowings.


                                              SCHEDULE X
                              SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                   FOR THE YEARS ENDED DECEMBER 31,
                                            (in thousands)

Charged to Costs and Expenses

                                  1993            1992           1991
                                -------         -------        -------
Maintenance and repairs         $10,575         $ 8,857        $ 8,902
Depreciation and amortization    32,505          28,863         26,826
Advertising                      28,674          25,274         24,466

Royalties and taxes, other than payroll and income taxes, incurred during 1993, 1992 and 1991 were less than 1% of sales.



                                            INDEX TO EXHIBITS



These Exhibits are numbered in accordance with the Exhibit Table of
Item 6.01 of Regulation S-K:


     Exhibit                                    Reference

(3) Certificate of Incorporation and By-Laws:

(a) Certificate of Incorporation and
    Amendments                             Incorporated by reference to Exhibit
                                           3(a) of Form 10-K filed for the year

                                           ended December 31, 1991, Commission
                                           File Number 0-8135.

(b) By-Laws as amended February 1993       Incorporated by reference to Exhibit
                                           3(b) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.

(4)  Instruments Defining the Rights of
     Shareholders, Including Indentures:

(a) Certificate of Incorporation and
    Amendments                             See Exhibit 3(a) above.

(b) By-Laws as amended February 1993       See Exhibit 3(b) above.

(c) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

(10) Material Contracts:

(a) Incentive Stock Bonus Plan*            Incorporated by reference to Exhibit
                                           10(a) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.

(b) First Amendment to Incentive           Incorporated by reference to Exhibit
     Stock Bonus Plan*                     10(b) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.

(c) Second Amendment to Incentive          Incorporated by refence to Exhibit
     Stock Bonus Plan*                     10(c) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.


(d) Share Option Plan of 1987*             Incorporated by reference to Exhibit
                                           10(d) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.

(e) First Amendment to Share Option        Incorporated by refence to Exhibit
    Plan of 1987*                          10(e) of Form 10-K filed for the year
                                           ended December 31, 1992, Commission
                                           File Number 0-8135.

(f) Employment Agreement with Carl T.      Incorporated by reference to Exhibit
    Cori* (Similar Employment Agreements   10(f) of Form 10-K filed for the
    also exist with Peter A. Gleich,       year ended December 31, 1992,
    David R. Harvey, Kirk A. Richter       Commission File Number 0-8135.
    and Thomas M. Tallarico)
(g) Letter re:  Consultation Services      Incorporated by reference to Exhibit
    with Dr. David M. Kipnis*              10(g) of Form 10-K field for the
                                           year ended December 31, 1992,
                                           Commission File Number 0-8135.

(11) Statement Regarding Computation       Incorporated by reference to the
     of Per Share Earnings                 information on net income per share
                                           included in Note 1 to the Company's
                                           1993 financial statements filed as
                                           Exhibit 13 below.

(13) Pages 11-24 of the Annual Report
     to Shareholders for the year
     ended December 31, 1993

(21) Subsidiaries of Registrant

(23) Consent of Independent Public Accountants


*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.