Form 10-Q
period 1994-03-31
SIGMA ALDRICH CORP
filed 1994-05-13
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from



                 Commission file number       0-8135

                         SIGMA-ALDRICH CORPORATION
          (Exact name of registrant as specified in its charter)

                                 Delaware
      (State or other jurisdiction of incorporation or organization)
                                43-1050617
                   (I.R.S. Employer Identification No.)
              3050 Spruce Street, St. Louis, Missouri  63103
                  (Address of principal executive office)

      (Registrant's telephone number, including area code) 314 771-5765

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

    There were 49,827,779 shares of the Company's $1.00 par value common stock outstanding on April 30, 1994.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months
                                                            Ended March 31,
                                                       -----------------------
                                                          1994          1993
                                                       -----------------------
Net Sales                                              $208,458       $180,013

   Cost of products sold                                 95,308         81,639
                                                       --------       --------
Gross profit                                            113,150         98,374

   Selling, general and administrative expenses          67,203         56,757
                                                       --------       --------
Income before income taxes and cumulative effect
  of accounting changes                                  45,947         41,617

   Provision for income taxes                            16,219         14,649
                                                       --------       --------
Income before cumulative effect of accounting
  changes                                                29,728         26,968

   Cumulative effect of accounting changes                  -          (10,806)
                                                       --------       --------
Net income                                             $ 29,728       $ 16,162
                                                       ========       ========

Weighted average shares outstanding                      49,825         49,798
                                                       ========       ========
Income per share before cumulative effect
  of accounting changes                                  $ 0.60         $ 0.54

Cumulative effect of accounting changes                     -            (0.22)
                                                       --------       --------
Net income per share                                     $ 0.60         $ 0.32
                                                       ========       ========

Dividends per share                                    $ 0.0825       $ 0.0725
                                                       ========       ========



See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                               March 31,       December 31,
Assets                                                           1994               1993
                                                            -------------      ------------
Current assets:                                               (unaudited)

     Cash                                                      $  5,608             $   989
     Temporary cash investments                                   8,122               9,263
     Accounts receivable, net of allowance for doubtful
       accounts                                                 134,145             113,439
     Inventories                                                315,927             305,487
     Other current assets                                        22,178              21,629
                                                                -------             -------
          Total current assets                                  485,980             450,807
                                                                -------             -------

Property, plant and equipment:
     Land                                                        26,880              24,658
     Buildings and improvements                                 176,514             166,319
     Machinery and equipment                                    205,006             203,127
     Construction in progress                                    40,844              31,432
     Less-Accumulated depreciation                             (177,951)           (168,214)
                                                               ---------           ----------
          Net property, plant and equipment                     271,293             257,322
                                                               ---------           ----------
Other assets                                                     44,451              45,302
                                                               ---------           ----------
                                                               $801,724            $753,431
                                                               =========           ==========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                             $ 49,472            $ 36,747
     Current maturities of long-term debt                         1,022                 955
     Accounts payable                                            34,282              43,967
     Accrued payroll and other expenses                          29,082              25,479
     Accrued income taxes                                        15,203               4,209
                                                                -------             -------
          Total current liabilities                             129,061             111,357
                                                                -------             -------
Long-term debt                                                   16,379              17,266
                                                                -------             -------
Deferred postretirement benefits                                 25,178              24,559
                                                                -------             -------
Deferred compensation                                             7,981               9,109
                                                                -------             -------
Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,828 and 49,805 shares outstanding, respectively        49,828              49,805
     Capital in excess of par value                               9,922               8,883
     Retained earnings                                          563,729             538,111
     Cumulative translation adjustments                            (354)             (5,659)
                                                               --------            --------
     Total stockholders' equity                                 623,125             591,140
                                                               --------            --------
                                                               $801,724            $753,431
                                                               ========            ========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Three Months
                                                                     Ended March 31,
                                                               ---------------------------
                                                                 1994               1993
Cash flows from operating activities:                          ---------------------------
Net income                                                    $ 29,728            $ 16,162
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Cumulative effect of accounting changes                      ---               10,806
     Depreciation and amortization                               9,539               7,661
     Deferred tax provision                                        147                (434)
     Postretirement benefits expense                               842                 651
     Deferred compensation expense                                 379               1,625
     Deferred compensation payments                               (623)               (523)
     Increase in accounts receivable                           (19,469)            (26,425)
     Increase in inventories                                    (8,086)             (4,230)
     Increase in other current assets                             (156)             (1,656)
     Decrease in accounts payable                               (9,877)               (645)
     Increase in accrued payroll and other expenses              2,872               6,943
     Increase in accrued income taxes                           10,896              10,312
                                                              ---------            --------
     Net cash provided by operating activities                  16,192              20,247
                                                              ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                     (20,120)             (6,495)
   Sale of property, plant and equipment                            10                 112
   Other, net                                                   (1,027)                647
                                                              ---------            --------
     Net cash used in investing activities                     (21,137)             (5,736)
                                                              ---------            --------
Cash flows from financing activities:
   Issuance (repayment) of notes payable                        12,711                (696)
   Repayment of long-term debt                                    (987)               (117)
   Payment of dividends                                         (4,110)             (3,610)
   Exercise of employee stock options                              179                 142
                                                              ---------           ---------
     Net cash provided by (used in) financing activities         7,793              (4,281)
                                                              ---------           ---------
Effect of exchange rate changes on cash                            630                 485
                                                              ---------           ---------
Net change in cash and cash equivalents                          3,478              10,715
Cash and cash equivalents at January 1                          10,252              44,932
                                                              ---------           ---------
Cash and cash equivalents at March 31                         $ 13,730            $ 55,647
                                                              =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                          $  4,931            $  4,741
   Interest paid, net of capitalized interest                 $    575            $    791



See accompanying notes to consolidated financial statements.

[TEXT]
                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                   (in thousands, except per share data)


Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 10-K). In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Net Income per Share

  Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

  The principal categories of consolidated inventories were:

                                   March 31,      December 31,
                                     1994             1993
                                   ---------        ---------
    Finished goods                  $239,298         $233,833
    Work in process                   21,594           19,457
    Raw materials                     55,035           52,197
                                    --------         --------
                                    $315,927         $305,487
                                    ========         ========
Accounting Changes

The Company adopted two new Financial Accounting Standards effective January 1, 1993, and recognized the prior years' effect of adoption as the cumulative effect of a change in accounting principle. Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires that the expected cost of these benefits be expensed during the years that the employees render service, resulted in an after-tax charge of $13,806 ($21,306 pre-tax), or $.28 per share. Standard No. 109, "Accounting for Income Taxes", increased net income by $3,000, or $.06 per share. This adjustment was due to deferred income taxes being recorded under prior accounting standards at the tax rate in effect when the deferrals arose (generally 46% and 40%), whereas the new accounting standard requires that deferred income taxes be recorded at the rate that will be in effect when the income taxes are expected to be paid (35% under current law).

Acquisitions

On May 6, 1993, the Company acquired the net assets and business of Supelco, Inc. ("Supelco"), a worldwide supplier of chromatography products used in chemical research and production, for $54,700 in cash and, separately, on June 16, 1993, the Company acquired all of the stock of Circle AW Products Company ("Circle AW"), a supplier of electrical and electronic metal enclosures to industrial, residential and commercial markets, for $10,800 in cash. The net tangible assets of these businesses were recorded based upon fair market values at the respective acquisition dates with the aggregate excess of the purchase prices over these values of $30,500 being recorded as intangible assets.

The following presents the pro forma consolidated results of operations for the three months ended March 31, 1993, (in thousands, except net income per share) as if these acquisitions had occurred at the beginning of 1993. The pro forma results do not purport to be indicative of the actual results that would have been achieved had these acquisitions occurred as of such date or of results which may occur in the future.



        Net sales                           $197,302
                                            ========
        Net income*                         $ 26,804
                                            ========
        Net income per share*               $    .54
                                            ========

*Before cumulative effect of accounting changes

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
                (in thousands)


Results of Operations

For the three months ended March 31, 1994, sales increased 15.8% to $208,458 from $180,013 in 1993. Chemical sales increases, which exceeded 11% for the quarter, benefitted from the addition of Supelco, acquired in May 1993. Sales and orders continued to grow in both U.S.
and overseas markets, helped by the distribution of new Sigma and Supelco catalogs. However, growth rates were affected by slowdowns in several markets and the adverse impact of currency exchange rates which reduced the gain by one percent. Metal sales increased 40% due in large part to the acquisition of Circle AW in June 1993, and continued improvements in construction demand and modest price increases initiated later in 1993.

Cost of sales was $95,308, representing 45.7% of sales, compared to $81,639, or 45.4% of sales, for the first three months of 1993. The gross profit percentage decreased slightly as higher product cost levels for the acquisitions and higher metal costs were not entirely offset by productivity improvements.

Selling, general and administrative expenses for the three months ended March 31, 1994, were $67,203, or 32.2% of sales compared to $56,757, or 31.5% of sales in 1993. Higher costs relating to new catalogs, expansion of foreign operations and amortization attributable to the acquisitions, partially offset by a decrease in deferred compensation expense, were the main factors causing the increase.

Net income before the cumulative effect of accounting changes in 1993 increased 10.2% to $29,728 for the three months of 1994. The improvement was due to the sales and cost increases described above, resulting in sales growing faster than income. Net income for the first three months of 1993 was $16,162, which included a $10,806 one-time, after-tax charge for the cumulative effect of accounting changes. These one-time accounting changes resulted from adopting two new Financial Accounting Standards effective January 1, 1993. Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", resulted in an after-tax charge of $13,806 ($21,306 pre-tax) while Standard No. 109, "Accounting for Income Taxes", increased net income by $3,000.

Liquidity and Capital Resources

Cash and temporary cash investments increased $3,478 in the first three months of 1994. Cash provided by operating activities was $16,192, a decrease of $4,055 from 1993 due to working capital requirements exceeding the increase in cash generated from income before accounting changes and depreciation and amortization expense. Property, plant and equipment additions of $20,120 in the first quarter, primarily for the purchase of a warehousing facility in Allentown, Pennsylvania, and the continuing expansion of a production facility in Sheboygan, Wisconsin, were funded by the cash provided by operations and additional short-term borrowings of $12,711.

Although net cash flows from operating activities vary from period to period, it is anticipated that future increases should be in line with sales growth and should be sufficient to meet capital and debt service requirements.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)  No exhibits are required to be filed herewith.

 (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)



                        By:   /s/  Kirk A. Richter
                            ------------------------
                        Date:    March 12, 1994

                         Kirk A. Richter, Controller
              (on behalf of the Company as Controller and as
                       Principal Accounting Officer)