Form 10-Q
period 1994-06-30
SIGMA ALDRICH CORP
filed 1994-08-15
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from



                 Commission file number       0-8135

                         SIGMA-ALDRICH CORPORATION
          (Exact name of registrant as specified in its ch!rter)

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

                             Yes  X    No

    There were 49,829,779 shares of the Company's $1.00 par value common stock outstanding on July 29, 1994.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months                Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -----------------------    ----------------------
                                                          1994          1993        1994         1993
                                                       -----------------------    ----------------------
Net Sales                                              $212,453       $183,832     $420,911      $363,845
   Cost of products sold                                101,682         83,506      196,990       165,145
                                                       --------       --------     --------      --------
Gross profit                                            110,771        100,326      223,921       198,700

   Selling, general and administrative expenses          69,079         58,825      136,282       115,582
                                                       --------       --------     --------      --------
Income before income taxes and cumulative effect
  of accounting changes                                  41,692         41,501       87,639        83,118

   Provision for income taxes                            14,717         14,609       30,936        29,258
                                                       --------       --------     --------      --------
Income before cumulative effect of accounting
  changes                                                26,975         26,892       56,703        53,860

   Cumulative effect of accounting changes                  -              -            -         (10,806)
                                                       --------       --------     --------      --------
Net income                                             $ 26,975       $ 26,892      $56,703       $43,054
                                                       ========       ========     ========      ========


Income per share before cumulative effect
  of accounting changes                                  $ 0.54         $ 0.54     $   1.14      $   1.08

Cumulative effect of accounting changes                     -              -            -           (0.22)
                                                       --------       --------     --------      --------
Net income per share                                     $ 0.54         $ 0.54     $   1.14      $   0.86
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,829         49,802       49,827        49,800
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0825       $ 0.0725     $ 0.1650      $ 0.1450
                                                       ========       ========     ========      ========



See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                               June 30,        December 31,
Assets                                                           1994               1993
                                                            -------------      ------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                       $ 13,152            $ 10,252
     Accounts receivable, net of allowance for doubtful
       accounts                                                 144,547             113,439
     Inventories                                                332,034             305,487
     Other current assets                                        22,806              21,629
                                                                -------             -------
          Total current assets                                  512,539             450,807
                                                                -------             -------

Property, plant and equipment:
     Land                                                        27,912              24,658
     Buildings and improvements                                 180,555             166,319
     Machinery and equipment                                    211,081             203,127
     Construction in progress                                    53,998              31,432
     Less-Accumulated depreciation                             (189,171)           (168,214)
                                                               ---------           ----------
          Net property, plant and equipment                     284,375             257,322
                                                               ---------           ----------
Other assets                                                     46,155              45,302
                                                               ---------           ----------
                                                               $843,069            $753,431
                                                               =========           ==========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                             $ 61,038            $ 36,747
     Current maturities of long-term debt                           520                 955
     Accounts payable                                            47,046              43,967
     Accrued payroll and other expenses                          32,605              25,479
     Accrued income taxes                                           121               4,209
                                                                -------             -------
          Total current liabilities                             141,330             111,357
                                                                -------             -------
Long-term debt                                                   15,971              17,266
                                                                -------             -------
Deferred postretirement benefits                                 25,991              24,559
                                                                -------             -------
Deferred compensation                                             6,569               9,109
                                                                -------             -------
Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,829 and 49,805 shares outstanding, respectively        49,829              49,805
     Capital in excess of par value                               9,975               8,883
     Retained earnings                                          586,593             538,111
     Cumulative translation adjustments                           6,811              (5,659)
                                                               --------            --------
     Total stockholders' equity                                 653,208             591,140
                                                               --------            --------
                                                               $843,069            $753,431
                                                               ========            ========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                               ---------------------------
                                                                 1994               1993
Cash flows from operating activities:                          ---------------------------
Net income                                                    $ 56,703            $ 43,054
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Cumulative effect of accounting changes                      ---               10,806
     Depreciation and amortization                              19,587              16,994
     Deferred postretirement benefits expense                    1,684               1,302
     Deferred tax provision                                       (129)               (837)
     Deferred compensation expense                                (959)              2,398
     Deferred compensation payments                               (656)               (543)
     Increase in accounts receivable                           (27,737)            (29,534)
     Increase in inventories                                   (23,851)            (13,428)
     Increase in other current assets                             (710)               (285)
     Increase in accounts payable                                1,640                 741
     Increase in accrued payroll and other expenses              6,796               3,145
     Decrease in accrued income taxes                           (4,292)               (846)
                                                              ---------            --------
     Net cash provided by operating activities                  28,076              32,967
                                                              ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                     (39,273)            (22,739)
   Sale of property, plant and equipment                           199                 139
   Acquisition of businesses, net of cash acquired                  -              (63,445)
   Other, net                                                   (1,932)              1,955
                                                              ---------            --------
     Net cash used by investing activities                     (41,006)            (84,090)
                                                              ---------            --------
Cash flows from financing activities:
   Issuance of notes payable                                    24,389              34,552
   Repayment of long-term debt                                  (2,049)             (8,370)
   Payment of dividends                                         (8,221)             (7,221)
   Exercise of employee stock options                              199                 142
                                                              ---------           ---------
     Net cash provided by financing activities                  14,318              19,103
                                                              ---------           ---------
Effect of exchange rate changes on cash                          1,512                 599
                                                              ---------           ---------
Net change in cash and cash equivalents                          2,900             (31,421)
Cash and cash equivalents at January 1                          10,252              44,932
                                                              ---------           ---------
Cash and cash equivalents at June 30                          $ 13,152            $ 13,511
                                                              =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                          $ 35,352            $ 30,851
   Interest paid, net of capitalized interest                 $  1,761            $  1,234


See accompanying notes to consolidated financial statements.

[TEXT]
                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                   (in thousands, except per share data)


Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 10-K). In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Net Income per Share

  Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

  The principal categories of consolidated inventories were:

                                   June 30,        December 31,
                                     1994             1993
                                   ---------        ---------
    Finished goods                  $252,155         $233,833
    Work in process                   21,140           19,457
    Raw materials                     58,739           52,197
                                    --------         --------
                                    $332,034         $305,487
                                    ========         ========
Accounting Changes

The Company adopted two new Financial Accounting Standards effective January 1, 1993, and then recognized the prior years' effect of adoption as the cumulative effect of a change in accounting principle. Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires that the expected cost of these benefits be expensed during the years that the employees render service, resulted in an after-tax charge of $13,806 ($21,306 pre-tax), or $.28 per share. Standard No. 109, "Accounting for Income Taxes", increased net income by $3,000, or $.06 per share. This adjustment was due to deferred income taxes being recorded under prior accounting standards at the tax rate in effect when the deferrals arose (generally 46% and 40%), whereas the new accounting standard requires that deferred income taxes be recorded at the rate that will be in effect when the income taxes are expected to be paid (35% under current law).

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

The following presents the pro forma consolidated results of operations for the six months ended June 30, 1993, as if these acquisitions had occurred at the beginning of 1993. The pro forma results do not purport to be indicative of the actual results that would have been achieved had these acquisitions occurred as of such date or of results which may occur in the future.


        Net sales                           $389,929
                                            ========
        Net income*                         $ 52,644
                                            ========
        Net income per share*               $   1.06
                                            ========

*Before cumulative effect of accounting changes

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
                (in thousands, except per share data)


Results of Operations

Sales for the six month period ended June 30 increased 15.7% to $420,911 in 1994 from $363,845 in 1993. Chemical sales increased 11% for both the second quarter and the first six months. Excluding sales from Supelco, Inc., acquired in May 1993, the growth was 8% in the second quarter, slightly better than in the first quarter. Growth rates continue to be affected by slowdowns in several markets and the adverse impact of currency exchange rates, which reduced the gain by one percent in both periods. In research chemicals, volume growth is small reflecting the tighter budgets of academic and industrial customers in the U.S. Diagnostics and bulk chemical sales growth has also slowed as customers in the healthcare and pharmaceutical fields respond to additional competitive pressures. Metal sales increases exceeded 40%, due equally to the acquisition of Circle AW Products in June 1993 and stronger construction demand.

Cost of sales was $196,990, representing 46.8% of sales, compared to $165,145, or 45.4% of sales, for the first six months of 1993.
For the quarter, cost of sales was 47.9% of sales compared to 45.4% in 1993. The gross profit percentage decreased due to higher product cost levels for the acquired businesses and, particularly in the second quarter, a change in the chemical sales mix to products with lower margins and higher metal costs which were not fully recovered through price increases.

Selling, general and administrative expenses for the six months ended June 30, 1994, were $136,282, or 32.4% of sales compared to $115,582, or 31.8% of sales in 1993. Higher advertising and marketing costs, additional expenses for new facilities that are not yet fully utilized and amortization attributable to the acquisitions, partially offset by a decrease in deferred compensation expense, were the main factors causing the increase.

Net income for the second quarter was $26,975 compared to $26,892 in 1993, while net income for the first half of 1994 increased 5.3% to $56,703 from $53,860 in 1993 before the cumulative effect of accounting changes. Overall sales growth exceeded overall profit growth in both periods due to the sales and cost factors described above, as well as the higher growth in metal sales rather than chemical sales, since metal sales provide lower margins than chemical sales. Net income for the six months ended June 30, 1993, was $43,054 after a one-time, after-tax charge of $10,806 for the cumulative effect of accounting changes, as further described in Notes to Consolidated Financial Statements in Item 1 above.

Liquidity and Capital Resources

Cash and temporary cash investments increased $2,900 in the first half of 1994. Cash provided by operating activities was $28,076, a decrease of $4,891 from 1993, due to working capital requirements exceeding the increase in cash generated from income before accounting changes and other noncash expenses. The increase in inventories is due to stocking new products, the initial stocking at several new distribution sites to enhance customer service levels and a build-up to support increased sales growth. Property, plant and equipment expenditures of $39,273 in the first six months were funded by the cash provided by operations and additional short-term borrowings of $24,389. These expenditures include the purchase of a distribution facility in Allentown, Pennsylvania, which is currently being renovated for occupation in late 1994 and the continuing expansion of a production facility in Sheboygan, Wisconsin.

Although net cash flows from operating activities vary from period to period, it is anticipated that future increases should be in line with sales growth and should be sufficient to meet capital and debt service requirements.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 3, 1994. The election of the Board of Directors was the only matter on which a vote of security holders was held. Following are the results of such vote:

                             Votes                    Votes
   Nominee                    For                    Withheld
- - ------------------         ----------               ---------
Carl T. Cori               38,463,029               3,029,135
David R. Harvey            41,263,952                 228,212
Robert J. Hurst            41,256,452                 235,712
David M. Kipnis            38,469,729               3,022,435
Andrew E. Newman           38,469,929               3,022,235
William C. O'Neil, Jr.     38,471,029               3,021,135
Jerome W. Sandweiss        38,450,928               3,041,236
D. Dean Spatz              41,255,252                 236,912
Thomas N. Urban            38,471,229               3,020,935


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


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)



                        By:   /s/  Kirk A. Richter
                            ------------------------
                        Date:    August 12, 1994

                         Kirk A. Richter, Controller
              (on behalf of the Company as Controller and as
                       Principal Accounting Officer)