Form 10-Q
period 1994-09-30
SIGMA ALDRICH CORP
filed 1994-11-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994

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

                             Yes  X    No

    There were 49,830,779 shares of the Company's $1.00 par value common stock outstanding on October 31, 1994.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months               Nine Months
                                                          Ended September 30,       Ended September 30,
                                                       -----------------------    ----------------------
                                                          1994          1993        1994         1993
                                                       --------        -------    -------      ---------
Net Sales                                              $217,367       $190,797     $638,278      $554,642
   Cost of products sold                                106,579         89,403      303,569       254,548
                                                       --------       --------     --------      --------
Gross profit                                            110,788        101,394      334,709       300,094

   Selling, general and administrative expenses          69,011         59,980      205,293       175,562
                                                       --------       --------     --------      --------
Income before income taxes and cumulative effect
  of accounting changes                                  41,777         41,414      129,416       124,532

   Provision for income taxes                            14,748         14,702       45,684        43,960
                                                       --------       --------     --------      --------
Income before cumulative effect of accounting
  changes                                                27,029         26,712       83,732        80,572

   Cumulative effect of accounting changes                -               -            -          (10,806)
                                                       --------       --------     --------      --------
Net income                                             $ 27,029       $ 26,712     $ 83,732      $ 69,766
                                                       ========       ========     ========      ========


Income per share before cumulative effect
  of accounting changes                                  $ 0.54         $ 0.54     $   1.68      $   1.62

Cumulative effect of accounting changes                     -              -          -             (0.22)
                                                       --------       --------     --------      --------
Net income per share                                     $ 0.54         $ 0.54     $   1.68      $   1.40
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,830         49,803       49,828        49,802
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0825       $ 0.0725     $ 0.2475      $ 0.2175
                                                       ========       ========     ========      ========



See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                            September 30,       December 31,
Assets                                                          1994               1993
                                                            -------------      ------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                       $ 10,289            $ 10,252
     Accounts receivable, net of allowance for doubtful
       accounts                                                 143,290             113,439
     Inventories                                                335,156             305,487
     Other current assets                                        21,466              21,629
                                                                -------             -------
          Total current assets                                  510,201             450,807
                                                                -------             -------

Property, plant and equipment:
     Land                                                        28,278              24,658
     Buildings and improvements                                 182,244             166,319
     Machinery and equipment                                    215,141             203,127
     Construction in progress                                    68,867              31,432
     Less-Accumulated depreciation                             (199,174)           (168,214)
                                                               --------            --------
          Net property, plant and equipment                     295,356             257,322
                                                               --------            --------
Other assets                                                     45,808              45,302
                                                               --------            --------
                                                               $851,365            $753,431
                                                               ========            ========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                             $ 45,275           $  36,747
     Current maturities of long-term debt                           493                 955
     Accounts payable                                            41,271              43,967
     Accrued payroll and other expenses                          31,286              25,479
     Accrued income taxes                                         4,021               4,209
                                                                -------             -------
          Total current liabilities                             122,346             111,357
                                                                -------             -------
Long-term debt                                                   14,991              17,266
                                                                -------             -------
Deferred postretirement benefits                                 26,636              24,559
                                                                -------             -------
Deferred compensation                                             5,951               9,109
                                                                -------             -------
Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,830 and 49,805 shares outstanding, respectively        49,830              49,805
     Capital in excess of par value                               9,981               8,883
     Retained earnings                                          609,511             538,111
     Cumulative translation adjustments                          12,119              (5,659)
                                                               --------            --------
     Total stockholders' equity                                 681,441             591,140
                                                               --------            --------
                                                               $851,365            $753,431
                                                               ========            ========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                      Nine Months
                                                                  Ended September 30,
                                                               ---------------------------
                                                                 1994               1993
Cash flows from operating activities:                          --------          ---------
Net income                                                    $ 83,732            $ 69,766
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Cumulative effect of accounting changes                     -                  10,806
     Depreciation and amortization                              29,009              24,777
     Deferred postretirement benefits expense                    2,527               1,953
     Deferred tax provision                                        304              (1,603)
     Deferred compensation expense                              (1,543)              3,426
     Deferred compensation payments                               (693)               (543)
     Increase in accounts receivable                           (24,003)            (24,258)
     Increase in inventories                                   (24,732)            (24,428)
     Decrease in other current assets                              704               2,070
     Increase (decrease) in accounts payable                    (4,339)                973
     Increase in accrued payroll and other expenses              3,761               4,479
     Decrease in accrued income taxes                             (575)             (2,816)
                                                              ---------            --------
     Net cash provided by operating activities                  64,152              64,602
                                                              ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                     (56,278)            (46,796)
   Sale of property, plant and equipment                           257                 201
   Acquisition of businesses, net of cash acquired              (1,400)            (63,445)
   Other, net                                                   (2,533)               (798)
                                                              ---------            --------
     Net cash used by investing activities                     (59,954)           (110,838)
                                                              ---------            --------
Cash flows from financing activities:
   Issuance of notes payable                                     8,538              30,352
   Issuance of long-term debt                                    -                     684
   Repayment of long-term debt                                  (2,820)             (8,711)
   Payment of dividends                                        (12,332)            (10,832)
   Exercise of employee stock options                              205                 587
                                                              ---------           ---------
     Net cash provided (used) by financing activities           (6,409)             12,080
                                                              ---------           ---------
Effect of exchange rate changes on cash                          2,248                 851
                                                              ---------           ---------
Net change in cash and cash equivalents                             37             (33,305)
Cash and cash equivalents at January 1                          10,252              44,932
                                                              ---------           ---------
Cash and cash equivalents at September 30                     $ 10,289            $ 11,627
                                                              =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                          $ 45,915            $ 47,660
   Interest paid, net of capitalized interest                 $  3,100            $  1,706


See accompanying notes to consolidated financial statements.

                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                   (in thousands, except per share data)


Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

Net Income per Share

  Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

  The principal categories of consolidated inventories were:

                                 September 30,     December 31,
                                     1994             1993
                                   ---------        ---------
    Finished goods                  $257,793         $233,833
    Work in process                   20,575           19,457
    Raw materials                     56,788           52,197
                                    --------         --------
                                    $335,156         $305,487
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

The following presents the pro forma consolidated results of operations for the nine months ended September 30, 1993, as if these acquisitions had occurred at the beginning of 1993. The pro forma results do not purport to be indicative of the actual results that would have been achieved had these acquisitions occurred as of such date or of results which may occur in the future.


        Net sales                           $580,727
                                            ========
        Net income*                         $ 80,942
                                            ========
        Net income per share*               $   1.63
                                            ========

*Before cumulative effect of accounting changes

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (in thousands)


Results of Operations

Sales for the nine month period ended September 30 increased 15.1% to $638,278 in 1994 from $554,642 in 1993. Chemical sales increased 11% for both the third quarter and the first nine months. Currency exchange rate effects accounted for 2% of the quarterly sales gain, with no effect on the nine month increase. Research chemical sales gains in the third quarter were in line with results achieved in the first half of 1994. New product sales and increased marketing efforts helped Bulk, Diagnostic and Chromatography sales grow faster than the overall rate in the third quarter. Metal sales increases exceeded 35% for the first nine months and 25% in the third quarter as strong construction demand continued. The change in growth rates for the nine months and the third quarter reflects the acquisition of Circle AW in June 1993.

Cost of sales was $303,569, representing 47.6% of sales, compared to $254,548 or 45.9% of sales, for the first nine months of 1993.
For the quarter, cost of sales was 49.0% of sales compared to 46.9% in 1993. The gross profit percentage decreased due to higher product cost levels on new products, a change in the chemical sales mix to products with lower margins and lower margins from Supelco, acquired in May 1993, as well as higher metal costs which were not fully recovered through selling price increases.

Selling, general and administrative expenses for the nine months ended September 30, 1994, were $205,293, or 32.2% of sales compared to $175,562, or 31.7% of sales in 1993. Higher advertising and marketing costs, additional expenses for new facilities that are not yet fully utilized and amortization attributable to the acquisitions, partially offset by a decrease in deferred compensation expense, were the main factors causing the increase.

Net income for the quarter ended September 30, 1994, was $27,029 compared to $26,712 in 1993, while net income for the first nine months of 1994 increased 3.9% to $83,732 from $80,572 in 1993 before the cumulative effect of accounting changes. Overall sales growth exceeded overall profit growth in both periods due to the sales and cost factors described above, as well as the continued higher growth in metal sales than chemical sales, since metal sales provide lower margins than chemical sales. Net income for the nine months ended September 30, 1993, was $69,766 after a one-time, after-tax charge of $10,806 for the cumulative effect of accounting changes, as further described in Notes to Consolidated Financial Statements in Item 1 above.

Liquidity and Capital Resources

The level of cash and temporary cash investments as of September 30, 1994, was the same as December 31, 1993, with $64,152 of cash provided by operating activities in the first nine months of 1994 being comparable to that in the same period of 1993. Short-term borrowings have provided cash of $8,538 in the first nine months of 1994, which is a reduction of $15,851 from the amount of borrowings that had been outstanding as of June 30, 1994. The increase in inventories is due to stocking new products, the initial stocking at several new distribution sites to enhance customer service levels and a build-up to support increased sales growth. Property, plant and equipment expenditures of $56,278 in the first nine months include the purchase of a distribution facility in Allentown, Pennsylvania, which was occupied in October 1994, and the continuing expansion of a production facility in Sheboygan, Wisconsin.

Although net cash flows from operating activities vary from period to period, it is anticipated that future increases should be in line with sales growth and should be sufficient to meet capital and debt service requirements.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27 - Financial Data Schedule

     (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)



                        By:   /s/  Kirk A. Richter
                            ------------------------
                        Date:    November 10, 1994

                         Kirk A. Richter, Controller
              (on behalf of the Company as Controller and as
                       Principal Accounting Officer)