Form 10-K
SIGMA ALDRICH CORP
filed 1995-03-30
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1994
                               -----------------
                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    ------------
     Commission file number    0-8135

                         SIGMA-ALDRICH CORPORATION
           -----------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                                   43-1050617
------------------------------            ---------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri           63103
---------------------------------------         ----------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code  314-771-5765

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

     $1,642,854,339                            March 7, 1995
     --------------                          -----------------
          Value                              Date of Valuation

     Number of shares outstanding of each of the Registrant's classes of common stock, as of March 7, 1995:

Common Stock, $1.00 par value, 49,850,757 shares outstanding

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

                                        Parts of Form 10-K into
Documents Incorporated by Reference       which Incorporated
------------------------------------    -----------------------
Pages 11-24 of the Annual Report to
  Shareholders for the year ended
  December 31, 1994                       Parts I, II and IV

Proxy Statement for the 1995 Annual
  Meeting of Shareholders                 Part III

The Index to Exhibits is located on page F-3 of this report.

                       PART I
--------------------------------------------------------------------------------
Item 1. Business.
--------------------------------------------------------------------------------
     Sigma-Aldrich Corporation engages through subsidiaries in two lines of business: the production and sale of a broad range of biochemicals, organic and inorganic chemicals, radiolabeled chemicals, diagnostic reagents, chromatography products and related products (hereinafter referred to as "chemical products"), and the manufacture and sale of metal components for strut, cable tray, pipe support and telecommunication systems and electrical enclosures (hereinafter referred to as "metal products" or "B-Line"). Its principal executive offices are located at 3050 Spruce
Street, St. Louis, Missouri  63103.

     Sigma-Aldrich Corporation (hereinafter referred to as the "Company", which term includes all consolidated subsidiaries of the Company) was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 ("Reorganization"), the
Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company ("Sigma"), and
Aldrich Chemical Company, Inc. ("Aldrich"), both of which had operated continuously for more than 20 years prior to the Reorganization. Effective December 9, 1980, B-Line Systems, Inc.
("B-Line"), previously a subsidiary of Sigma, became a subsidiary of the Company.

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

(a) Chemical Products.
 -------------------------------------------------------------------------------
1)   Products:

     The Company distributes approximately 76,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology and endocrinology and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions. The diagnostic products are used in manual, semi-automated and automated testing procedures.
Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products.

     Aldrich also offers approximately 60,000 esoteric chemicals as a special service to customers interested in screening them for application in many areas (such as medicine and agriculture).
This area accounts for less than 1% of the Company's sales.

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

2)   Production and Purchasing:

     The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin (Aldrich); St. Louis, Missouri (Sigma); Bellefonte, Pennsylvania (Supelco); Germany (Aldrich Chemie GmbH and Co. K.G.); Israel (Sigma Israel Chemicals Ltd.); Switzerland (Fluka) and the United Kingdom (Sigma-Aldrich Company Ltd.). A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

     Of the approximately 76,000 products listed in the Sigma, Aldrich, Fluka and Supelco catalogs, the Company produced approximately 35,000 which accounted for 45% of the net sales of chemical products for the year ended December 31, 1994. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for as much as 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging.
This is done by a combined staff of approximately 230 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products primarily through Sigma, Aldrich, Fluka and Supelco under their own trademarks and labels. Marketing of products is primarily done through the distribution of over 2,800,000 comprehensive catalogs to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by technical and sales representatives with customers.

     For customer convenience, Sigma packages approximately 300 combinations of certain of its individual products in diagnostic kit form. A diagnostic kit will include products which, when used in a series of manual and/or automated testing procedures, will aid in detecting particular conditions or diseases. The sale of these kits is promoted by a field sales unit. Diagnostic kits accounted for approximately 10% of the Company's sales of chemical products in the year ended December 31, 1994.

     During the year ended December 31, 1994, products were sold to approximately 134,000 customers, including hospitals, universities and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $200. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1994. During the year ended December 31, 1994, no one customer and no one product accounted for more than 1% of the net sales of chemical products.

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

4)   International Operations:

     In the year ended December 31, 1994, 51% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka and Supelco, through distributors and by subsidiaries organized in Australia, Austria, Belgium, Brazil, Canada, Czech Republic, England, France, Germany, Holland, Hungary, India, Israel, Italy, Japan, Mexico, Poland, Scotland, Singapore, South Korea, Spain, Sweden and Switzerland. Several foreign subsidiaries also have production facilities.

     For sales with final destinations in a foreign market, the Company has a Foreign Sales Corporation ("FSC") subsidiary which provides certain Federal income tax advantages. The effect of the tax rules governing the FSC is to lower the effective Federal income tax rate on export income. The Company intends to continue to comply with the provisions of the Internal Revenue Code relating to FSCs.

     The Company's foreign operations and domestic export sales are subject to currency revaluations, changes in tariff restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1994, approximately 15% of the Company's domestic operations' chemical purchases were from foreign suppliers. Additional information regarding international operations is included in Note 10 to the consolidated financial statements on pages 21 and 22 of the 1994 Annual Report which is incorporated herein by reference.

5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names "Sigma", "Aldrich", "Fluka", "Supelco" and "B-Line" and their related logos which have various expiration dates and are expected to be renewed indefinitely.

6)   Regulations:

     The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the "Act"). A limited number of the Company's products, including in-vitro diagnostic reagents, are subject to labeling, manufacturing and other provisions of the Act. The Company believes it is in compliance in all material respects with the applicable regulations.

     The Company believes that it is in compliance in all material respects with Federal, state and local regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the Federal laws and regulations which may have an impact on the Company's business. These summaries are only illustrative of the extensive regulatory requirements of the Federal, state and local governments and are not intended to provide the specific details of each law or regulation.

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

     Approximately 900 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration ("DEA") or the Nuclear Regulatory Commission ("NRC"). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

     Approximately 400 products, for which sales are immaterial to the total sales of the Company, are subject to control by the Department of Commerce ("DOC"). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products by requiring a special export license.

(b) Metal Products.
--------------------------------------------------------------------------------
     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois; Norcross, Georgia and Reno, Nevada. Components and complete systems used to support telecommunications apparatus and cabling are manufactured at the plant in Reno, Nevada. Circle AW
Products Company, which was acquired on June 16, 1993 and operates as a wholly-owned subsidiary of B-Line, manufactures electrical enclosures at its facilities in Portland, Oregon and Modesto, California.

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

     Electrical enclosures are metal enclosure boxes, generally manufactured from steel, that are used to contain and protect electric meters, fuse and circuit breaker boards and electrical panels. These products are used in industrial, commercial and residential installations.

     B-Line also manufactures a line of lightweight support fasteners to be used in commercial and industrial facilities to attach electrical and acoustical fixtures.

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; and Modesto, California plants, from two regional warehouses and 49 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

(c) Competition.
--------------------------------------------------------------------------------
     Substantial competition exists in all the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. A few competitors, like the Company, offer thousands of chemicals and stock and analyze most of their products. While the Company generally offers a larger number of products, some of the Company's products are unusual and have relatively little demand. In addition, there are many competitors who offer a limited quantity of chemicals, and several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

     The Company believes its B-Line subsidiary to be among the three largest producers of metal strut framing, pipe hangers and cable tray component systems, although reliable industry statistics are not available.

     In all product areas the Company competes primarily on the basis of customer service, product quality and price.

(d)  Employees.
--------------------------------------------------------------------------------
     The Company employed 5,534 persons as of December 31, 1994.
Of these, 4,402 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 1,132 persons.
The total number of persons employed within the United States was 4,082, with the balance employed by the foreign subsidiaries. The
Company employed over 1,500 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 220 with Ph.D. degrees.

     Employees engaged in chemical production, research and distribution are not represented by any organized labor group. B-Line's production workers at the Highland and Troy, Illinois facilities are members of the International Association of Machinists and Aerospace Workers, District No. 9 (AFL-CIO). The labor agreement covering these employees expires November 12, 1995. B-Line's production workers at the Norcross, Georgia facility are members of the United Food and Commercial Workers International (AFL-CIO), Retail Clerks Union Local 1063. The labor agreement covering these employees expires June 13, 1998.

(e) Back-log of Orders.
-----------------------------------------------------------------------------
     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available.
Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1994 and 1993, the back-log of firm orders and orders for future delivery of chemical products was $14,700,000 and $9,100,000, respectively. The Company expects that substantially all of the December 31, 1994 back-log will be shipped during 1995.

      On December 31, 1994 and 1993, B-Line had a back-log of orders amounting to $5,200,000 and $2,400,000, respectively.
B-Line expects that substantially all of the December 31, 1994 back-log will be shipped during 1995.

(f) Information as to Industry Segments.
-----------------------------------------------------------------------------
     Information concerning industry segments for the years ended
December 31, 1994, 1993 and 1992, is located in Note 10 to the consolidated financial statements on page 21 of the 1994 Annual
Report which is incorporated herein by reference.

(g)  Executive Officers of the Registrant.
----------------------------------------------------------------------------
     Information regarding executive officers is contained in Part
III, Item 10, and is incorporated herein by reference.

Item 2.  Properties.
----------------------------------------------------------------------------
     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan,
Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland.  In St.
Louis, the Company owns a 320,000 square foot building used for manufacturing, a complex of buildings aggregating 349,000 square feet which is currently being used for warehousing and production, a 75,000 square foot building and a 50,000 square foot building both used for warehousing and a 30,000 square foot building used for production, quality control and packaging. A 280,000 square foot building in St. Louis is being partially utilized to provide additional quality control, packaging and warehousing capacity. Also in St. Louis, the Company owns 30 acres upon which is located a 240,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 165,000 square foot building which is used for manufacturing, warehousing and offices, a 110,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 331,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 151,000 square foot building which is used for manufacturing and warehousing, a 56,000 square foot administration facility and a 615,000 square foot building which is being renovated for use as a distribution facility. The Company also owns 515 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 318,000 square feet for production and packaging. Fluka owns an 11 acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 227,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities.
Supelco owns 72 acres near Bellefonte, Pennsylvania, upon which is located a 160,000 square foot building used for manufacturing, warehousing, research and administration.

     The Company's B-Line manufacturing business is located in Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; and Modesto, California. B-Line owns a 270,000 square foot building in Highland, a 55,000 square foot building in Troy, Illinois, a 68,000 square foot building in Portland, Oregon, a 173,000 square foot building in Reno, Nevada, and a 125,000 square foot building in Modesto, California. B-Line leases a 101,000 square foot facility in Norcross, Georgia.

     The Company also owns warehouse and distribution facilities containing approximately 173,000, 35,000 and 8,000 square feet in Allentown, Pennsylvania, Metuchen, New Jersey and Ronkonkoma, New York, respectively, and leases warehouses in Chicago, Illinois and Dallas, Texas under short-term leases. Manufacturing and/or warehousing facilities are also owned or leased in England, France, Germany, Israel, Japan, Scotland and
Switzerland.  Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs.
The Company will continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.
-----------------------------------------------------------------------------
     There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------
     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1994.

                                  PART II
--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.
--------------------------------------------------------------------------------
     Information concerning market price of the Registrant's Common
Stock and related shareholder matters for the years ended December
31, 1994 and 1993, is located on page 11 of the 1994 Annual Report which is incorporated herein by reference.

     As of March 7, 1995, there were 2,574 record holders of the Registrant's Common Stock.

Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Financial Statements.
--------------------------------------------------------------------------------
     The information required by Items 6 through 8 is incorporated herein by reference to pages 11 - 24 of the 1994 Annual Report.
See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1994 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
     Not applicable.


                                  PART III
------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant.
-----------------------------------------------------------------------------
     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1995 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer   Age    Positions and Offices Held
     -------------------------   ---    --------------------------
     Carl T. Cori                 58    Chairman of the Board and
                                        Chief Executive Officer

     Peter A. Gleich              49    Vice President and Treasurer

     David R. Harvey              55    President and Chief Operating
                                        Officer

     Kirk A. Richter              48    Controller

     Thomas M. Tallarico          50    Vice President and Secretary

There is no family relationship between any of the officers.

Dr. Cori has been Chief Executive Officer of the Company for more than five years. He was elected Chairman of the Board in May 1991 and served as President of the Company for more than five years until March 1995.

Mr. Gleich was elected Treasurer in November 1994. He has been Vice President of the Company for more than five years. He was Secretary of the Company for more than five years until November 1994. He also served as Treasurer of the Company from 1975 to May 1991.

Dr. Harvey has been Chief Operating Officer of the Company for more than five years. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Richter has held the position indicated for more than five years.

Mr. Tallarico was elected Secretary in November 1994. He has been a Vice President of the Company since February 1991 and had served as Treasurer of the Company from May 1991 to November 1994. He served as publisher of the St. Louis Sun Publishing Company, St. Louis, Missouri, from March 1989 to July 1990.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.

Item 11.  Executive Compensation.
--------------------------------------------------------------------------------
     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1995 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------
     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1995 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------
     Information under the caption "Director Compensation and Transactions" of the 1995 Proxy Statement is incorporated herein by reference.

                              PART IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------
(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements on page F-1 of this report. Those pages of the Company's 1994 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

     2.  Financial Statement Schedules.

          See Index to Financial Statement Schedules on page F-1 of this report.

     3.  Exhibits.

          See Index to Exhibits on page F-3 of this report.

(b)  Reports on Form 8-K:

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



                              SIGNATURES
--------------------------------------------------------------------------------
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SIGMA-ALDRICH CORPORATION
                      -------------------------
                            (Registrant)


              By    /s/ Peter A. Gleich                       March 30, 1995
                  --------------------------------------      --------------
                  Peter A. Gleich, Vice President and              Date
                  Treasurer




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

            By   /s/     Carl T. Cori                      March 30, 1995
                --------------------------------------     --------------
                Carl T. Cori, Director, Chairman of the         Date
                   Board and Chief Executive Officer

            By   /s/     David R. Harvey                   March 30, 1995
                -----------------------------------------  --------------
                David R. Harvey, Director, President            Date
                   and Chief Operating Officer

            By   /s/     Peter A. Gleich                   March 30, 1995
                --------------------------------------     --------------
                Peter A. Gleich, Vice President and             Date
                   Treasurer

            By   /s/     Kirk A. Richter                   March 30, 1995
                --------------------------------------     --------------
                Kirk A. Richter, Controller                     Date


            By   /s/     Thomas M. Tallarico               March 30, 1995
                ---------------------------------------    --------------
                Thomas M. Tallarico, Vice President             Date
                    and Secretary

            By   /s/     David M. Kipnis                   March 30, 1995
                --------------------------------------     --------------
                David M. Kipnis, Director                       Date


            By   /s/     Andrew E. Newman                  March 30, 1995
                ---------------------------------------    --------------
                Andrew E. Newman, Director                      Date


            By   /s/     Jerome W. Sandweiss               March 30, 1995
                ---------------------------------------    --------------
                Jerome W. Sandweiss, Director                   Date


                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
-----------------------------------------------------------------------------


                                                Page Number
                                                 Reference
                                              --------------
                                               Annual Report
                                              to Shareholders
                                              ----------------
Comparative financial data for the years
 1994, 1993, 1992, 1991 and 1990                     11

Management's discussion of financial
 condition and results of operations                 12


FINANCIAL STATEMENTS:

 Consolidated Balance Sheets
    December 31, 1994 and 1993                       15

 Consolidated statements for the years
    ended December 31, 1994, 1993 and 1992
      Income                                         14
      Stockholders' Equity                           16
      Cash Flows                                     17

 Notes to consolidated financial statements          18

 Report of independent public accountants            14


FINANCIAL STATEMENT SCHEDULES:

Schedules are not submitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.


                               INDEX TO EXHIBITS
                               -----------------


These Exhibits are numbered in accordance with the Exhibit Table of
Item 6.01 of Regulation S-K:


     Exhibit                                    Reference
     -------                                    ---------
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

  (f)  Second Amendment to Share Option    See Exhibit 10(f).
       Plan of 1987*

  (g)  Employment Agreement with Carl      Incorporated by reference to Exhibit
       T. Cori* (Similar Employment        10(g) of Form 10-K filed for the
       Agreements also exist with          year ended December 31, 1992,
       Peter A. Gleich, David R.           Commission File Number 0-8135.
       Harvey, Kirk A. Richter and
       Thomas M. Tallarico)

  (h)  Letter re:  Consultation Services   Incorporated by reference to Exhibit
       with Dr. David M. Kipnis*           10(h) of Form 10-K filed for the
                                           year ended December 31, 1992,
                                           Commission File Number 0-8135.

(11)  Statement Regarding Computation      Incorporated by reference to the
      of Per Share Earnings                information on net income per share
                                           included in Note 1 to the Company's
                                           1994 financial statements filed as
                                           Exhibit 13 below.

(13)  Pages 11-24 of the Annual Report     See Exhibit 13.
      to Shareholders for the year
      ended December 31, 1994

(21)  Subsidiaries of Registrant           See Exhibit 21.

(23)  Consent of Independent Public        See Exhibit 23.
      Accountants

(27)  Financial Data Schedule              See Exhibit 27.

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.