Form 10-Q
period 1995-03-31
SIGMA ALDRICH CORP
filed 1995-05-12
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995


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
                   (I.R.S. Employer Identification No.)

            3050 Spruce Street, St. Louis, Missouri 63103
                (Address of principal executive office)

   (Registrant's telephone number, including area code)    314-771-5765



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

    There were 49,851,257 shares of the Company's $1.00 par value common stock outstanding on April 30, 1995.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                Sigma-Aldrich Corporation and Subsidiaries
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                    1995           1994
                                                  -----------------------
Net sales                                         $ 244,802     $ 208,458

   Cost of products sold                            114,776        95,308
                                                  ---------     ---------
Gross profit                                        130,026       113,150

   Selling, general and administrative expenses      79,265        67,203
                                                  ---------     ---------
Income before income taxes                           50,761        45,947

   Provision for income taxes                        18,020        16,219
                                                  ---------     ---------
Net income                                        $  32,741     $  29,728
                                                  =========     =========

Weighted average shares outstanding                  49,850        49,825
                                                  =========     =========

Net income per share                              $    0.66     $    0.60
                                                  =========     =========

Dividends per share                               $    0.09     $  0.0825
                                                  =========     =========


See accompanying notes to consolidated financial statements.


                 Sigma-Aldrich Corporation and Subsidiaries
                        Consolidated Balance Sheets
                              (in thousands)


                                                 March 31,       December 31,
Assets                                             1995             1994
                                               ------------      -----------
Current assets:                                (unaudited)

 Cash                                          $     6,316       $     2,297
 Temporary cash investments                         13,726             7,448
 Accounts receivable, net of allowance
    for doubtful accounts                          162,631           134,893
 Inventories                                       344,737           330,333
 Other current assets                               27,131            27,374
                                               -----------       -----------
      Total current assets                         554,541           502,345
                                               -----------       -----------

Property, plant and equipment:
 Land                                               29,706            28,512
 Buildings and improvements                        200,254           195,101
 Machinery and equipment                           239,275           232,497
 Construction in progress                           55,192            50,609
 Less-Accumulated depreciation                    (216,054)         (204,030)
                                               -----------       -----------
      Net property, plant and equipment            308,373           302,689
                                               -----------       -----------
Other assets                                        46,956            46,939
                                               -----------       -----------
                                               $   909,870       $   851,973
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     9,968       $    18,671
 Current maturities of long-term debt                  244               650
 Accounts payable                                   49,088            53,832
 Accrued payroll and other expenses                 36,828            27,304
 Accrued income taxes                               25,220             4,580
                                               -----------       -----------
      Total current liabilities                    121,348           105,037
                                               -----------       -----------
Long-term debt                                      14,550            14,478
                                               -----------       -----------
Deferred postretirement benefits                    28,852            27,257
                                               -----------       -----------
Deferred compensation                                5,292             5,696
                                               -----------       -----------
Stockholders' equity:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 49,850 and 49,832 shares
   outstanding, respectively                        49,850            49,832
 Capital in excess of par value                     10,588            10,004
 Retained earnings                                 659,889           631,634
 Cumulative translation adjustments                 19,501             8,035
                                               -----------       -----------
      Total stockholders' equity                   739,828           699,505
                                               -----------       -----------
                                               $   909,870       $   851,973
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                  Sigma-Aldrich Corporation and Subsidiaries
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                  -------------------------
                                                      1995            1994
                                                  -------------------------

Cash flows from operating activities:
 Net income                                       $   32,741     $   29,728
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    10,545          9,539
     Deferred tax provision                              (31)           147
     Postretirement benefits expense                     905            842
     Deferred compensation expense                       428            379
     Deferred compensation payments                     (418)          (623)
     Increase in accounts receivable                 (26,803)       (19,469)
     Increase in inventories                          (9,388)        (8,086)
     (Increase) decrease in other current assets         745           (156)
     Decrease in accounts payable                     (6,522)        (9,877)
     Increase in accrued payroll and other expenses    8,233          2,872
     Increase in accrued income taxes                 19,248         10,896
                                                   ---------      ---------
     Net cash provided by operating activities        29,683         16,192
                                                   ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions              (7,375)       (20,120)
 Sale of property, plant and equipment                    -              10
 Other, net                                               -          (1,027)
                                                   ---------      ---------
     Net cash used in investing activities            (7,375)       (21,137)
                                                   ---------      ---------
Cash flows from financing activities:
 (Repayment) issuance of notes payable                (8,993)        12,711
 Repayment of long-term debt                            (133)          (987)
 Payment of dividends                                 (4,487)        (4,110)
 Exercise of employee stock options                       20            179
                                                   ---------      ---------
     Net cash provided by (used in)
           financing activities                      (13,593)         7,793
                                                   ---------      ---------
Effect of exchange rate changes on cash                1,582            630
                                                   ---------      ---------
Net change in cash and cash equivalents               10,297          3,478
Cash and cash equivalents at January 1                 9,745         10,252
                                                   ---------      ---------
Cash and cash equivalents at March 31              $  20,042      $  13,730
                                                   =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                 $   1,896      $   4,931
 Interest paid, net of capitalized interest        $     693      $     575



See accompanying notes to consolidated financial statements.

                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                  (in thousands, except per share data)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:


                                        March 31,       December 31,
                                          1995              1994
                                      ------------      ------------

Finished goods                          $  262,741        $  250,351
Work in process                             20,468            20,232
Raw materials                               61,528            59,750
                                      ------------      ------------
                                        $  344,737        $  330,333
                                      ============      ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (in thousands)

Results of Operations

For the three months ended March 31, 1995, sales increased 17.4% to $244,802 from $208,458 in 1994. Chemical sales for the quarter increased 17.7% to $200,702. The growth rate was positively affected by sales improvements in all worldwide markets with the impact of currency exchange rates contributing 5% of the gain. All divisions of the chemical business showed satisfactory volume growth. Research sales benefited from aggressive marketing and closer customer contacts which resulted in increased demand in the United States and strong gains overseas. Bulk sales were particularly buoyant worldwide as new plant capacity was brought on stream. The healthcare sector's renewed confidence regarding the availability of reimbursement funds has had a positive effect on the diagnostic business. Chromatography sales gains reflect increased marketing efforts. Metal sales increased 16.3% to $44,100 as strong construction demand continued for our electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $114,776, representing 46.9% of sales, compared to $95,308, or 45.7% of sales, for the first three months of 1994. The decrease in the gross profit percentage resulted from a change in the chemical sales mix to products with lower margins. Gross margins for metal products improved slightly as selling price increases compensated for higher raw material prices.

Selling, general and administrative expenses for the three months ended
March 31, 1995, were $79,265, or 32.4% of sales compared to $67,203, or 32.2% of sales in 1994. Higher marketing costs were the main factor causing the increase.

Net income increased 10.1% to $32,741 for the first quarter of 1995. Net income grew at a slower rate than sales because of lower chemical margins and higher costs described above. Profit margins improved from more recent quarters as a result of steps taken later in 1994 to adjust staffing levels, improve productivity and control other expenses.

Liquidity and Capital Resources

Net cash flows totalled $10,297 for the three months ended March 31, 1995 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $29,683, an increase of $13,491 from 1994. The increase is primarily due to higher net income and fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $7,375, repayment of notes payable and long-term debt totalling $9,126 and payment of dividends of $4,487. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits
      --------
      (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation and Amendments - Incorporated by
                 reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1991, Commission File Number 0-8135.

             (b) By-Laws as amended February 1993 - Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

      (27) Financial Data Schedule

 (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)


                By:        /s/  Kirk A. Richter
                         -------------------------
                Date:          May 12, 1995

                         Kirk A. Richter, Controller
                 (on behalf of the Company as Controller and as
                         Principal Accounting Officer)