Form 10-Q
period 1995-06-30
SIGMA ALDRICH CORP
filed 1995-08-11
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

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
                  (Address of principal executive office)

    (Registrant's telephone number, including area code) (314) 771-5765

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

    There were 49,856,107 shares of the Company's $1.00 par value common stock outstanding on July 31, 1995.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months                Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -----------------------    ----------------------
                                                          1995          1994        1995         1994
                                                       -----------------------    ----------------------
Net sales                                              $243,325       $212,453     $488,127      $420,911
   Cost of products sold                                114,450        101,682      229,226       196,990
                                                       --------       --------     --------      --------
Gross profit                                            128,875        110,771      258,901       223,921

   Selling, general and administrative expenses          76,961         69,079      156,226       136,282
                                                       --------       --------     --------      --------
Income before income taxes                               51,914         41,692      102,675        87,639

   Provision for income taxes                            18,430         14,717       36,450        30,936
                                                       --------       --------     --------      --------
Net income                                             $ 33,484       $ 26,975     $ 66,225      $ 56,703
                                                       ========       ========     ========      ========

Net income per share                                   $   0.67       $   0.54     $   1.33      $   1.14
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,852         49,829       49,851        49,827
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0900       $ 0.0825     $ 0.1800      $ 0.1650
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                               June 30,        December 31,
Assets                                                           1995               1994
                                                             -------------      ------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                      $  19,342           $   9,745
     Accounts receivable, net of allowance for doubtful
       accounts                                                 161,875             134,893
     Inventories                                                351,157             330,333
     Other current assets                                        29,185              27,374
                                                                -------             -------
          Total current assets                                  561,559             502,345
                                                                -------             -------

Property, plant and equipment:
     Land                                                        29,664              28,512
     Buildings and improvements                                 204,330             195,101
     Machinery and equipment                                    253,696             232,497
     Construction in progress                                    53,386              50,609
     Less-Accumulated depreciation                             (227,974)           (204,030)
                                                               ---------           ----------
          Net property, plant and equipment                     313,102             302,689
                                                               ---------           ----------
Other assets                                                     45,074              46,939
                                                               ---------           ----------
                                                               $919,735            $851,973
                                                               =========           ==========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                             $  2,339            $ 18,671
     Current maturities of long-term debt                           517                 650
     Accounts payable                                            42,761              53,832
     Accrued payroll and other expenses                          42,861              27,304
     Accrued income taxes                                         7,094               4,580
                                                                -------             -------
          Total current liabilities                              95,572             105,037
                                                                -------             -------
Long-term debt                                                   14,344              14,478
                                                                -------             -------
Deferred postretirement benefits                                 30,895              27,257
                                                                -------             -------
Deferred compensation                                             7,680               5,696
                                                                -------             -------

Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,855 and 49,832 shares outstanding, respectively        49,855              49,832
     Capital in excess of par value                              10,673              10,004
     Retained earnings                                          688,950             631,634
     Cumulative translation adjustments                          21,766               8,035
                                                               --------            --------
     Total stockholders' equity                                 771,244             699,505
                                                               --------            --------
                                                               $919,735            $851,973
                                                               ========            ========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                               -----------------------------
                                                                   1995              1994
Cash flows from operating activities:                          -----------------------------
Net income                                                      $ 66,225            $ 56,703
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                21,081              19,587
     Postretirement benefits expense                               1,811               1,684
     Deferred tax provision                                          609                (129)
     Deferred compensation expense                                 2,999                (959)
     Deferred compensation payments                                 (454)               (656)
     Increase in accounts receivable                             (23,449)            (27,737)
     Increase in inventories                                     (17,058)            (23,851)
     Increase in other current assets                               (796)               (710)
     Increase (decrease) in accounts payable                     (13,095)              1,640
     Increase in accrued payroll and other expenses               15,790               6,796
     Increase (decrease) in accrued income taxes                   2,328              (4,292)
                                                               ---------            --------
     Net cash provided by operating activities                    55,991              28,076
                                                               ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (22,245)            (39,273)
   Sale of property, plant and equipment                              27                 199
   Other, net                                                         --              (1,932)
                                                               ---------            --------
     Net cash used by investing activities                       (22,218)            (41,006)
                                                               ---------            --------
Cash flows from financing activities:
   Issuance (repayment) of notes payable                         (16,359)             24,389
   Repayment of long-term debt                                      (889)             (2,049)
   Payment of dividends                                           (8,973)             (8,221)
   Exercise of employee stock options                                110                 199
                                                               ---------           ---------
     Net cash (used in) provided by financing activities         (26,111)             14,318
                                                               ---------           ---------
Effect of exchange rate changes on cash                            1,935               1,512
                                                               ---------           ---------
Net change in cash and cash equivalents                            9,597               2,900
Cash and cash equivalents at January 1                             9,745              10,252
                                                               ---------           ---------
Cash and cash equivalents at June 30                           $  19,342           $  13,152
                                                               =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                           $  33,588           $  35,352
   Interest paid, net of capitalized interest                  $   1,149           $   1,761


See accompanying notes to consolidated financial statements.

                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                           (in thousands)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:

                                    June 30,        December 31,
                                      1995             1994
                                    --------         --------
    Finished goods                  $267,353         $250,351
    Work in process                   20,113           20,232
    Raw materials                     63,691           59,750
                                    --------         --------
                                    $351,157         $330,333
                                    ========         ========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
              (in thousands)


Results of Operations

For the quarter ended June 30, sales increased 14.5% to $243.3 million from $212.5 million in 1994. Chemical sales grew 15.3% in the second quarter and 16.5% for the six months. Sales continued to grow in all the Company's worldwide markets with the impact of currency exchange rates contributing 5% of both periods' gain. Sales volume to customers outside of the United States was strong reflecting the strength of the Company's worldwide distribution capacity and the impact of its local presence in 23 countries. All chemical divisions contributed to the sales growth. Research sales maintained its growth pace due to aggressive sales and marketing programs. Bulk sales grew faster than the overall chemical rate as new plant capacity supported increased custom manufacturing orders. The health care sector's renewed confidence regarding the availability of reimbursement funds has had a positive effect on our diagnostic business. Chromatography sales continued to grow reflecting the Company's increased customer focus. Metal sales grew 11.5% in the second quarter and 13.8% for the six months. Second quarter sales were $2.5 million higher than the first quarter of 1995 reflecting continuing strong demand for the Company's electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $229.2 million, representing 47.0% of sales, compared to $197.0 million, or 46.8% of sales for the first six months of 1994. For the quarter, cost of sales was 47.0% of sales compared to 47.9% in 1994. The fluctuation in gross profit percentage for both periods resulted from a change in the chemical sales mix. Gross margins for metal products improved slightly as selling price increases compensated for higher raw material prices.

Selling, general and administrative expenses for the six months ended June 30, 1995, were $156.2 million, or 32.0% of sales compared to $136.3 million or 32.4% of sales in 1994. The percentage decrease in selling, general and administrative expenses is attributable to the adjusting of staff levels and controls over other expenses, offset by an increase in deferred compensation expense.

Net income for the second quarter grew by 24.1% to $33.5 million from $27.0 million in 1994, while net income for the first half of 1995 grew by 16.8% to $66.2 million from $56.7 million in 1994. Profit margins improved from more recent quarters as a result of steps taken late in 1994 to adjust staffing levels, improve productivity and control other expenses.



Liquidity and Capital Resources

Net cash flows totalled $9.6 million for the six months ended June 30, 1995 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $56.0 million, an increase of $27.9 million from 1994. The increase is primarily due to higher net income and fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $22.2 million, repayment of notes payable and long-term debt totalling $17.2 million and payment of dividends totalling $9.0 million. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2, 1995. The matters for which a vote of security holders was held included election of the Board of Directors, adoption of the Company's Share Option Plan of 1995 and a shareholder proposal on earnings announcements.

Following are the results of the votes for the election of the Board of
Directors:

                                 Votes                    Votes
     Nominee                      For                    Withheld
-----------------------       -------------           --------------
Carl T. Cori                   39,435,900                3,650,036
David R. Harvey                42,529,573                  556,363
Robert J. Hurst                42,313,504                  772,432
David M. Kipnis                39,424,238                3,661,698
Andrew E. Newman               39,439,188                3,646,748
William C. O'Neil, Jr.         39,429,488                3,656,448
Jerome W. Sandweiss            42,187,802                  898,134
D. Dean Spatz                  42,521,964                  563,972
Thomas N. Urban                39,604,289                3,481,647


Following are the results of the votes for the adoption of the Company Share Option Plan of 1995 and the shareholder proposal:

                                Votes             Votes
                                 For             Against         Abstain
                              ----------       ----------      ----------

Share Option Plan of 1995     36,473,793        6,437,578         174,565

Shareholder proposal on
   earnings announcements      6,329,173       31,754,290       1,214,441



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3)  Certificate of Incorporation and By-Laws:
                 (a)  Certificate of Incorporation and Amendments-
                      -------------------------------------------
                      Incorporated by reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1994. Commission File Number O-8135.

                 (b)  By-Laws as amended February 1993
                      --------------------------------
                      Incorporated by reference to Exhibit 3(b) on Form 10-K filed for the year ended December 31, 1992, Commission File Number O-8135.

           (27)  Financial Data Schedule

     (b) No reports were filed on Form 8-K during the period for which this report is filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SIGMA-ALDRICH CORPORATION
                          -------------------------
                                 (Registrant)


     By           /s/ Kirk A. Richter                      August 11, 1995
     ---------------------------------------------         ---------------
           Kirk A. Richter, Controller                          Date
     (on behalf of the Company as Controller and
      as Principal Accounting Officer)