Form 10-Q/A
period 1995-06-30
SIGMA ALDRICH CORP
filed 1995-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                              FORM 10-Q/A


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

     (a)  Exhibits

          (3)  Certificate of Incorporation and By-Laws:
                 (a)  Certificate of Incorporation and Amendments-
                      -------------------------------------------
                      Incorporated by reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

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


     By           /s/ Kirk A. Richter                      August 14, 1995
     ---------------------------------------------         ---------------
           Kirk A. Richter, Controller                          Date
     (on behalf of the Company as Controller and
      as Principal Accounting Officer)