Form 10-Q
period 1995-09-30
SIGMA ALDRICH CORP
filed 1995-11-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

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

                             Yes  X    No

    There were 49,863,207 shares of the Company's $1.00 par value common stock outstanding on October 31, 1995.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                            Three Months               Nine Months
                                                         Ended September 30,        Ended September 30,
                                                       -----------------------    ----------------------
                                                          1995          1994        1995         1994
                                                       -----------------------    ----------------------
Net sales                                              $239,103       $217,367     $727,230      $638,278
   Cost of products sold                                112,428        106,579      341,654       303,569
                                                       --------       --------     --------      --------
Gross profit                                            126,675        110,788      385,576       334,709

   Selling, general and administrative expenses          75,197         69,011      231,423       205,293
                                                       --------       --------     --------      --------
Income before income taxes                               51,478         41,777      154,153       129,416

   Provision for income taxes                            18,274         14,748       54,724        45,684
                                                       --------       --------     --------      --------
Net income                                             $ 33,204       $ 27,029     $ 99,429      $ 83,732
                                                       ========       ========     ========      ========

Net income per share                                   $   0.66       $   0.54     $   1.99      $   1.68
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,858         49,830       49,853        49,828
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0900       $ 0.0825     $ 0.2700      $ 0.2475
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                             September 30,      December 31,
Assets                                                           1995               1994
                                                             -------------      ------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                      $  57,544           $   9,745
     Accounts receivable, net of allowance for doubtful
       accounts                                                 162,855             134,893
     Inventories                                                338,574             330,333
     Other current assets                                        31,849              27,374
                                                                -------             -------
          Total current assets                                  590,822             502,345
                                                                -------             -------

Property, plant and equipment:
     Land                                                        29,073              28,512
     Buildings and improvements                                 206,037             195,101
     Machinery and equipment                                    274,279             232,497
     Construction in progress                                    39,333              50,609
     Less-Accumulated depreciation                             (234,739)           (204,030)
                                                               ---------           ---------
          Net property, plant and equipment                     313,983             302,689
                                                               ---------           ---------
Other assets                                                     48,683              46,939
                                                               ---------           ---------
                                                               $953,488            $851,973
                                                               =========           =========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                             $  7,580            $ 18,671
     Current maturities of long-term debt                           510                 650
     Accounts payable                                            43,545              53,832
     Accrued payroll and other expenses                          44,937              27,304
     Accrued income taxes                                         5,735               4,580
                                                                -------             -------
          Total current liabilities                             102,307             105,037
                                                                -------             -------
Long-term debt                                                   14,084              14,478
                                                                -------             -------
Deferred postretirement benefits                                 29,601              27,257
                                                                -------             -------
Deferred compensation                                             9,459               5,696
                                                                -------             -------

Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,862 and 49,832 shares outstanding, respectively        49,862              49,832
     Capital in excess of par value                              10,933              10,004
     Retained earnings                                          717,602             631,634
     Cumulative translation adjustments                          19,640               8,035
                                                               --------            --------
     Total stockholders' equity                                 798,037             699,505
                                                               --------            --------
                                                               $953,488            $851,973
                                                               ========            ========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                         Nine Months
                                                                     Ended September 30,
                                                               -----------------------------
                                                                   1995              1994
Cash flows from operating activities:                          -----------------------------
Net income                                                      $ 99,429            $ 83,732
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                31,403              29,009
     Postretirement benefits expense                               2,716               2,527
     Deferred tax provision                                          643                 304
     Deferred compensation expense                                 4,533              (1,543)
     Deferred compensation payments                                 (490)               (693)
     Increase in accounts receivable                             (25,775)            (24,003)
     Increase in inventories                                      (7,233)            (24,732)
     (Increase) decrease in other current assets                  (4,545)                704
     Decrease in accounts payable                                (12,812)             (4,339)
     Increase in accrued payroll and other expenses               16,068               3,761
     Increase (decrease) in accrued income taxes                   1,701                (575)
                                                               ---------            --------
     Net cash provided by operating activities                   105,638              64,152
                                                               ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (35,544)            (56,278)
   Sale of property, plant and equipment                             734                 257
   Acquisition of businesses, net of cash acquired                    --              (1,400)
   Other, net                                                         --              (2,533)
                                                               ---------            --------
     Net cash used by investing activities                       (34,810)            (59,954)
                                                               ---------            --------
Cash flows from financing activities:
   Issuance (repayment) of notes payable                         (10,923)              8,538
   Repayment of long-term debt                                    (1,002)             (2,820)
   Payment of dividends                                          (12,823)            (12,332)
   Exercise of employee stock options                                377                 205
                                                               ---------           ---------
     Net cash used in financing activities                       (24,371)             (6,409)
                                                               ---------           ---------
Effect of exchange rate changes on cash                            1,342               2,248
                                                               ---------           ---------
Net change in cash and cash equivalents                           47,799                  37
Cash and cash equivalents at January 1                             9,745              10,252
                                                               ---------           ---------
Cash and cash equivalents at September 30                      $  57,544           $  10,289
                                                               =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                           $  50,816           $  45,915
   Interest paid, net of capitalized interest                  $   1,447           $   3,100


See accompanying notes to consolidated financial statements.

                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                           (in thousands)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:

                                  September 30,    December 31,
                                      1995             1994
                                    --------         --------
    Finished goods                  $255,539         $250,351
    Work in process                   20,010           20,232
    Raw materials                     63,025           59,750
                                    --------         --------
                                    $338,574         $330,333
                                    ========         ========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
              (in thousands)


Results of Operations

For the quarter ended September 30, sales increased 10.0% to $239.1 million from $217.4 million in 1994. Chemical sales grew 10.2% in the third quarter and 14.4% for the nine months. Sales continued to grow in all the Company's worldwide markets with the impact of currency exchange rates contributing 2% of the third quarter and 4% of the year-to-date gains. Sales volume to customers outside of the United States was strong reflecting the strength of the Company's worldwide distribution capacity and the impact of its local presence in 23 countries. All chemical divisions contributed to the sales growth. Research sales maintained its growth pace as a result of an expanded presence overseas. Bulk sales grew faster than the overall chemical rate as utilization of new plant capacity increased. Diagnostic and chromatography sales gains reflect the Company's increased customer focus. Metal sales grew 9.4% in the third quarter and 12.2% for the nine months. Third quarter sales were $2.3 million higher than the second quarter of 1995 reflecting continuing strong demand for the Company's electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $341.7 million, representing 47.0% of sales, compared to $303.6 million, or 47.6% of sales for the first nine months of 1994. For the quarter, cost of sales was 47.0% of sales compared to 49.0% in 1994. The fluctuation in gross profit percentage for both periods resulted from a change in the chemical sales mix and improved gross margins for metal products as selling price increases compensated for higher raw material prices.

Selling, general and administrative expenses for the nine months ended September 30, 1995, were $231.4 million, or 31.8% of sales compared to $205.3 million or 32.2% of sales in 1994. For the quarter, selling, general and administrative expenses were 31.4% of sales compared to 31.7% in 1994. The percentage decrease in selling, general and administrative expenses is attributable to the adjusting of staff levels, and controls over other expenses, offset by an increase in deferred compensation expenses.

Net income for the third quarter grew by 22.9% to $33.2 million from $27.0 million in 1994, while net income for the nine month period grew by 18.7% to $99.4 million from $83.7 million in 1994. Profit margins improved from those achieved later in 1994 due to the factors described previously and efforts to improve productivity in all areas.


Liquidity and Capital Resources

Net cash flows totalled $47.8 million for the nine months ended September 30, 1995 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $105.6 million, an increase of $41.5 million from 1994. The increase is primarily due to higher net income and fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $35.5 million, repayment of notes payable and long-term debt totalling $11.9 million and payment of dividends totalling $12.8 million. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.

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


                          SIGMA-ALDRICH CORPORATION
                          -------------------------
                                 (Registrant)


     By           /s/ Kirk A. Richter                      November 13, 1995
     ---------------------------------------------         -----------------
           Kirk A. Richter, Controller                          Date
     (on behalf of the Company as Controller and
      as Principal Accounting Officer)