Form 10-K
period 1995-12-31
SIGMA ALDRICH CORP
filed 1996-03-29
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995
                               -----------------
                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ----------------

                 Commission file number    0-8135
                                           -------

                           SIGMA-ALDRICH CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                     43-1050617
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                          63103
---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   314-771-5765
                                                     ------------

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

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant:

       $2,742,075,125                                    March 8, 1996
       --------------                                  -----------------
           Value                                       Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 8, 1996 was 49,945,160.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

                                             Parts of Form 10-K into
Documents Incorporated by Reference             which Incorporated
-----------------------------------          -----------------------
Pages 11-24 of the Annual Report to
  Shareholders for the year ended
  December 31, 1995                             Parts I, II and IV

Proxy Statement for the 1996 Annual
  Meeting of Shareholders                       Part III

The Index to Exhibits is located on page F-3 of this report.

                                     PART I
--------------------------------------------------------------------------------
Item 1. Business.
--------------------------------------------------------------------------------
     Sigma-Aldrich Corporation (hereinafter referred to as the "Company", which term includes all consolidated subsidiaries of the Company) has two lines of business: the production and sale of a broad range of biochemicals, organic and inorganic chemicals, radiolabeled chemicals, diagnostic reagents, chromatography products and related products (hereinafter referred to as "chemical products"), and the manufacture and sale of metal components for strut, cable tray, pipe support and telecommunication systems and electrical enclosures (hereinafter referred to as "metal products" or "B-Line"). Its principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri 63103.

     The Company was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 ("Reorganization"), the Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company ("Sigma"), and Aldrich Chemical Company, Inc. ("Aldrich"), both of which had operated continuously for more than 20 years prior to the Reorganization. Effective December 9, 1980, B-Line Systems, Inc.("B-Line"), previously a subsidiary of Sigma, became a subsidiary of the Company.

     Effective May 5, 1993, the Company acquired the net assets and business of Supelco, Inc.("Supelco"), a worldwide supplier of chromatography products used in chemical research and production, from Rohm and Haas Company.

(a) Chemical Products.
-------------------------------------------------------------------------------
1)   Products:

     The Company distributes approximately 80,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology and endocrinology and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions.
The diagnostic products are used in manual, semi-automated and automated testing procedures. Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products.

     Aldrich also offers approximately 81,500 esoteric chemicals as a special service to customers interested in screening them for application in many areas (such as medicine and agriculture). This area accounts for less than 1% of the Company's sales.

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

2)   Production and Purchasing:

     The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin (Aldrich); St. Louis, Missouri (Sigma); Bellefonte, Pennsylvania (Supelco); Germany (Aldrich Chemie GmbH & Co. K.G.); Israel (Sigma Israel Chemicals Ltd.); Switzerland (Fluka Chemie AG, "Fluka") and the United Kingdom (Sigma-Aldrich Company Ltd.). A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

     Of the approximately 80,000 products listed in the Sigma, Aldrich, Fluka and Supelco catalogs, the Company produced approximately 39,000 which accounted for 49% of the net sales of chemical products for the year ended December 31, 1995. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for as much as 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. This is done by a combined staff of approximately 290 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products through separate sales and marketing units for research, bulk and diagnostics and distributes over 2,900,000 comprehensive catalogs for the Sigma, Aldrich, Fluka and Supelco brands to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by technical representatives with customers.

     For customer convenience, Sigma packages approximately 315 combinations of certain of its individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aids in detecting particular conditions or diseases. Diagnostic products accounted for approximately 10% of the Company's sales of chemical products in the year ended December 31, 1995.

     During the year ended December 31, 1995, products were sold to approximately 138,000 customers, including hospitals, universities and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $200. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1995. During the year ended December 31, 1995, no one customer and no one product accounted for more than 1% of the net sales of chemical products.

     Customers and potential customers, wherever located, are encouraged to contact the Company by telephone "collect" or on "toll-free" WATS lines for technical staff consultation or for placing orders. Order processing, shipping, invoicing and product inventory are computerized. Shipments are made seven days a week from St. Louis, six days a week from Milwaukee, United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries significant inventories to maintain this policy.

4)   International Operations:

     In the year ended December 31, 1995, 54% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka and Supelco, through distributors and by subsidiaries organized in Australia, Austria, Belgium, Brazil, Canada, Czech Republic, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, The Netherlands, Poland, Singapore, South Korea, Spain, Sweden, Switzerland and United Kingdom. Several foreign subsidiaries also have production facilities.

     For sales with final destinations in an international market, the Company has a Foreign Sales Corporation ("FSC") subsidiary which provides certain Federal income tax advantages. The effect of the tax rules governing the FSC is to lower the effective Federal income tax rate on export income. The Company intends to continue to comply with the provisions of the Internal Revenue Code relating to FSCs.

     The Company's international operations and domestic export sales are subject to currency revaluations, changes in tariff restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1995, approximately 15% of the Company's domestic operations' chemical purchases were from international suppliers. Additional information regarding international operations is included in Note 10 to the consolidated financial statements on pages 21 and 22 of the 1995 Annual Report which is incorporated herein by reference.


5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names; "Sigma", "Aldrich", "Fluka", "Supelco" and "B-Line" and marketing units; "Sigma-Aldrich Research", "SAF" (Sigma-Aldrich Bulk)and "Sigma Diagnostics". Their related logos, which have various expiration dates, are expected to be renewed indefinitely.

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

(b) Metal Products.
--------------------------------------------------------------------------------
     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada and Sherman, Texas. Components and complete systems used to support telecommunications apparatus and cabling are manufactured at the plant in Reno, Nevada. Circle AW Products Company, which was acquired on June 16, 1993 and operates as a wholly-owned subsidiary of B-Line, manufactures electrical enclosures at its facilities in Portland, Oregon and Modesto, California.

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

(c) Competition.
--------------------------------------------------------------------------------
     Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. A few competitors, like the Company, offer thousands of chemicals and stock and analyze most of their products. While the Company generally offers a larger number of products, some of the Company's products are unusual and have relatively little demand. In addition, there are many competitors who offer a limited quantity of chemicals, and several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

     The Company believes its B-Line subsidiary to be among the three largest producers of metal strut framing, pipe hangers and cable tray component systems, although reliable industry statistics are not available.

     In all product areas the Company competes primarily on the basis of customer service, product quality and price.

(d) Employees.
--------------------------------------------------------------------------------
     The Company employed 5,682 persons as of December 31, 1995. Of these, 4,587 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 1,095 persons. The total number of persons employed within the United States was 4,156, with the balance employed by the international subsidiaries. The Company employed over 1,900 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 220 with Ph.D. degrees.

     Employees engaged in chemical production, research and distribution are not represented by any organized labor group. B-Line's production workers at the Highland and Troy, Illinois facilities are members of the International Association of Machinists and Aerospace Workers, District No. 9 (AFL-CIO). The labor agreement covering these employees expires November 14, 1999. B-Line's production workers at the Norcross, Georgia facility are members of the United Food and Commercial Workers International (AFL-CIO), Retail Clerks Union Local 1063. The labor agreement covering these employees expires June 13, 1998.

(e) Back-log of Orders.
--------------------------------------------------------------------------------
      The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1995 and 1994, the back-log of firm orders and orders for future delivery of chemical products was not significant. The Company expects that substantially all of the December 31, 1995 back-log will be shipped during 1996.

      On December 31, 1995 and 1994, the back-log of orders at B-Line was not significant. B-Line expects that substantially all of the December 31, 1995 back-log will be shipped during 1996.

(f) Information as to Industry Segments.
--------------------------------------------------------------------------------
      Information concerning industry segments for the years ended December 31, 1995, 1994 and 1993, is located in Note 10 to the consolidated financial statements on page 21 of the 1995 Annual Report which is incorporated herein by reference.

(g) Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information regarding executive officers is contained in Part III, Item 10, and is incorporated herein by reference.

Item 2.  Properties.
------------------------------------------------------------------------------
     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan, Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland. In St. Louis, the Company owns a 320,000 square foot building used for manufacturing, a complex of buildings aggregating 349,000 square feet which is currently being used for warehousing and production, a 75,000 square foot building used for warehousing, a 23,000 square foot building used for warehousing and office space and a 30,000 square foot building used for production, quality control and packaging. The Company owns a 280,000 square foot building in St. Louis which is being partially utilized to provide additional quality control, packaging and warehousing capacity. Also in St. Louis, the Company owns 30 acres upon which is located a 240,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 165,000 square foot building which is used for manufacturing, warehousing and offices, a 110,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 331,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 151,000 square foot building which is used for manufacturing and warehousing, a 56,000 square foot administration facility and a 615,000 square foot building which is being renovated for use as a distribution facility. The Company also owns 515 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 318,000 square feet for production and packaging. Fluka owns an 11 acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 237,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities. Supelco owns 72 acres near Bellefonte, Pennsylvania, upon which is located a 160,000 square foot building used for manufacturing, warehousing, research and administration.

     The Company's B-Line manufacturing business is located in Highland and Troy, Illinois; Norcross, Georgia; Sherman, Texas; Reno, Nevada; Portland, Oregon; and Modesto, California. B-Line owns a 270,000 square foot building in Highland, a 55,000 square foot building in Troy, Illinois, a 68,000 square foot building in Portland, Oregon, a 238,000 square foot building in Sherman, Texas, a 173,000 square foot building in Reno, Nevada, and a 125,000 square foot building in Modesto, California. B-Line leases a 101,000 square foot facility in Norcross, Georgia.

     The Company also owns warehouse and distribution facilities containing approximately 173,000 and 8,000 square feet in Allentown, Pennsylvania and Ronkonkoma, New York, respectively, and leases warehouses in Chicago, Illinois and Dallas, Texas under short-term leases. Manufacturing and/or warehousing facilities are also owned or leased in the United Kingdom, France, Germany, Israel, Japan, Scotland and Switzerland. Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company will continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.
------------------------------------------------------------------------------

     There are no material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1995.



                                PART II
------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------------

     Information concerning market price of the Registrant's Common Stock and related shareholder matters for the years ended December 31, 1995 and 1994, is located on page 11 of the 1995 Annual Report which is incorporated herein by reference.

     As of March 8, 1996, there were 2,226 record holders of the Registrant's Common Stock.


Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements and Supplementary Data.
--------------------------------------------------------------------------------

     The information required by Items 6 through 8 is incorporated herein by reference to pages 11-24 of the 1995 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1995 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------
     Not applicable.

                                  PART III
------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
------------------------------------------------------------------------------

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1996 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer     Age    Positions and Offices Held
     -------------------------     ----   --------------------------

     Carl T. Cori                  59     Chairman of the Board and Chief
                                          Executive Officer

     Peter A. Gleich               50     Vice President, Treasurer and Chief
                                          Financial Officer

     David R. Harvey               56     President and Chief Operating Officer

     Kirk A. Richter               49     Controller

     Thomas M. Tallarico           51     Vice President and Secretary

There is no family relationship between any of the officers.

Dr. Cori has been Chief Executive Officer of the Company for more than five years. He was elected Chairman of the Board in May 1991 and served as President of the Company for more than five years until March 1995.

Mr. Gleich was elected Treasurer and Chief Financial Officer in November 1994. He has been Vice President of the Company for more than five years. He was Secretary of the Company for more than five years until November 1994. He also served as Treasurer of the Company from 1975 to May 1991.

Dr. Harvey has been Chief Operating Officer of the Company for more than five years. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Richter has held the position indicated for more than five years.

Mr. Tallarico was elected Secretary in November 1994. He has been a Vice President of the Company for more than five years and served as Treasurer of the Company from May 1991 to November 1994.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.


Item 11.  Executive Compensation.
-------------------------------------------------------------------------------

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1996 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1996 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 1996 Proxy Statement is incorporated herein by reference.


                                   PART IV
-------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------------
(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1995 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

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

                      SIGMA-ALDRICH CORPORATION
                      -------------------------
                            (Registrant)


          By    /s/     Peter A. Gleich             March 28, 1996
              ------------------------------------- --------------
              Peter A. Gleich, Vice President,           Date
              Treasurer and Chief Financial Officer


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

          By   /s/     Carl T. Cori                      March 28, 1996
              ----------------------------------------   --------------
              Carl T. Cori, Director, Chairman of the         Date
                 Board and Chief Executive Officer

          By   /s/     David R. Harvey                   March 28, 1996
              ----------------------------------------   --------------
              David R. Harvey, Director, President and        Date
                 Chief Operating Officer

          By   /s/     Peter A. Gleich                   March 28, 1996
              -----------------------------------------  --------------
              Peter A. Gleich, Vice President, Treasurer        Date
                 and Chief Financial Officer

          By   /s/     Kirk A. Richter                   March 28, 1996
              ----------------------------------------   --------------
              Kirk A. Richter, Controller                     Date

          By   /s/     Thomas M. Tallarico               March 28, 1996
              ---------------------------------------    --------------
              Thomas M. Tallarico, Vice President and         Date
                 Secretary

          By   /s/     David M. Kipnis                   March 28, 1996
              ---------------------------------------    --------------
              David M. Kipnis, Director                       Date

          By   /s/     Andrew E. Newman                  March 28, 1996
              ---------------------------------------    --------------
              Andrew E. Newman, Director                      Date

          By   /s/     Jerome W. Sandweiss               March 28, 1996
              ---------------------------------------    --------------
              Jerome W. Sandweiss, Director                  Date


                 SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------

                                                              Page Number
                                                               Reference
                                                              -----------
                                                             Annual Report
                                                            to Shareholders
                                                            ---------------
Comparative financial data for the years
1995, 1994, 1993, 1992 and 1991                                   11

Management's discussion of financial
condition and results of operations                               12


FINANCIAL STATEMENTS:

   Consolidated Balance Sheets
      December 31, 1995 and 1994                                  15

   Consolidated statements for the years
      ended December 31, 1995, 1994 and 1993
        Income                                                    14
        Stockholders' Equity                                      16
        Cash Flows                                                17

    Notes to consolidated financial statements                    18

    Report of independent public accountants                      14


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




                               INDEX TO EXHIBITS
                               -----------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K:

        Exhibit                                          Reference
        -------                                          ---------
(3)  Certificate of Incorporation and By-Laws:

  (a)  Certificate of Incorporation and    Incorporated by reference to Exhibit
       Amendments                          3(a) of Form 10-K filed for the year
                                           ended December 31, 1991, Commission
                                           File Number 0-8135.

  (b)  By-Laws as amended February 1996    See Exhibit 3(b).

(4)  Instruments Defining the Rights of
     Shareholders, Including Indentures:

  (a) Certificate of Incorporation and     See Exhibit 3(a) above.
      Amendments

  (b) By-Laws as amended February 1996     See Exhibit 3(b) above.

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

  (c) Second Amendment to Incentive         Incorporated by reference to
      Stock Bonus Plan*                     Exhibit 10(c) of Form 10-K filed
                                            for the year ended December 31,
                                            1992, Commission File Number
                                            0-8135.


  (d) Share Option Plan of 1987*            Incorporated by reference to Exhibit
                                            10(d) of Form 10-K filed for the
                                            year ended December 31, 1992,
                                            Commission File Number 0-8135.

  (e) First Amendment to Share Option       Incorporated by reference to
      Plan of 1987*                         Exhibit 10(e) of Form 10-K filed
                                            for the year ended December 31,
                                            1992, Commission File Number
                                            0-8135.

  (f) Second Amendment to Share Option      Incorporated by reference to Exhibit
      Plan of 1987*                         10(f) of Form 10-K filed for the
                                            year ended December 31, 1994,
                                            Commission File Number 0-8135.

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


 (i)  Share Option Plan of 1995*            Incorporated by reference to
                                            Appendix A of the Company's
                                            Definitive Proxy Statement filed
                                            March 30, 1995, Commission File
                                            Number 0-8135.

(11)  Statement Regarding Computation       Incorporated by reference to the
      of Per Share Earnings                 information on net income per share
                                            included in Note 1 to the Company's
                                            1995 financial statements filed as
                                            Exhibit 13 below.


(13)  Pages 11-24 of the Annual Report      See Exhibit 13.
      to Shareholders for the year
      ended December 31, 1995

(21)  Subsidiaries of Registrant            Page F-20 of this report.

(23)  Consent of Independent Public         Page F-2 of this report.
      Accountants

(27) Financial Data Schedule                See Exhibit 27.


*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.