Form 10-Q
period 1996-03-31
SIGMA ALDRICH CORP
filed 1996-05-13
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996


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

            3050 Spruce Street, St. Louis, Missouri 63103
                (Address of principal executive office) (Zip)

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

                             Yes  X    No

    There were 49,961,360 shares of the Company's $1.00 par value common stock outstanding on April 30, 1996.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                    1996           1995
                                                  -----------------------
Net sales                                         $ 262,399     $ 244,802

   Cost of products sold                            120,995       114,776
                                                  ---------     ---------
Gross profit                                        141,404       130,026

   Selling, general and administrative expenses      84,463        79,265
                                                  ---------     ---------
Income before income taxes                           56,941        50,761

     Provision for income taxes                      20,214        18,020
                                                  ---------     ---------
Net income                                        $  36,727     $  32,741
                                                  =========     =========

Net Income per share                                  $0.74         $0.66
                                                  =========     =========

Weighted average number of shares outstanding        49,920        49,850
                                                  =========     =========

Dividends per share                               $    0.11     $    0.09
                                                  =========     =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 March 31,       December 31,
                                                   1996             1995
                                               ------------      -----------
Assets                                         (unaudited)

Current assets:
 Cash and temporary cash investments           $    94,527       $    83,969
 Accounts receivable, net of allowance
    for doubtful accounts                          167,222           144,661
 Inventories                                       345,691           346,388
 Other current assets                               38,469            34,983
                                               -----------       -----------
      Total current assets                         645,909           610,001
                                               -----------       -----------

Property, plant and equipment:
 Land                                               28,830            29,365
 Buildings and improvements                        210,630           211,805
 Machinery and equipment                           304,771           301,314
 Construction in progress                           38,454            30,086
 Less-Accumulated depreciation                    (253,855)         (244,649)
                                               -----------       -----------
      Net property, plant and equipment            328,830           327,921
                                               -----------       -----------
Other assets                                        52,526            47,266
                                               -----------       -----------
                                               $ 1,027,265       $   985,188
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     5,165       $     7,306
 Current maturities of long-term debt                  359               459
 Accounts payable                                   43,001            57,087
 Accrued payroll and other expenses                 41,463            34,062
 Accrued income taxes                               22,448             9,097
                                               -----------       -----------
      Total current liabilities                    112,436           108,011
                                               -----------       -----------
Long-term debt                                      14,424            13,834
                                               -----------       -----------
Deferred postretirement benefits                    35,186            29,910
                                               -----------       -----------
Deferred compensation                                9,114             8,699
                                               -----------       -----------
Stockholders' equity:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 49,952 and 49,877 shares
   outstanding, respectively                        49,952            49,877
 Capital in excess of par value                     14,391            11,455
 Retained earnings                                 775,605           744,370
 Cumulative translation adjustments                 16,157            19,032
                                               -----------       -----------
      Total stockholders' equity                   856,105           824,734
                                               -----------       -----------
                                               $ 1,027,265       $   985,188
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                  -------------------------
                                                      1996           1995
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $  36,727      $  32,741
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    11,503         10,545
     Deferred income taxes                             1,016           (31)
     Postretirement benefits expense                     921            905
     Deferred compensation expense                     1,209            428
     Deferred compensation payments                     (293)          (418)
     Increase in accounts receivable                 (23,106)       (26,803)
     (Increase) decrease in inventories                  364         (9,388)
     (Increase) decrease in other current assets      (3,867)           745
     Decrease in accounts payable                    (14,488)        (6,522)
     Increase in accured payroll and other expenses    7,081          8,233
     Increase in accrued income taxes                 12,490         19,248
                                                    ---------      ---------
     Net cash provided by operating activities        29,557         29,683
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions             (12,838)        (7,375)
 Other, net                                           (2,492)            -
                                                    ---------      ---------
     Net cash used in investing activities           (15,330)        (7,375)
                                                    ---------      ---------
Cash flows from financing activities:
 Repayment of notes payable                           (2,014)        (8,993)
 Issuance (repayment) of long-term debt                  441           (133)
 Payment of dividends                                 (5,492)        (4,487)
 Exercise of employee stock options                    2,618             20
                                                    ---------      ---------
     Net cash used in financing activities            (4,447)       (13,593)
                                                    ---------      ---------
Effect of exchange rate changes on cash                  778          1,582
                                                    ---------      ---------
Net change in cash and cash equivalents               10,558         10,297
Cash and cash equivalents at January 1                83,969          9,745
                                                    ---------      ---------
Cash and cash equivalents at March 31               $ 94,527       $ 20,042
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $  1,999      $   1,896
 Interest paid, net of capitalized interest         $    120      $     693



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                            (in thousands)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:


                                        March 31,       December 31,
                                          1996              1995
                                      ------------      ------------

Finished goods                          $  276,019        $  279,178
Work in process                             20,082            20,382
Raw materials                               49,590            46,828
                                      ------------      ------------
                                        $  345,691        $  346,388
                                      ============      ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (in thousands)

Results of Operations

For the three months ended March 31, 1996, sales increased 7.2% to $262,399 from $244,802 in 1995. Chemical sales for the quarter increased 6.8% to $214,275. Sales growth was stronger in the international markets where the impact of currency exchange rates was negligible. Domestic sales were influenced by delays in funding for research and environmental testing. Bulk sales continued to do well. Metal sales for the quarter grew to 9.2% to $48,124, reflecting continuing strong demand for our electrical, mechanical and telecommunication products and enclosures.

Cost of sales was $120,995, representing 46.1% of sales, compared to $114,776 or 46.9% of sales, for the first three months of 1995. The increase in the gross profit percentage resulted primarily from a change in the chemical sales mix. However, this increase was offset slightly by a decline in the metal gross margins due to small selling price decreases.

Selling, general and administrative expenses for the three months ended March 31, 1996 were $84,463 or 32.2% of sales compared to $79,265, or 32.4%
of sales in 1995. The decrease in selling, general and administrative expenses are attributable to adjusting of staff levels, the control of other costs and an increase in net interest income.

Net income increased 12.2% to $36,727 for the first quarter of 1996 increasing at a greater rate than sales for the reasons described above. Profit margins improved from more recent quarters as a result of continuing efforts to improve productivity and control costs.

Liquidity and Capital Resources

Net cash flows totaled $10,558 for the three months ended March 31, 1996 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $29,557, a decrease of $126 from 1995. The decrease resulted from higher net income offset by fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $12,838 and payment of dividends totaling $5,492. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits
      --------
      (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation and Amendments - Incorporated by
                 reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1991, Commission File Number 0-8135.

             (b) By-Laws as amended February 1996 - Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 1995, Commission File Number 0-8135.

      (27) Financial Data Schedule

 (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)


                By:        /s/  Kirk A. Richter
                         -------------------------
                Date:          May 13, 1996

                         Kirk A. Richter, Controller
                 (on behalf of the Company as Controller and as
                         Principal Accounting Officer)