Form 10-Q
period 1996-06-30
SIGMA ALDRICH CORP
filed 1996-08-13
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

                             Yes  X    No

    There were 49,968,610 shares of the Company's $1.00 par value common stock outstanding on July 31, 1996.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                     Sigma-Aldrich Corporation
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months                Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -----------------------    ----------------------
                                                          1996          1995        1996         1995
                                                       -----------------------    ----------------------
Net sales                                              $258,832       $243,325     $521,231      $488,127
   Cost of products sold                                120,598        114,450      241,593       229,226
                                                       --------       --------     --------      --------
Gross profit                                            138,234        128,875      279,638       258,901

   Selling, general and administrative expenses          80,925         76,961      165,388       156,226
                                                       --------       --------     --------      --------
Income before income taxes                               57,309         51,914      114,250       102,675

   Provision for income taxes                            20,345         18,430       40,559        36,450
                                                       --------       --------     --------      --------
Net income                                             $ 36,964       $ 33,484     $ 73,691      $ 66,225
                                                       ========       ========     ========      ========

Net income per share                                   $   0.74       $   0.67     $   1.48      $   1.33
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,953         49,852       49,942        49,851
                                                       ========       ========     ========      ========

Dividends per share                                    $   0.11       $   0.09     $   0.22      $   0.18
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                                     Sigma-Aldrich Corporation
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                               June 30,        December 31,
Assets                                                           1996               1995
                                                             -------------     -------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                     $   86,328           $  83,969
     Accounts receivable, net of allowance for doubtful
       accounts                                                 170,604             144,661
     Inventories                                                346,246             346,388
     Other current assets                                        37,365              34,983
                                                             -----------          ----------
          Total current assets                                  640,543             610,001
                                                             -----------          ----------

Property, plant and equipment:
     Land                                                        30,280              29,365
     Buildings and improvements                                 212,804             211,805
     Machinery and equipment                                    311,052             301,314
     Construction in progress                                    45,674              30,086
     Less-Accumulated depreciation                             (262,025)           (244,649)
                                                             -----------          ----------
          Net property, plant and equipment                     337,785             327,921
                                                             -----------          ----------
Other assets                                                     56,679              47,266
                                                             -----------          ----------
                                                             $1,035,007           $ 985,188
                                                             ===========          ==========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                           $    2,683           $   7,306
     Current maturities of long-term debt                           202                 459
     Accounts payable                                            43,757              57,087
     Accrued payroll and other expenses                          42,556              34,062
     Accrued income taxes                                         5,788               9,097
                                                             -----------          ----------
          Total current liabilities                              94,986             108,011
                                                             -----------          ----------
Long-term debt                                                   14,030              13,834
                                                             -----------          ----------
Deferred postretirement benefits                                 33,488              29,910
                                                             -----------          ----------
Deferred compensation                                             9,796               8,699
                                                             -----------          ----------

Stockholders' equity:
     Common stock, $1.00 par value, 100,000 shares authorized,
       49,967 and 49,877 shares outstanding, respectively        49,967              49,877
     Capital in excess of par value                              14,815              11,455
     Retained earnings                                          807,073             744,370
     Cumulative translation adjustments                          10,852              19,032
                                                             -----------          ----------
     Total stockholders' equity                                 882,707             824,734
                                                             -----------          ----------
                                                             $1,035,007           $ 985,188
                                                             ===========          ==========
See accompanying notes to consolidated financial statements.

                                    Sigma-Aldrich Corporation
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                               -----------------------------
                                                                   1996              1995
Cash flows from operating activities:                          -----------------------------
Net income                                                      $ 73,691            $ 66,225
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                23,174              21,081
     Postretirement benefits expense                               1,843               1,811
     Deferred tax provision                                        1,281                 609
     Deferred compensation expense                                 1,918               2,999
     Deferred compensation payments                                 (331)               (454)
     Increase in accounts receivable                             (27,181)            (23,449)
     Increase in inventories                                      (1,059)            (17,058)
     Increase in other current assets                             (3,171)               (796)
     Decrease in accounts payable                                (14,647)            (13,095)
     Increase in accrued payroll and other expenses               10,093              15,790
     Increase (decrease) in accrued income taxes                  (3,589)              2,328
                                                                ---------            --------
     Net cash provided by operating activities                    62,022              55,991
                                                                ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (31,005)            (22,245)
   Sale of property, plant and equipment                             538                  27
   Acquisition of businesses                                     (13,629)               --
   Other, net                                                     (1,500)               --
                                                                ---------            --------
     Net cash used in investing activities                       (45,596)            (22,218)
                                                                ---------            --------
Cash flows from financing activities:
   Repayment of notes payable                                     (4,513)            (16,359)
   Repayment of long-term debt                                       (57)               (889)
   Payment of dividends                                          (10,989)             (8,973)
   Exercise of employee stock options                              3,058                 110
                                                                ---------           ---------
     Net cash used in financing activities                       (12,501)            (26,111)
                                                                ---------           ---------
Effect of exchange rate changes on cash                           (1,566)              1,935
                                                                ---------           ---------
Net change in cash and cash equivalents                            2,359               9,597
Cash and cash equivalents at January 1                            83,969               9,745
                                                                ---------           ---------
Cash and cash equivalents at June 30                            $ 86,328            $ 19,342
                                                                =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                            $ 38,214            $ 33,588
   Interest paid, net of capitalized interest                   $    531            $  1,149


See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                           (in thousands)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:

                                    June 30,        December 31,
                                      1996             1995
                                    --------         --------
    Finished goods                  $272,567         $279,178
    Work in process                   21,371           20,382
    Raw materials                     52,308           46,828
                                    --------         --------
                                    $346,246         $346,388
                                    ========         ========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
              (in thousands)


Results of Operations

For the quarter ended June 30, sales increased 6.4% to $258.8 million from $243.3 million in 1995. Chemical sales grew 6.4% in the second quarter and 6.6% for the six months. Sales continued to grow in all of the Company's worldwide markets even though the impact of currency exchange rates reduced the quarterly and year-to-date gains by 2.5% and 1.3%, respectively. All chemical divisions contributed to the sales growth. The growth pace for research sales was maintained due to agressive sales and marketing programs in a competitive marketplace. Bulk sales continued to grow worldwide, leveraging the Company's broad manufacturing and sourcing capabilities. Diagnostic sales were only slightly higher due to the ending of an instrument distribution agreement in mid-1995. Currency exchange rates may continue to moderate the Company's chemical growth rates for the remainder of 1996. Metal sales grew 6.4% to $49.5 million in the second quarter and 7.7% for the six months. This sales growth reflects a continuing strong demand for the Company's expanding line of electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $241.6 million, representing 46.4% of sales, compared to $229.2 million, or 47.0% of sales for the first six months of 1995. For the quarter, cost of sales was 46.6% of sales compared to 47.0% in 1995. The fluctuation in gross profit percentage for both periods resulted from a change in the chemical sales mix. Gross margins for metal products were comparable to 1995 levels as selling price declines were offset by lower raw material costs and continued productivity improvements.

Selling, general and administrative expenses for the six months ended June 30, 1996, were $165.4 million, or 31.7% of sales compared to $156.2 million or 32.0% of sales in 1995. The percentage decrease in selling, general and administrative expenses is attributable to the adjusting of staff levels and controls over other expenses.

Net income for the second quarter grew by 10.4% to $37.0 million from $33.5 million in 1995, while net income for the first half of 1996 grew by 11.3% to $73.7 million from $66.2 million in 1995. Profit margins improved from more recent quarters as a result of steps taken to adjust staffing levels, improve productivity and control other expenses.


Liquidity and Capital Resources

Net cash flows totalled $2.4 million for the six months ended June 30, 1996 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $62.0 million, an increase of $6.0 million from 1995. The increase is primarily due to higher net income and fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $31.0 million, acquisition of businesses of $13.6 million and payment of dividends totalling $11.0 million. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 7, 1996. The matters for which a vote of security holders was held included election of the Board of Directors, an amendment to the Certificate of Incorporation to increase the number of shares of the Company's authorized common stock from 100,000,000 to 200,000,000 shares and an amendment and restatement of the Incentive Stock Bonus Plan.

Following are the results of the votes for the election of the Board of
Directors:

                                 Votes                    Votes
     Nominee                      For                    Withheld
- -----------------------       -------------           --------------
Carl T. Cori                   39,726,476                4,097,868
David R. Harvey                42,523,709                1,300,635
David M. Kipnis                39,354,628                4,469,716
Andrew E. Newman               39,686,804                4,137,540
William C. O'Neil, Jr.         39,725,586                4,098,758
Jerome W. Sandweiss            39,328,463                4,495,881
D. Dean Spatz                  42,520,054                1,304,290
Thomas N. Urban                39,360,434                4,463,910


Following are the results of the votes for the amendment to the Certificate of Incorporation and the amendment and restatement of the Incentive Stock Bonus
Plan:


                                Votes             Votes
                                 For             Against         Abstain
                              ----------       ----------      ----------

Amendment to Certificate
 of Incorporation             40,518,583        3,243,547          62,214

Amendment and Restatement
 of the Incentive Stock
 Bonus Plan                   39,339,635        4,312,776         171,933



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

                 (b)  By-Laws as amended February 1996
                      --------------------------------
                      Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 1995, Commission File Number 0-8135.

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


     By           /s/ Kirk A. Richter                      August 13, 1996
     ---------------------------------------------         ---------------
           Kirk A. Richter, Controller                          Date
     (on behalf of the Company as Controller and
      as Principal Accounting Officer)