Form 10-Q
period 1996-09-30
SIGMA ALDRICH CORP
filed 1996-11-13
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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

                             Yes  X    No

    There were 49,990,620 shares of the Company's $1.00 par value common stock outstanding on October 31, 1996.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             Sigma-Aldrich Corporation and Subsidiaries
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months             Nine Months
                                                         Ended September 30,       Ended September 30,
                                                       -----------------------    ----------------------
                                                          1996          1995        1996         1995
                                                       -----------------------    ----------------------
Net sales                                              $255,837       $239,103     $777,068      $727,230
   Cost of products sold                                118,678        112,428      360,271       341,654
                                                       --------       --------     --------      --------
Gross profit                                            137,159        126,675      416,797       385,576

   Selling, general and administrative expenses          79,789         75,197      245,177       231,423
                                                       --------       --------     --------      --------
Income before income taxes                               57,370         51,478      171,620       154,153

   Provision for income taxes                            20,366         18,274       60,925        54,724
                                                       --------       --------     --------      --------
Net income                                             $ 37,004       $ 33,204     $110,695      $ 99,429
                                                       ========       ========     ========      ========

Net income per share                                   $   0.74       $   0.66     $   2.22      $   1.99
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding            49,971         49,858       49,952        49,853
                                                       ========       ========     ========      ========

Dividends per share                                    $   0.11       $   0.09     $   0.33      $   0.27
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                             Sigma-Aldrich Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                             September 30,      December 31,
Assets                                                           1996               1995
                                                             -------------     -------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                     $   96,482           $  83,969
     Accounts receivable, net of allowance for doubtful
       accounts                                                 173,706             144,661
     Inventories                                                352,630             346,388
     Other current assets                                        34,097              34,983
                                                             -----------          ----------
          Total current assets                                  656,915             610,001
                                                             -----------          ----------

Property, plant and equipment:
     Land                                                        34,259              29,365
     Buildings and improvements                                 213,423             211,805
     Machinery and equipment                                    315,128             301,314
     Construction in progress                                    63,231              30,086
     Less-Accumulated depreciation                             (272,927)           (244,649)
                                                             -----------          ----------
          Net property, plant and equipment                     353,114             327,921
                                                             -----------          ----------
Other assets                                                     51,028              47,266
                                                             -----------          ----------
                                                             $1,061,057           $ 985,188
                                                             ===========          ==========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                           $    2,640           $   7,306
     Current maturities of long-term debt                            31                 459
     Accounts payable                                            46,424              57,087
     Accrued payroll and other expenses                          39,326              34,062
     Accrued income taxes                                         3,522               9,097
                                                             -----------          ----------
          Total current liabilities                              91,943             108,011
                                                             -----------          ----------
Long-term debt                                                   13,448              13,834
                                                             -----------          ----------
Deferred postretirement benefits                                 32,954              29,910
                                                             -----------          ----------
Deferred compensation                                             9,830               8,699
                                                             -----------          ----------

Stockholders' equity:
     Common stock, $1.00 par value, 200,000 shares authorized,
       49,982 and 49,877 shares outstanding, respectively        49,982              49,877
     Capital in excess of par value                              15,359              11,455
     Retained earnings                                          838,580             744,370
     Cumulative translation adjustments                           8,961              19,032
                                                             -----------          ----------
     Total stockholders' equity                                 912,882             824,734
                                                             -----------          ----------
                                                             $1,061,057           $ 985,188
                                                             ===========          ==========
See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Nine Months
                                                                   Ended September 30,
                                                               -----------------------------
                                                                   1996              1995
Cash flows from operating activities:                          -----------------------------
Net income                                                      $110,695            $ 99,429
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                34,689              31,403
     Postretirement benefits expense                               1,924               2,716
     Deferred tax provision                                        1,133                 643
     Deferred compensation expense                                 1,977               4,533
     Deferred compensation payments                                 (368)               (490)
     Increase in accounts receivable                             (30,700)            (25,775)
     Increase in inventories                                      (9,966)             (7,233)
     (Increase) decrease in other current assets                   1,691              (4,545)
     Decrease in accounts payable                                 (8,473)            (12,812)
     Increase in accrued payroll and other expenses                5,903              16,068
     Increase (decrease) in accrued income taxes                  (5,066)              1,701
                                                                ---------            --------
     Net cash provided by operating activities                   103,439             105,638
                                                                ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (56,200)            (35,544)
   Sale of property, plant and equipment                             522                 734
   Acquisition of businesses, net of cash acquired               (13,629)               --
   Other, net                                                     (1,500)               --
                                                                ---------            --------
     Net cash used by investing activities                       (70,807)            (34,810)
                                                                ---------            --------
Cash flows from financing activities:
   Repayment of notes payable                                     (4,556)            (10,923)
   Repayment of long-term debt                                      (805)             (1,002)
   Payment of dividends                                          (16,485)            (12,823)
   Exercise of employee stock options                              3,616                 377
                                                                ---------           ---------
     Net cash used in financing activities                       (18,230)            (24,371)
                                                                ---------           ---------
Effect of exchange rate changes on cash                           (1,889)              1,342
                                                                ---------           ---------
Net change in cash and cash equivalents                           12,513              47,799
Cash and cash equivalents at January 1                            83,969               9,745
                                                                ---------           ---------
Cash and cash equivalents at September 30                       $ 96,482            $ 57,544
                                                                =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                            $ 60,341            $ 50,816
   Interest paid, net of capitalized interest                   $    978            $  1,447


See accompanying notes to consolidated financial statements.

                Sigma-Aldrich Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                           (in thousands)


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:

                                 September 30,     December 31,
                                      1996             1995
                                    --------         --------
    Finished goods                  $276,017         $279,178
    Work in process                   22,743           20,382
    Raw materials                     53,870           46,828
                                    --------         --------
                                    $352,630         $346,388
                                    ========         ========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this Quarterly Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections.
Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in forward looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the highly competitive environment in which the Company competes and the impact of fluctuations in foreign currency exchange rates.

Results of Operations

For the quarter ended September 30, sales increased 7.0% to $255.8 million from $239.1 million in 1995. Sales for the nine month period ended September 30 increased 6.9% to $777.1 million from $727.2 million in 1995. Chemical sales grew 6.4% to $202.3 million in the third quarter and 6.5% to $625.9 million for the nine months. Sales continued to grow in all of the Company's worldwide markets with the impact of currency exchange rates reducing the quarterly and year-to-date gains by 1.2% and 1.3%, respectively. All chemical divisions contributed to the sales growth. Research sales maintained a consistent growth pace due to aggressive worldwide sales and marketing initiatives in a competitive marketplace. Bulk sales continued to grow. Diagnostic sales gains reflect the introduction of our new coagulation products. Metal sales grew 9.5% to $53.6 million in the third quarter and 8.4% to $151.2 million for the nine months. Third quarter sales were $4.0 million higher than the second quarter of 1996 reflecting continuing strong demand for the Company's electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $360.3 million, representing 46.4% of sales, compared to $341.7 million, or 47.0% of sales for the first nine months of 1995. For the quarter, cost of sales was 46.4% of sales compared to 47.0% in 1995. The improvement in the gross profit percentage for both periods resulted from a change in the chemical sales mix. Gross margins for metal products were comparable to 1995 as sales price declines were offset by lower raw material costs and continued productivity improvements.

Selling, general and administrative expenses for the nine months ended September 30, 1996, were $245.2 million, or 31.6% of sales compared to $231.4 million or 31.8% of sales in 1995. For the quarter, selling, general and administrative expenses were 31.2% of sales compared to 31.5% in 1995. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to the adjusting of staff levels, and controls over other expenses.

Net income for the third quarter grew by 11.4% to $37.0 million from $33.2 million in 1995, while net income for the nine month period grew by 11.3% to $110.7 million from $99.4 million in 1995. Profit margins improved from more recent quarters as a result of steps taken to adjust staffing levels, improve productivity and control other expenses.

Liquidity and Capital Resources

Net cash flows totalled $12.5 million for the nine months ended September 30, 1996 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $103.4 million, a decrease of $2.2 million from 1995. The decrease is primarily due to fluctuations in working capital accounts. The major uses of cash were property, plant and equipment additions of $56.2 million, acquisition of businesses of $13.6 million and payment of dividends totalling $16.5 million. Although net cash flows provided by operating activities vary from year to year, it is anticipated that future increases should be in line with sales growth.

The Board of Directors declared a 100% stock dividend by authorizing the issuance of one additional share of common stock for each share held as of the record date of December 16, 1996. The Directors also declared a 13.6% increase in the quarterly cash dividend to $.0625 per share from $.055 per share on the shares outstanding after the stock dividend. The stock and cash dividends will be paid on January 2, 1997 to shareholders of record on December 16, 1996.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3)  Certificate of Incorporation and By-Laws:
                 (a)  Certificate of Incorporation and Amendments-
                      -------------------------------------------
                      See Exhibit 3(a).

                 (b)  By-Laws as amended February 1996
                      --------------------------------
                      Incorporated by reference to Exhibit 3(b) on Form 10-K filed for the year ended December 31, 1995, Commission File Number 0-8135.

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


     By           /s/ Kirk A. Richter                      November 13, 1996
     ---------------------------------------------         -----------------
           Kirk A. Richter, Controller                          Date
     (on behalf of the Company as Controller and
      as Principal Accounting Officer)