Form 10-K
period 1996-12-31
SIGMA ALDRICH CORP
filed 1997-03-27
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                                 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to

                   Commission file number    0-8135

                        SIGMA-ALDRICH CORPORATION
-------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

              Delaware                                       43-1050617
------------------------------------        -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                     63103
---------------------------------------     -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       314-771-5765
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
-------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant:

        $3,101,903,230                                    March 7, 1997
----------------------------------             ------------------------------
             Value                                      Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 7, 1997 was 100,099,885.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference  Parts of Form 10-K into which Incorporated
-----------------------------------  ------------------------------------------
Pages 11-24 of the Annual Report to
  Shareholders for the year ended
  December 31, 1996                  Parts I, II and IV

Proxy Statement for the 1997 Annual
  Meeting of Shareholders            Part III

The Index to Exhibits is located on page F-3 of this report.

                                  PART I
-------------------------------------------------------------------------------

Item 1. Business.
-------------------------------------------------------------------------------

     Sigma-Aldrich Corporation (hereinafter referred to as the "Company", which term includes all consolidated subsidiaries of the Company) has two lines of business: the production and sale of a broad range of biochemicals, organic and inorganic chemicals, radiolabeled chemicals, diagnostic reagents, chromatography products and related products (hereinafter referred to as "chemical products"), and the manufacture and sale of metal components for strut, cable tray, pipe support, telecommunication systems and electrical enclosures (hereinafter referred to as "metal products" or "B-Line"). Its principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri 63103.

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

(a) Chemical Products.
-------------------------------------------------------------------------------

1)   Products:

     The Company distributes approximately 80,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology and endocrinology and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions. The diagnostic products are used in manual, semi-automated and automated testing procedures.
The Company also offers, through a partnership with Amelung (a German manufacturer), analyzers that measure blood clotting. Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products.

     Aldrich also offers approximately 71,500 esoteric chemicals as a special service to customers interested in screening them for application in many areas (such as medicine and agriculture). This area accounts for less than 1% of the Company's sales.

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

     Of the approximately 80,000 products listed in the Sigma, Aldrich, Fluka and Supelco catalogs, the Company produced approximately 31,000 which accounted for 47% of the net sales of chemical products for the year ended December 31, 1996. The remainder of products were purchased from a large number of sources either under contract or in the open market.

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

3)   Distribution and Sales:

     The Company markets its chemical products through separate sales and marketing units for research, fine chemicals and diagnostics and distributes over 2,700,000 comprehensive catalogs for the Sigma, Aldrich, Fluka and Supelco brands to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by sales and technical representatives with customers.

     For customer convenience, Sigma packages approximately 330 combinations of certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products accounted for approximately 10% of the Company's sales of chemical products in the year ended
December 31, 1996.

     During the year ended December 31, 1996, products were sold to approximately 138,000 customers, including hospitals, universities and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $250. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1996. During the year ended December 31, 1996, no one customer and no one product accounted for more than 1% of the net sales of chemical products.

     Customers and potential customers, wherever located, are encouraged to contact the Company by telephone ("collect" or on "toll-free" WATS lines) or via our homepage on the World Wide Web for technical staff consultation or for placing orders. Order processing, shipping, invoicing and product inventory are computerized. Shipments are made seven days a week from St. Louis, six days a week from Milwaukee, United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries significant inventories to maintain this policy.

4)   International Operations:

     In the year ended December 31, 1996, 55% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka and Supelco, through distributors and by subsidiaries organized in Australia, Austria, Belgium, Brazil, Canada, Czech Republic, France, Germany, Hungary, India, Israel, Italy, Japan, Mexico, The Netherlands, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and United Kingdom. Several foreign subsidiaries also have production facilities.

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

     The Company's international operations and domestic export sales are subject to currency revaluations, changes in tariff restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1996, approximately 15% of the Company's domestic operations' chemical purchases were from international suppliers. Additional information regarding international operations is included in Note 10 to the consolidated financial statements on pages 21 and 22 of the 1996 Annual Report which is incorporated herein by reference.

5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names, "Sigma", "Aldrich", "Fluka", "Supelco" and "B-Line" and marketing units, "Sigma-Aldrich Research", "Sigma-Aldrich Fine Chemicals" and "Sigma Diagnostics".
Their related logos, which have various expiration dates, are expected to be renewed indefinitely.

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

     Approximately 500 products, for which sales are immaterial to the total sales of the Company, are subject to control by the Department of Commerce ("DOC"). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products by requiring a special export license.

(b) Metal Products.
-------------------------------------------------------------------------------

     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada and Sherman, Texas. Electrical and electronic enclosures are manufactured at facilities in Aurora, Colorado; Portland, Oregon and Modesto, California. Components and complete systems used to support telecommunications apparatus and cabling are manufactured at the plant in Reno, Nevada.

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

     Electrical and electronic enclosures are metal enclosure boxes, generally manufactured from steel, that are used to contain and protect electric meters, fuse and circuit breaker boards and electrical panels. These products are used in industrial, commercial and residential installations.

     B-Line also manufactures a line of lightweight support fasteners to be used in commercial and industrial facilities to attach electrical and acoustical fixtures.

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; Modesto, California; Sherman, Texas; and Aurora, Colorado plants, from one regional warehouse and 44 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

(c) Competition.
-------------------------------------------------------------------------------

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

(d) Employees.
-------------------------------------------------------------------------------

     The Company employed 5,984 persons as of December 31, 1996. Of these, 4,706 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 1,278 persons. The total number of persons employed within the United States was 4,265, with the balance employed by the international subsidiaries. The Company employed over 1,800 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 220 with Ph.D. degrees.

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

(e) Back-log of Orders.
-------------------------------------------------------------------------------

     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery.
On December 31, 1996 and 1995, the back-log of firm orders and orders for future delivery of chemical products was not significant. The Company expects that substantially all of the December 31, 1996 back-log will be shipped during 1997.

      On December 31, 1996 and 1995, the back-log of orders at B-Line was not significant. B-Line expects that substantially all of the December 31, 1996 back-log will be shipped during 1997.

(f) Information as to Industry Segments.
-------------------------------------------------------------------------------

     Information concerning industry segments for the years ended
December 31, 1996, 1995 and 1994, is located in Note 10 to the consolidated financial statements on pages 21 and 22 of the 1996 Annual Report which is incorporated herein by reference.

(g) Executive Officers of the Registrant.
-------------------------------------------------------------------------------

     Information regarding executive officers is contained in Part III,
Item 10, and is incorporated herein by reference.

Item 2.  Properties.
-------------------------------------------------------------------------------

     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan, Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland. In St. Louis, the Company owns a 328,000 square foot building used for manufacturing, a complex of buildings aggregating 383,000 square feet which is currently being used for warehousing and production, a 75,000 square foot building used for warehousing, a 23,000 square foot building used for warehousing and office space and a 45,000 square foot building used for production, quality control and packaging. The Company owns a 280,000 square foot building in St. Louis which is being partially utilized to provide additional quality control, packaging and warehousing capacity. Also in St. Louis, the Company owns 30 acres upon which is located a 240,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 178,000 square foot building which is used for manufacturing, warehousing and offices, a 110,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 331,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 151,000 square foot building which is used for manufacturing and warehousing, a 56,000 square foot administration facility and a 619,000 square foot building which is being renovated for use as a distribution facility. The Company also owns 515 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 332,000 square feet for production and packaging. Fluka owns an 11 acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 242,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities.
Supelco owns 72 acres near Bellefonte, Pennsylvania, upon which is located a 160,000 square foot building used for manufacturing, warehousing, research and administration.

     The Company's B-Line manufacturing business is located in Highland and Troy, Illinois; Norcross, Georgia; Sherman, Texas; Reno, Nevada;
Portland, Oregon;  Modesto, California; and Aurora, Colorado.   B-Line
owns a 270,000 square foot building in Highland, Illinois, a 55,000 square foot building in Troy, Illinois, a 68,000 square foot building in Portland, Oregon, a 238,000 square foot building in Sherman, Texas, a 173,000 square foot building in Reno, Nevada and a 125,000 square foot building in Modesto, California. B-Line leases a 101,000 square foot facility in Norcross, Georgia and a 120,000 square foot facility in Aurora, Colorado.

     The Company also owns a 173,000 square foot warehouse and distribution facility in Allentown, Pennsylvania, and leases a warehouse in Chicago, Illinois under a short-term lease. Manufacturing and/or warehousing facilities are also owned or leased in the United Kingdom, France, Germany, Israel, Japan, Scotland and Switzerland. Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company will continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.
-------------------------------------------------------------------------------

     There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------------------------

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1996.

                              PART II
-------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information concerning market price of the Registrant's Common Stock and related shareholder matters for the years ended December 31, 1996 and 1995, is located on page 11 of the 1996 Annual Report which is incorporated herein by reference.

     As of March 7, 1997, there were 2,086 record holders of the Registrant's Common Stock.


Items 6 through 8. Selected Financial Data, Management's Discussion and
------------------------------------------------------------------------
Analysis of Financial Condition and Results of Operations, and Financial
------------------------------------------------------------------------
Statements and Supplementary Data.
----------------------------------

     The information required by Items 6 through 8 is incorporated herein by reference to pages 11-24 of the 1996 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1996 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     Not applicable.

                                  PART III
-------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------------------------


     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1997 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer     Age  Positions and Offices Held
     -------------------------     ---  --------------------------

     Larry S. Blazevich            49   Vice President, Information
                                        Services
     Carl T. Cori                  60   Chairman of the Board and
                                        Chief Executive Officer
     Peter A. Gleich               51   Vice President, Treasurer and
                                        Chief Financial Officer
     David R. Harvey               57   President and Chief Operating
                                        Officer
     James W. Meteer               46   Vice President, Quality
     Kirk A. Richter               50   Controller
     Thomas M. Tallarico           52   Vice President and Secretary

There is no family relationship between any of the officers.

Mr. Blazevich joined Sigma-Aldrich in April 1996 as Director of
Information Services and was elected Vice President, Information Services in June 1996. Previously, Mr. Blazevich was employed with Thomas and Betts for sixteen years where he served as Vice President of Information Services from 1988-1996.

Dr. Cori has been Chief Executive Officer of the Company for more than five years. He was elected Chairman of the Board in May 1991 and served as President of the Company for more than five years until March 1995.

Mr. Gleich was elected Treasurer and Chief Financial Officer in November 1994. He has been Vice President of the Company for more than five years. He was Secretary of the Company for more than five years until November 1994. He also served as Treasurer and Chief Financial Officer of the Company from 1975 to May 1991.

Dr. Harvey has been Chief Operating Officer of the Company for more than five years. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Meteer was elected Vice President, Quality in September 1996 after serving as Director of Quality since 1995. Previously, Mr. Meteer was a Vice President of Supelco from 1993-1995. He held several positions within Supelco/Rohm & Haas from 1988-1993.

Mr. Richter has held the position indicated for more than five years.

Mr. Tallarico was elected Secretary in November 1994. He has been a Vice President of the Company for more than five years and served as Treasurer and Chief Financial Officer of the Company from May 1991 to November 1994.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.


Item 11.  Executive Compensation.
-------------------------------------------------------------------------------

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1997 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1997 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 1997 Proxy Statement is incorporated herein by reference.

                                   PART IV
-------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1996 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

     2.  Financial Statement Schedules.

          See Index to Financial Statements and Schedules on page F-1 of this report.

     3.  Exhibits.

          See Index to Exhibits on page F-3 of this report.

(b)   Reports on Form 8-K:

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                 SIGNATURES
-------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SIGMA-ALDRICH CORPORATION
                     (Registrant)


          By    /s/     Peter A. Gleich              March 28, 1997
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

     By   /s/     Carl T. Cori                            March 28, 1997
          ------------------------------------------      --------------
          Carl T. Cori, Director, Chairman of the               Date
          Board and Chief Executive Officer

     By   /s/     David R. Harvey                         March 28, 1997
          ------------------------------------------      --------------
          David R. Harvey, Director, President and              Date
          Chief Operating Officer

     By   /s/     Peter A. Gleich                         March 28, 1997
          ------------------------------------------      --------------
          Peter A. Gleich, Vice President, Treasurer            Date
          and Chief Financial Officer

     By   /s/     Kirk A. Richter                         March 28, 1997
          ------------------------------------------      --------------
          Kirk A. Richter, Controller                           Date

     By   /s/     Thomas M. Tallarico                     March 28, 1997
          ------------------------------------------      --------------
          Thomas M. Tallarico, Vice President and               Date
          Secretary

     By   /s/     David M. Kipnis                        March 28, 1997
          ------------------------------------------     --------------
          David M. Kipnis, Director                             Date


     By   /s/     Andrew E. Newman                        March 28, 1997
          -----------------------------------------       --------------
          Andrew E. Newman, Director                            Date

     By   /s/     Jerome W. Sandweiss                     March 28, 1997
          -----------------------------------------       --------------
          Jerome W. Sandweiss, Director                         Date





               SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
              INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------------------------------------------------


                                                             Page Number
                                                              Reference
                                                             -------------
                                                             Annual Report
                                                            to Shareholders
                                                            ---------------
Annual financial data for the years
  1996, 1995, 1994, 1993 and 1992                                  11

Management's discussion of financial
  condition and results of operations                              12


FINANCIAL STATEMENTS:

     Consolidated Balance Sheets
        December 31, 1996 and 1995                                 15

     Consolidated statements for the years
        ended December 31, 1996, 1995 and 1994

           Income                                                 14
           Stockholders' Equity                                   16
           Cash Flows                                             17

     Notes to consolidated financial statements                   18

     Report of independent public accountants                     14


FINANCIAL STATEMENT SCHEDULES:

Schedules are not submitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.


                               INDEX TO EXHIBITS
------------------------------------------------------------------------------


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

  (b)  By-Laws as amended June 1996       See Exhibit 3(b).

(4)  Instruments Defining the Rights of
     Shareholders, Including Indentures:

  (a)  Certificate of Incorporation and   See Exhibit 3(a) above.
       Amendments

  (b)  By-Laws as amended June 1996       See Exhibit 3(b) above.

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

  (d) Third Amendment and                 See Exhibit 10(d).
      Restatement of the Incentive
      Stock Bonus Plan*

  (e) Share Option Plan of 1987*          Incorporated by reference to
                                          Exhibit 10(d) of Form 10-K filed for
                                          the year ended December 31, 1992,
                                          Commission File Number 0-8135.

  (f) First Amendment to Share Option     Incorporated by refence to Exhibit
      Plan of 1987*                       10(e) of Form 10-K filed for the
                                          year ended December 31, 1992,
                                          Commission File Number 0-8135.

  (g) Second Amendment to Share           Incorporated by reference to
      Option Plan of 1987*                10(f) of Form 10-K filed for the
                                          year ended December 31, 1994,
                                          Commission File Number 0-8135.

  (h) Employment Agreement with           Incorporated by reference to
      Carl T. Cori* (Similar Employment   Exhibit 10 (f) of Form 10-K filed
      Agreements also exist with Larry    for the year ended December 31, 1992
      S. Blazevich, Peter A. Gleich,      Commission File Number 0-8135.
      David R. Harvey, James W. Meteer,
      Kirk A. Richter and Thomas M.
      Tallarico)

 (i)  Letter re:  Consultation Services   Incorporated by reference to Exhibit
      with Dr. David M. Kipnis*           10 (g) of Form 10-K filed for the
                                          year ended December 31, 1992,
                                          Commission File Number 0-8135.


 (j)  Share Option Plan of 1995*          Incorporated by reference to
                                          Appendix A of the Company's
                                          Definitive Proxy Statement filed
                                          March 30, 1995, Commission File
                                          Number 0-8135.

(11) Statement Regarding Computation      Incorporated by reference to the
     of Per Share Earnings                information on net income per share
                                          included in Note 1 to the Company's
                                          1996 financial statements filed as
                                          Exhibit 13 below.


(13) Pages 11-24 of the Annual Report     See Exhibit 13.
     for the year ended December 31,
     1996

(21) Subsidiaries of Registrant           Page F-23 of this report.

(23) Consent of Independent Public        Page F-2 of this report.
     Accountants

(27) Financial Data Schedule              See Exhibit 27.

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.