Form 10-Q
period 1997-03-31
SIGMA ALDRICH CORP
filed 1997-05-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997


                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to



                 Commission file number       0-8135

                         SIGMA-ALDRICH CORPORATION
          (Exact name of registrant as specified in its charter)

                                Delaware
      (State or other jurisdiction of incorporation or organization)
                               43-1050617
                   (I.R.S. Employer Identification No.)

            3050 Spruce Street, St. Louis, Missouri  63103
            (Address of principal executive office) (Zip Code)

  (Registrant's telephone number, including area code)    314-771-5765



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

    There were 100,117,715 shares of the Company's $1.00 par value common stock outstanding on April 30, 1997.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                    1997           1996
                                                  -----------------------
Net sales                                         $ 279,060     $ 262,399

   Cost of products sold                            128,597       120,995
                                                  ---------     ---------
Gross profit                                        150,463       141,404

   Selling, general and administrative expenses      87,517        84,463
                                                  ---------     ---------
Income before income taxes                           62,946        56,941

     Provision for income taxes                      21,590        20,214
                                                  ---------     ---------
Net income                                        $  41,356     $  36,727
                                                  =========     =========

Net income per share                                  $0.41         $0.37
                                                  =========     =========

Weighted average number of shares outstanding       100,090        99,839
                                                  =========     =========

Dividends per share                               $  0.0625     $  0.0550
                                                  =========     =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 March 31,       December 31,
                                                   1997             1996
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    94,266       $   103,685
 Accounts receivable, net of allowance
    for doubtful accounts                          196,630           165,511
 Inventories                                       359,103           362,784
 Other current assets                               39,951            34,657
                                               -----------       -----------
      Total current assets                         689,950           666,637
                                               -----------       -----------

Property, plant and equipment:
 Land                                               30,910            32,276
 Buildings and improvements                        234,118           233,684
 Machinery and equipment                           335,153           338,531
 Construction in progress                           64,295            54,927
 Less-Accumulated depreciation                    (286,646)         (280,323)
                                               -----------       -----------
      Net property, plant and equipment            377,830           379,095
                                               -----------       -----------
Other assets                                        51,335            54,226
                                               -----------       -----------
                                               $ 1,119,115       $ 1,099,958
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     2,632       $     2,615
 Current maturities of long-term debt                3,610             9,454
 Accounts payable                                   48,009            60,881
 Accrued payroll and other expenses                 32,454            28,260
 Accrued income taxes                               20,012             9,107
                                               -----------       -----------
      Total current liabilities                    106,717           110,317
                                               -----------       -----------
Long-term debt                                       4,174             3,787
                                               -----------       -----------
Deferred postretirement benefits                    34,669            32,918
                                               -----------       -----------
Deferred compensation                               10,502            10,662
                                               -----------       -----------
Stockholders' equity:
 Common stock, $1.00 par value, 200,000 shares
   authorized, 100,112 and 100,044 shares
   outstanding, respectively                       100,112           100,044
 Capital in excess of par value                     18,466            17,002
 Retained earnings                                 854,566           819,467
 Cumulative translation adjustments                (10,091)            5,761
                                               -----------       -----------
      Total stockholders' equity                   963,053           942,274
                                               -----------       -----------
                                               $ 1,119,115       $ 1,099,958
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                  -------------------------
                                                      1997           1996
                                                  -------------------------

Cash flows from operating activities:
 Net income                                         $ 41,356       $ 36,727
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                    12,512         11,503
     Postretirement benefits expense                     935            921
     Deferred income taxes                             1,470          1,016
     Deferred compensation expense                     1,066          1,209
     Deferred compensation payments                     (520)          (293)
     Increase in accounts receivable                 (36,576)       (23,106)
     Decrease in inventories                             713            364
     Increase in other current assets                 (5,125)        (3,867)
     Decrease in accounts payable                    (11,760)       (14,488)
     Increase in accured payroll and other expenses    5,371          7,081
     Increase in accrued income taxes                 11,442         12,490
                                                    ---------      ---------
     Net cash provided by operating activities        20,884         29,557
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions             (17,329)       (12,838)
 Other, net                                                -         (2,492)
                                                    ---------      ---------
     Net cash used in investing activities           (17,329)       (15,330)
                                                    ---------      ---------
Cash flows from financing activities:
 Repayment of notes payable                           (5,414)        (2,014)
 Issuance of long-term debt                              123            441
 Payment of dividends                                 (6,256)        (5,492)
 Exercise of employee stock options                      824          2,618
                                                    ---------      ---------
     Net cash used in financing activities           (10,723)        (4,447)
                                                    ---------      ---------
Effect of exchange rate changes on cash               (2,251)           778
                                                    ---------      ---------
Net change in cash and cash equivalents               (9,419)        10,558

Cash and cash equivalents at January 1               103,685         83,969
                                                    ---------      ---------
Cash and cash equivalents at March 31               $ 94,266       $ 94,527
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $  8,671       $  1,999
 Interest paid, net of capitalized interest         $    406       $    120



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                            (in thousands)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period.

Inventories

The principal categories of consolidated inventories were:


                                        March 31,       December 31,
                                          1997              1996
                                      ------------      ------------

Finished goods                          $  284,244        $  288,293
Work in process                             23,153            22,132
Raw materials                               51,706            52,359
                                      ------------      ------------
                                        $  359,103        $  362,784
                                      ============      ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statments within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections. Although the company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the highly competitive environment in which the Company competes and the impact of fluctuations in foreign currency exchange rates.

Results of Operations

For the three months ended March 31, 1997, sales increased 6.3% to $279.1 million from $262.4 million in 1996. Chemical sales for the quarter increased 4.5% to $223.9 million, with the impact of the strong dollar reducing the gain by 3.4%. Both domestic and international sales volume exceeded levels achieved in 1996 due to our increased worldwide sales and integrated marketing efforts. Our Research and Fine Chemicals divisions both contributed to the sales growth, while Diagnostic sales reflected above average gains from the expansion of our coagulation program into Europe. Metal sales for the quarter grew
14.7% to $55.2 million, reflecting continuing demand for our electrical, mechanical and support products and enclosures with higher growth for our telecommunications products.

Cost of sales for the quarter totaled $128.6 million, compared to $121.0 million for the first three months of 1996, each representing 46.1% of sales. The gross profit percentage was unchanged from the first quarter last year as the impact of improved productivity and sales mix changes in the chemical business were offset by the additional cost of a new plant and sales mix changes in the metal business.

Selling, general and administrative expenses for the three months ended
March 31, 1997, were $87.5 million, or 31.4% of sales, compared to $84.5 million, or 32.2% of sales in 1996. The decrease in selling, general and administrative expenses as a percentage of sales are attributable to the Company's continued managing of staffing levels and control of other expenses.

Net income for the quarter grew by 12.6% to $41.4 million from $36.7 million in 1996. Net income grew at a greater rate than sales as the effect of currency exchange rates were more than offset by productivity gains and an ongoing lower effective tax rate.

Liquidity and Capital Resources

Cash balances declined $9.4 million in the three months ended March 31, 1997 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $20.9 million, a decrease of $8.7 million from 1996. The decrease resulted from higher net income offset by changes in working capital accounts. The major uses of cash were property, plant and equipment additions of $17.3 million and payment of dividends totaling $6.3 million. Although net cash flows vary from year to year, it is anticipated that future increases should be in line with sales growth.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits
      --------
      (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation and Amendments - Incorporated by
                 reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1991, Commission File Number 0-8135.

             (b) By-Laws as amended June 1996 - Incorporated by reference to
                 Exhibit 3(b) of Form 10-K filed for the year ended
                 December 31, 1996, Commission File Number 0-8135.

      (27) Financial Data Schedule

 (b) No reports were filed on Form 8-K during the period for which this report is filed.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)


      By:        /s/  Peter A. Gleich                             May 14, 1997
               -------------------------                         --------------
Peter A. Gleich, Vice President and Chief Financial Officer           Date
 (on behalf of the Company as Principal Financial Officer)