Form 10-Q
period 1997-06-30
SIGMA ALDRICH CORP
filed 1997-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

                             Yes  X    No

    There were 100,253,135 shares of the Company's $1.00 par value common stock outstanding on July 31, 1997.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    Sigma-Aldrich Corporation
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months                Six Months
                                                            Ended June 30,             Ended June 30,
                                                       -----------------------    ----------------------
                                                          1997          1996        1997         1996
                                                       -----------------------    ----------------------
Net sales                                              $278,575       $258,832     $557,635      $521,231
   Cost of products sold                                126,865        120,598      255,462       241,593
                                                       --------       --------     --------      --------
Gross profit                                            151,710        138,234      302,173       279,638

   Selling, general and administrative expenses          89,722         80,925      177,239       165,388
                                                       --------       --------     --------      --------
Income before income taxes                               61,988         57,309      124,934       114,250

   Provision for income taxes                            21,263         20,345       42,853        40,559
                                                       --------       --------     --------      --------
Net income                                             $ 40,725       $ 36,964     $ 82,081      $ 73,691
                                                       ========       ========     ========      ========

Net income per share                                   $   0.41       $   0.37     $   0.82      $   0.74
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding           100,142         99,906      100,116        99,884
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0625       $ 0.0550     $ 0.1250      $ 0.1100
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                                     Sigma-Aldrich Corporation
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                               June 30,        December 31,
Assets                                                           1997               1996
                                                             -------------     -------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                     $   37,154           $ 103,685
     Accounts receivable, net of allowance for doubtful
       accounts                                                 199,410             165,511
     Inventories                                                386,106             362,784
     Other current assets                                        35,179              34,657
                                                             -----------         -----------
          Total current assets                                  657,849             666,637
                                                             -----------         -----------

Property, plant and equipment:
     Land                                                        30,854              32,276
     Buildings and improvements                                 237,804             233,684
     Machinery and equipment                                    344,085             338,531
     Construction in progress                                    85,868              54,927
     Less-Accumulated depreciation                             (298,078)           (280,323)
                                                             -----------         -----------
          Net property, plant and equipment                     400,533             379,095
                                                             -----------         -----------
Other assets                                                     95,227              54,226
                                                             -----------         -----------
                                                             $1,153,609          $1,099,958
                                                             ===========         ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                           $    3,504           $   2,615
     Current maturities of long-term debt                             3               9,454
     Accounts payable                                            50,622              60,881
     Accrued payroll and other expenses                          38,496              28,260
     Accrued income taxes                                         4,478               9,107
                                                             -----------         -----------
          Total current liabilities                              97,103             110,317
                                                             -----------         -----------
Long-term debt                                                    3,458               3,787
                                                             -----------         -----------
Deferred postretirement benefits                                 35,360              32,918
                                                             -----------         -----------
Deferred compensation                                            11,047              10,662
                                                             -----------         -----------
Other liabilities                                                10,468                --
                                                             -----------         -----------

Stockholders' equity:
     Common stock, $1.00 par value, 200,000 shares authorized,
     100,208 and 100,044 shares outstanding, respectively       100,208             100,044
     Capital in excess of par value                              20,530              17,002
     Retained earnings                                          889,032             819,467
     Cumulative translation adjustments                         (13,597)              5,761
                                                             -----------         -----------
     Total stockholders' equity                                 996,173             942,274
                                                             -----------         -----------
                                                             $1,153,609          $1,099,958
                                                             ===========         ===========

See accompanying notes to consolidated financial statements.


                                  Sigma-Aldrich Corporation
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                               -----------------------------
                                                                   1997              1996
Cash flows from operating activities:                          -----------------------------
Net income                                                      $ 82,081            $ 73,691
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                25,168              23,174
     Postretirement benefits expense                               1,870               1,843
     Deferred income taxes                                           704               1,281
     Deferred compensation expense                                 1,630               1,918
     Deferred compensation payments                                 (538)               (331)
     Increase in accounts receivable                             (40,213)            (27,181)
     Increase in inventories                                     (21,848)             (1,059)
     Increase in other current assets                             (1,348)             (3,171)
     Decrease in accounts payable                                 (8,956)            (14,647)
     Increase in accrued payroll and other expenses               14,572              10,093
     Decrease in accrued income taxes                             (5,103)             (3,589)
                                                                ---------            --------
     Net cash provided by operating activities                    48,019              62,022
                                                                ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (47,229)            (30,467)
   Acquisition of businesses                                     (46,589)            (13,629)
   Other, net                                                       --                (1,500)
                                                                ---------            --------
     Net cash used in investing activities                       (93,818)            (45,596)
                                                                ---------            --------
Cash flows from financing activities:
   Repayment of notes payable                                     (9,061)             (4,627)
   Issuance of long-term debt                                        469                  57
   Payment of dividends                                          (12,516)            (10,989)
   Exercise of employee stock options                              2,987               3,058
                                                                ---------           ---------
     Net cash used in financing activities                       (18,121)            (12,501)
                                                                ---------           ---------
Effect of exchange rate changes on cash                           (2,611)             (1,566)
                                                                ---------           ---------
Net change in cash and cash equivalents                          (66,531)              2,359

Cash and cash equivalents at January 1                           103,685              83,969
                                                                ---------           ---------
Cash and cash equivalents at June 30                            $ 37,154            $ 86,328
                                                                =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                            $ 47,742            $ 38,214
   Interest paid, net of capitalized interest                   $    434            $    531


See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period. All share and per share data for 1996 has been restated to reflect the December 1996 stock split.

Inventories
(in thousands)

The principal categories of consolidated inventories were:

                                    June 30,        December 31,
                                      1997             1996
                                    --------         --------
    Finished goods                  $306,529         $288,293
    Work in process                   24,195           22,132
    Raw materials                     55,382           52,359
                                    --------         --------
                                    $386,106         $362,784
                                    ========         ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form
10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statments herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the highly competitive environment in which the Company competes and the impact of fluctuations in foreign currnecy exchange rates.


Results of Operations

For the quarter ended June 30, sales increased 7.6% to $278.6 million from $258.8 million in 1996. Chemical sales increased 6.2% to $222.3 million in the second quarter and 5.3% to $446.2 million for the first six months. Changes in currency exchange rates reduced the quarterly and year-to-date gains by 3.9% and 3.7%, respectively, and may continue to moderate our chemical sales growth. The underlying growth pace in Research sales increased due to aggressive sales and marketing programs in a competitive marketplace. Sales in the second quarter benefitted from the April acquistion of Research Biochemicals, Inc., a small but leading supplier of neuroscience research products, and the June partnership with AlliedSignal (75% Sigma-Aldrich, 25% AlliedSignal), whereby Sigma-Aldrich will sell and market Riedel-de Haen laboratory chemicals. Riedel-de Haen, located in Seelze, near Hannover, Germany, is a major European supplier of laboratory products with sales of approximately $40 million annually. These products will complement the Company's existing range of high quality research products and are expected to strengthen its market position. Year-to-date Fine Chemical sales continued to grow worldwide, in spite of competitive market pressures. Diagnostic sales reflected above average gains from the expansion of our coagulation program into Europe. Metal sales grew 13.6% to $56.3 million in the second quarter and 14.1% to $111.4 million for the first six months, reflecting a continuing strong demand for our electrical, mechanical and telecommuication support products and enclosures.

Cost of sales was $255.5 million, representing 45.8% of sales, compared to $241.6 million, or 46.4% of sales for the first six months of 1996. For the quarter, cost of sales was 45.5% of sales compared to 46.6% in 1996. Cost of sales for the first quarter of both 1997 and 1996 was 46.1% of sales.
The change in cost of sales in the second quarter resulted from improved productivity and sales mix changes in the chemical business which offset the additional cost of a new plant and sales mix changes in the metal business. The cost of chemical and metal products sold increased by 2.3% and 14.8%, respectively, in the second quarter compared to sales increases of 5.3% and 13.6% for chemical and metal products.

Selling, general and administrative expenses for the six months ended June 30, 1997, were $177.2 million, or 31.8% of sales compared to $165.4 million, or 31.7% of sales in 1996. The slight increase in selling, general and administrative expenses as a percentage of sales was attributable to the Company's expansion of foreign operations with new offices opening in Argentina, Ireland and Greece.

Net income for the second quarter grew by 10.2% to $40.7 million from $37.0 million in 1996, while net income for the first half of 1997 grew by 11.4% to $82.1 million from $73.7 million in 1996. Net income grew at a greater rate than sales as the effect of currency exchange rates were more than offset by productivity gains and an ongoing lower effective tax rate.

Liquidity and Capital Resources

Cash balances declined $66.5 million in the six months ended June 30, 1997 as presented in the Consolidated Statement of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $48.0 million, a decrease of $14.0 million from 1996. The decrease resulted from higher net income of $8.4 million being offset by changes in working capital accounts, primarily increases in accounts receivable and inventories. The major uses of cash were net property, plant and equipment additions of $47.2 million, acquisition of businesses for $46.6 million and payment of dividends totaling $12.5 million. Although net cash flows vary from year to year, it is anticipated that future increases should be in line with sales growth.

Financial Instruments - Derivatives

The Company uses forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies. Substantially all of the contracts are single currency. Gains and losses on hedges of existing assets and liabilities based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general and administrative expenses. While contract terminations are infrequent, gains and losses on terminations are recognized in the month of execution in the same manner.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 6, 1997. The matters for which a vote of security holders was held included election of the Board of Directors and a shareholder proposal on executive compensation.

Following are the results of the votes for the election of the Board of
Directors:

                                 Votes                    Votes
     Nominee                      For                    Withheld
-----------------------       -------------           --------------
Carl T. Cori                   77,066,729                6,700,285
Nina V. Fedoroff               82,991,461                  775,553
David R. Harvey                83,043,990                  723,024
David M. Kipnis                76,021,725                7,745,289
Andrew E. Newman               76,667,064                7,099,950
William C. O'Neil, Jr.         76,480,740                7,286,274
Jerome W. Sandweiss            75,908,010                7,859,004
D. Dean Spatz                  83,040,408                  726,606
Thomas N. Urban                75,518,638                8,248,376


Following are the results of the votes for the shareholder proposal on executive compensation:


             Votes             Votes                          Broker
              For             Against         Abstain        Non-Votes
           ----------       ----------      ----------       ----------

           10,358,748       63,739,636       1,347,615       8,321,015


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3)  Certificate of Incorporation and By-Laws:
                 (a)  Certificate of Incorporation and Amendments -
                      ---------------------------------------------
                      Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

                 (b)  By-Laws as amended June 1996 -
                      --------------------------------
                      Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 1996, Commission File Number 0-8135.

           (27)  Financial Data Schedule

     (b) No reports were filed on Form 8-K during the period for which this report is filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SIGMA-ALDRICH CORPORATION
                          -------------------------
                                 (Registrant)


     By           /s/ Peter A. Gleich                      August 14, 1997
     ---------------------------------------------         ---------------
Peter A. Gleich, Vice President and Chief Financial Officer      Date
 (on behalf of the Company as Principal Financial Officer)