Form 10-Q
period 1997-09-30
SIGMA ALDRICH CORP
filed 1997-11-13
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

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

                             Yes  X    No

    There were 100,331,297 shares of the Company's $1.00 par value common stock outstanding on October 31, 1997.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                    Sigma-Aldrich Corporation
                           Consolidated Statements of Income (unaudited)
                              (in thousands except per share amounts)



                                                             Three Months             Nine Months
                                                         Ended September 30,       Ended September 30,
                                                       -----------------------    ----------------------
                                                          1997          1996        1997         1996
                                                       -----------------------    ----------------------
Net sales                                              $286,046       $255,837     $843,681      $777,068
   Cost of products sold                                134,662        118,678      390,124       360,271
                                                       --------       --------     --------      --------
Gross profit                                            151,384        137,159      453,557       416,797

   Selling, general and administrative expenses          87,745         79,789      264,984       245,177
                                                       --------       --------     --------      --------
Income before income taxes                               63,639         57,370      188,573       171,620

   Provision for income taxes                            21,828         20,366       64,681        60,925
                                                       --------       --------     --------      --------
Net income                                             $ 41,811       $ 37,004     $123,892      $110,695
                                                       ========       ========     ========      ========

Net income per share                                   $   0.42       $   0.37     $   1.24      $   1.11
                                                       ========       ========     ========      ========

Weighted average number of shares outstanding           100,262         99,942      100,165        99,904
                                                       ========       ========     ========      ========

Dividends per share                                    $ 0.0625       $ 0.0550     $ 0.1875      $ 0.1650
                                                       ========       ========     ========      ========

See accompanying notes to consolidated financial statements.



                                     Sigma-Aldrich Corporation
                                    Consolidated Balance Sheets
                                           (in thousands)


                                                             September 30,      December 31,
Assets                                                           1997               1996
                                                             -------------     -------------
Current assets:                                               (unaudited)

     Cash and temporary cash investments                     $   44,772           $ 103,685
     Accounts receivable, net of allowance for doubtful
       accounts                                                 215,160             165,511
     Inventories                                                402,140             362,784
     Other current assets                                        33,713              34,657
                                                             -----------         -----------
          Total current assets                                  695,785             666,637
                                                             -----------         -----------

Property, plant and equipment:
     Land                                                        30,826              32,276
     Buildings and improvements                                 239,023             233,684
     Machinery and equipment                                    349,844             338,531
     Construction in progress                                   102,664              54,927
     Less-Accumulated depreciation                             (308,835)           (280,323)
                                                             -----------         -----------
          Net property, plant and equipment                     413,522             379,095
                                                             -----------         -----------
Other assets                                                     99,999              54,226
                                                             -----------         -----------
                                                             $1,209,306          $1,099,958
                                                             ===========         ===========
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                           $    7,391          $    2,615
     Current maturities of long-term debt                         2,700               9,454
     Accounts payable                                            56,872              60,881
     Accrued payroll and other expenses                          40,153              28,260
     Accrued income taxes                                         7,573               9,107
                                                             -----------         -----------
          Total current liabilities                             114,689             110,317
                                                             -----------         -----------
Long-term debt                                                      551               3,787
                                                             -----------         -----------
Deferred postretirement benefits                                 36,179              32,918
                                                             -----------         -----------
Deferred compensation                                            11,517              10,662
                                                             -----------         -----------
Other liabilities                                                12,838                --
                                                             -----------         -----------

Stockholders' equity:
     Common stock, $1.00 par value, 200,000 shares authorized,
     100,303 and 100,044 shares outstanding, respectively       100,303             100,044
     Capital in excess of par value                              22,632              17,002
     Retained earnings                                          924,896             819,467
     Cumulative translation adjustments                         (14,299)              5,761
                                                             -----------         -----------
     Total stockholders' equity                               1,033,532             942,274
                                                             -----------         -----------
                                                             $1,209,306          $1,099,958
                                                             ===========         ===========
See accompanying notes to consolidated financial statements.

                                    Sigma-Aldrich Corporation
                         Consolidated Statements of Cash Flows (unaudited)
                                           (in thousands)

                                                                       Nine Months
                                                                   Ended September 30,
                                                               -----------------------------
                                                                   1997              1996
Cash flows from operating activities:                          -----------------------------
Net income                                                      $123,892            $110,695
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation and amortization                                37,028              34,689
     Postretirement benefits expense                               2,804               1,924
     Deferred tax provision                                          683               1,133
     Deferred compensation expense                                 2,138               1,977
     Deferred compensation payments                                 (576)               (368)
     Increase in accounts receivable                             (48,041)            (30,700)
     Increase in inventories                                     (41,082)             (9,966)
     (Increase) decrease in other current assets                    (680)              1,691
     Decrease in accounts payable                                 (2,702)             (8,473)
     Increase in accrued payroll and other expenses               17,288               5,903
     Decrease in accrued income taxes                             (1,750)             (5,066)
                                                                ---------            --------
     Net cash provided by operating activities                    89,002             103,439
                                                                ---------            --------
Cash flows from investing activities:
   Property, plant and equipment additions                       (71,439)            (55,678)
   Acquisition of businesses, net of cash acquired               (51,083)            (13,629)
   Other, net                                                       --                (1,500)
                                                                ---------            --------
     Net cash used by investing activities                      (122,522)            (70,807)
                                                                ---------            --------
Cash flows from financing activities:
   Issuance (payment) of notes payable                               463              (4,556)
   Payment of long-term debt                                      (9,156)               (805)
   Payment of dividends                                          (18,783)            (16,485)
   Exercise of employee stock options                              5,184               3,616
                                                                ---------           ---------
     Net cash used in financing activities                       (22,292)            (18,230)
                                                                ---------           ---------
Effect of exchange rate changes on cash                           (3,101)             (1,889)
                                                                ---------           ---------

Net change in cash and cash equivalents                          (58,913)             12,513
Cash and cash equivalents at January 1                           103,685              83,969
                                                                ---------           ---------
Cash and cash equivalents at September 30                       $ 44,772            $ 96,482
                                                                =========           =========
Supplemental disclosures of cash flow information:
   Income taxes paid                                            $ 66,333            $ 60,341
   Interest paid, net of capitalized interest                   $    443            $    978


See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Net Income per Share

Net income per share is based on the weighted average number of shares outstanding during each period. All share and per share data for 1996 has been restated to reflect the December 1996 stock split.

Inventories
(in thousands)

The principal categories of consolidated inventories were:

                                 September 30,     December 31,
                                      1997             1996
                                    --------         --------
    Finished goods                  $320,392         $288,293
    Work in process                   23,665           22,132
    Raw materials                     58,083           52,359
                                    --------         --------
                                    $402,140         $362,784
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

Results of Operations

For the quarter ended September 30, sales increased 11.8% to $286.0 million from $255.8 million in 1996. Sales for the nine month period ended September 30 increased 8.6% to $843.7 million from $777.1 million in 1996. Chemical sales increased 12.2% to $226.9 million in the third quarter and 7.6% to $673.2 million for the first nine months. Changes in currency exchange rates reduced the quarterly and year-to-date gains by 5.4% and 4.2%, respectively, and may continue to moderate our chemical sales growth. The underlying growth pace in Research sales continued to improve due to aggressive sales and marketing programs in a competitive marketplace. Sales in the third quarter also benefited from various small acquisitions and the June partnership with AlliedSignal (75% Sigma-Aldrich, 25% AlliedSignal), whereby Sigma-Aldrich is selling Riedel-de Haen laboratory chemicals worldwide. Year-to-date Fine Chemical sales continued to grow worldwide, in spite of competitive market pressures. Diagnostic sales reflect above average gains from the expansion of our coagulation program into Europe. Metal sales grew 10.3% to $59.1 million in the third quarter and 12.7% to $170.5 million for the first nine months, reflecting a continuing strong demand for our electrical, mechanical and telecommunication support products and enclosures.

Cost of sales was $390.1 million, representing 46.2% of sales, compared to $360.3 million, or 46.4% of sales for the first nine months of 1996. For the third quarter, cost of sales was 47.1% of sales compared to 46.4% in 1996. The increase in the cost of sales in the third quarter resulted from sales mix changes in both the chemical and metal business. The cost of chemical and metal products sold increased by 14.2% and 11.2%, respectively, in the third quarter compared to sales increases of 12.2% and 10.3% for chemical and metal products.

Selling, general and administrative expenses for the nine months ended September 30, 1997, were $265.0 million, or 31.4% of sales compared to $245.2 million, or 31.6% of sales in 1996. The slight decrease in selling, general and administrative expenses as a percentage of sales occurred as the Company's continuing process improvements and control of other expenses offset the costs of opening new offices in Finland and Russia.

Net income for the third quarter grew by 13.0% to $41.8 million from $37.0 million in 1996, while net income for the first nine months of 1997 grew by 11.9% to $123.9 million from $110.7 million in 1996. Net income grew at a greater rate than sales as the effect of currency exchange rates were more than offset by productivity gains and an ongoing lower effective tax rate.

Liquidity and Capital Resources

Cash balances declined $58.9 million in the nine months ended September 30, 1997 as presented in the Consolidated Statement of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $89.0 million, a decrease of $14.4 million from 1996. The decrease resulted from higher net income being offset by changes in working capital accounts, primarily increases in accounts receivable and inventories. The major uses of cash were net property, plant and equipment additions of $71.4 million, acquisition of businesses for $51.1 million and payment of dividends totaling $18.8 million. Although net cash flows vary from year to year, it is anticipated that future increases should be in line with sales growth.

Financial Instruments

Derivatives

The Company uses forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies. Substantially all of the contracts are single currency. Gains and losses on hedges of existing assets and liabilities based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general, and administrative expenses. While contract terminations are infrequent, gains and losses on terminations are recognized in the month of execution in the same manner.


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (3)  Certificate of Incorporation and By-Laws:
                 (a)  Certificate of Incorporation and Amendments -
                      -------------------------------------------
                      Incorporated by reference to Exhibit 3(a) on Form 10-Q filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

                 (b)  By-Laws as amended June 1996 -
                      --------------------------------
                      Incorporated by reference to Exhibit 3(b) on Form 10-K filed for the year ended December 31, 1996, Commission File Number 0-8135.

           (27)  Financial Data Schedule

     (b) No reports were filed on Form 8-K during the period for which this report is filed.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SIGMA-ALDRICH CORPORATION
                          -------------------------
                                 (Registrant)


By           /s/ Peter A. Gleich                             November 13, 1997
---------------------------------------------                -----------------
Peter A. Gleich, Vice President and Chief Financial Officer         Date
(on behalf of the Company as Principal Financial Officer)