Form 10-K
period 1997-12-31
SIGMA ALDRICH CORP
filed 1998-03-27
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                               -----------------
                                  OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                   ----------------    -----------------

                    Commission file number    0-8135

                        SIGMA-ALDRICH CORPORATION
-------------------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

              Delaware                                  43-1050617
  -------------------------------         -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                     63103
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code          314-771-5765
                                                   --------------------------
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1.00 par value
-------------------------------------------------------------------------------
                                  (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   X     No
              -----      -----

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

       $4,030,403,488                             March 6, 1998
       --------------                           -----------------
           Value                                Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 6, 1998 was 100,486,867.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

                                           Parts of Form 10-K into which
Documents Incorporated by Reference        Incorporated
-----------------------------------        ------------------------------
Pages 12-27 of the Annual Report to
  Shareholders for the year ended
  December 31, 1997                         Parts I, II and IV

Proxy Statement for the 1998 Annual
  Meeting of Shareholders                   Part III

The Index to Exhibits is located on page F-3 of this report.

This document contains forward-looking statements which involve assumptions regarding Company operations and future prospects. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technology factors. Caution should be taken that these factors could cause the actual results to differ from those stated or implied in this and other Company communications.

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

(a) Chemical Products.
-------------------------------------------------------------------------------

1)   Products:

     The Company distributes approximately 83,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology and endocrinology and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions. The diagnostic products are used in manual, semi-automated and automated testing procedures. The Company also offers, through a partnership with Amelung (a German manufacturer), analyzers that measure blood clotting. Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products. In June 1997 Sigma-Aldrich entered into a partnership with AlliedSignal (75% Sigma-Aldrich, 25% AlliedSignal), whereby Sigma-Aldrich agreed to sell and market Riedel-de Haen laboratory chemicals. Riedel-de Haen is a major European supplier of laboratory products. These products complement the Company's existing range of high quality research products and are expected to strengthen its market position.

     Aldrich also offers approximately 75,000 esoteric chemicals as a special service to customers interested in screening them for application in many areas (such as medicine and agriculture). This area accounts for less than 1% of the Company's sales.

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

2)   Production and Purchasing:

     The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin (Aldrich); St. Louis, Missouri (Sigma); Bellefonte, Pennsylvania (Supelco); Germany (Aldrich Chemie GmbH & Co. K.G., RdH Laborchemikalien GmbH and Co., K.G.); Israel (Sigma Israel Chemicals Ltd.); Switzerland (Fluka Chemie AG, "Fluka"), and the United Kingdom (Sigma-Aldrich Company Ltd.). A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

     Of the approximately 83,000 products listed in the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco catalogs, the Company produced approximately 35,000 which accounted for 46% of the net sales of chemical products for the year ended December 31, 1997. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for as much as 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. This is done by a combined staff of approximately 280 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products through separate sales and marketing units for research, fine chemicals and diagnostics and distributes over 2,800,000 comprehensive catalogs for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by sales and technical representatives with customers.

     For customer convenience, Sigma packages approximately 250 combinations of certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products accounted for approximately 10% of the Company's sales of chemical products in the year ended December 31, 1997.

     During the year ended December 31, 1997, products were sold to approximately 145,000 customers, including hospitals, universities and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $225. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1997. During the year ended December 31, 1997, no one customer and no one product accounted for more than 1% of the net sales of chemical products.

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

4)   International Operations:

     In the year ended December 31, 1997, 55% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco, through distributors and by subsidiaries organized in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, The Netherlands, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and United Kingdom. Several foreign subsidiaries also have production facilities.

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

     The Company's international operations and domestic export sales are subject to currency revaluations, changes in tariff restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1997, approximately 15% of the Company's domestic operations' chemical purchases were from international suppliers. Additional information regarding international operations is included in Note 10 to the consolidated financial statements on pages 24 and 25 of the 1997 Annual Report which is incorporated herein by reference.

5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names, "Sigma", "Aldrich", "Fluka", "Riedel-de Haen", "Supelco" and "B-Line" and marketing units, "Sigma-Aldrich Research", "Sigma-Aldrich Fine Chemicals" and "Sigma Diagnostics". Their related logos, which have various expiration dates, are expected to be renewed indefinitely.

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

     Approximately 1,100 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration ("DEA") or the Nuclear Regulatory Commission ("NRC"). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

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

(b) Metal Products.
-------------------------------------------------------------------------------

     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada and Sherman, Texas. Electrical and electronic enclosures are manufactured at facilities in Aurora, Colorado; Portland, Oregon; Modesto, California; and Sherman, Texas. Components and complete systems used to support telecommunications apparatus and cabling are manufactured at the plant in Reno, Nevada.

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

     Telecommunications equipment racks and cable runways are manufactured from aluminum or steel. The systems are used in commercial installations as well as installed in the central offices of telephone operating companies. As switching equipment is changed and upgraded, the systems are replaced.

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

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; Modesto, California; Sherman, Texas; and Aurora, Colorado plants, from two regional warehouses and 35 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

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

     The Company believes its B-Line subsidiary to be among the three largest producers of metal strut framing, pipe hangers, cable tray component systems and enclosures, although reliable industry statistics are not available.

     In all product areas the Company competes primarily on the basis of customer service, product quality and price.

(d) Employees.
-------------------------------------------------------------------------------

     The Company employed 6,666 persons as of December 31, 1997. Of these, 5,202 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 1,464 persons. The total number of persons employed within the United States was 4,546, with the balance employed by the international subsidiaries. The Company employed over 1,800 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 250 with Ph.D. degrees.

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

(e) Back-log of Orders.
-------------------------------------------------------------------------------

     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1997 and 1996, the back-log of firm orders and orders for future delivery of chemical products was not significant. The Company expects that substantially all of the December 31, 1997 back-log will be shipped during 1998.

      On December 31, 1997 and 1996, the back-log of orders at B-Line was not significant. B-Line expects that substantially all of the December 31, 1997 back-log will be shipped during 1998.

(f) Information as to Industry Segments.
------------------------------------------------------------------------------

     Information concerning industry segments for the years ended
December 31, 1997, 1996 and 1995, is located in Note 10 to the consolidated financial statements on pages 24 and 25 of the 1997
Annual Report which is incorporated herein by reference.

(g) Executive Officers of the Registrant.
-------------------------------------------------------------------------------

     Information regarding executive officers is contained in Part III, Item 10, and is incorporated herein by reference.

Item 2.  Properties.
-------------------------------------------------------------------------------

     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan, Wisconsin;
Bellefonte, Pennsylvania and Buchs, Switzerland.  In St. Louis, the
Company owns a 328,000 square foot building used for manufacturing, a complex of buildings aggregating 383,000 square feet which is used for warehousing and production, a 75,000 square foot building used for warehousing, a 23,000 square foot building used for warehousing and office space, a 98,000 square foot building used for production, quality control and packaging and a 19,000 square foot production facility. The Company owns a 280,000 square foot building in St. Louis which is being partially utilized to provide additional quality control, packaging and warehousing capacity. Also in St. Louis, the Company owns 30 acres upon which is located a 240,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. The company also leases a warehouse in St. Louis, Missouri and an administration building in Brentwood, Missouri. In Milwaukee, the Company owns a 178,000 square foot building which is used for manufacturing, warehousing and offices, a 100,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 322,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 152,000 square foot building which is used for warehousing, a 56,000 square foot administration facility and a 627,000 square foot building which is being renovated for use as a distribution facility. The Company also owns 513 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 332,000 square feet for production and packaging. The Company also owns a 23,000 square foot administration, production and warehousing facility in Natick, Massachusetts. Fluka owns a 13 acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 357,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities. Supelco owns 71 acres near Bellefonte, Pennsylvania, upon which is located a 153,000 square foot building used for manufacturing, warehousing, research and administration. Riedel-de Haen leases a 61,000 square foot production facility and an administration building in Seelze, Germany.

     The Company's B-Line manufacturing business is located in Highland and Troy, Illinois; Norcross, Georgia; Sherman, Texas; Reno, Nevada; Portland, Oregon; Modesto, California; and Aurora, Colorado. B-Line owns a 273,000 square foot building in Highland, Illinois, a 55,000 square foot building in Troy, Illinois, a 115,000 square foot building in Portland, Oregon, a 238,000 square foot building in Sherman, Texas, a 173,000 square foot building in Reno, Nevada and a 102,000 square foot building in Modesto, California. B-Line leases a 100,000 square foot facility in Norcross, Georgia and a 113,000 square foot facility in Aurora, Colorado.

     The Company also owns a 173,000 square foot warehouse and distribution facility in Allentown, Pennsylvania, and leases a warehouse in Chicago, Illinois and in Connecticut under a short-term lease. Manufacturing and/or warehousing facilities are also owned or leased in the United Kingdom, Australia, Finland, France, Germany,
Israel, Japan, Mexico, Norway, Scotland, South Korea, Sweden and Switzerland. Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.
-------------------------------------------------------------------------------

     There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------------------------

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1997.

                                  PART II
-------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

     Information concerning market price of the Registrant's Common Stock and related shareholder matters for the years ended December 31, 1997 and 1996, is located on page 12 of the 1997 Annual Report which is incorporated herein by reference.

     As of March 6, 1998, there were 2,000 record holders of the Registrant's Common Stock.


Items 6 through 8. Selected Financial Data, Management's Discussion
---------------------------------------------------------------------------
and Analysis of Financial Condition and Results of Operations, Qualitative
------------------------------------------------------------------------------
and Quantitative, Market Risk Disclosure and Financial Statements and
------------------------------------------------------------------------------
Supplementary Data.
------------------

     The information required by Items 6 through 8 is incorporated herein by reference to pages 12-27 of the 1997 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1997 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------------
Financial Disclosure.
-------------------------------------------------------------------------------

     Not applicable.

                                  PART III
-------------------------------------------------------------------------------
Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------------------------
     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1998 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer   Age  Positions and Offices Held
     -------------------------   ---  --------------------------
     Larry S. Blazevich          50   Vice President, Information Services
     Terry R. Colvin             42   Vice President, Human Resources
     Carl T. Cori                61   Chairman of the Board and Chief
                                      Executive Officer
     Peter A. Gleich             52   Vice President and Chief Financial
                                      Officer
     David R. Harvey             58   President and Chief Operating Officer
     James W. Meteer             47   Vice President, Quality
     Karen J. Miller             40   Controller
     Kirk A. Richter             51   Treasurer
     Thomas M. Tallarico         53   Vice President and Secretary

There is no family relationship between any of the officers.

Mr. Blazevich joined Sigma-Aldrich in April 1996 as Director of Information Services and was elected Vice President, Information Services in June 1996. Previously, Mr. Blazevich was employed with Thomas and Betts for sixteen years where he served as Vice President of Information Services from 1988-1996.

Mr. Colvin was elected Vice President, Human Resources of the Company in March 1998. He served as Vice President, Human Resources at Sigma from 1995 to 1998 and as Director, Human Resources at B-Line from January 1987 to December 1994.

Dr. Cori has been Chairman and Chief Executive Officer of the Company for more than five years. He served as President of the Company for more than five years until March 1995.

Mr. Gleich was elected Treasurer and Chief Financial Officer in
November 1994. He has been a Vice President of the Company for more than five years. He was Secretary of the Company for more than five years until November 1994.

Dr. Harvey has been Chief Operating Officer of the Company for more than five years. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Meteer was elected Vice President, Quality of the Company in September 1996 after serving as Director of Quality since 1995. Previously, Mr. Meteer was a Vice President of Supelco from 1993-1995. He held several positions within Supelco/Rohm & Haas from 1988-1993.

Ms. Miller was elected Controller of the Company in May 1997. Previously, Ms. Miller was employed as Controller of several divisions at Allergan, Inc. for more than five years until February 1997.

Mr. Richter was elected Treasurer in May 1997 after serving as Controller for more than five years.

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


Item 11.  Executive Compensation.
-------------------------------------------------------------------------------

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1998 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------------

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1998 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
-------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 1998 Proxy Statement is incorporated herein by reference.


                                   PART IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------
(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1997 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

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

                         SIGMA-ALDRICH CORPORATION
                         -------------------------
                               (Registrant)


              By    /s/     Peter A. Gleich             March 27, 1998
                    -------------------------------     --------------
                    Peter A. Gleich, Vice President          Date
                      and Chief Financial Officer


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl T. Cori, Peter
A. Gleich, David R. Harvey, Karen J. Miller, Kirk A. Richter and Thomas M. Tallarico and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              By   /s/     Carl T. Cori                          March 27, 1998
                  ----------------------------------------       --------------
                  Carl T. Cori, Director, Chairman of the             Date
                    Board and Chief Executive Officer

              By   /s/     David R. Harvey                       March 27, 1998
                  ----------------------------------------       --------------
                  David R. Harvey, Director, President and            Date
                    Chief Operating Officer

              By   /s/     Peter A. Gleich                       March 27, 1998
                  ----------------------------------------       --------------
                  Peter A. Gleich, Vice President and                 Date
                    Chief Financial Officer

              By   /s/     Karen J. Miller                       March 27, 1998
                  ----------------------------------------       --------------
                  Karen J. Miller, Controller                         Date

              By   /s/     Kirk A. Richter                       March 27, 1998
                  ----------------------------------------       --------------
                  Kirk A. Richter, Treasurer                          Date

              By   /s/     Thomas M. Tallarico                   March 27, 1998
                  ---------------------------------------       --------------
                  Thomas M. Tallarico, Vice President                 Date
                    and Secretary

              By   /s/     David M. Kipnis                       March 27, 1998
                  ---------------------------------------        --------------
                  David M. Kipnis, Director                           Date

              By   /s/     Andrew E. Newman                      March 27, 1998
                  --------------------------------------         --------------
                  Andrew E. Newman, Director                          Date

              By   /s/     Jerome W. Sandweiss                   March 27, 1998
                  --------------------------------------         --------------
                  Jerome W. Sandweiss, Director                       Date




                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
-------------------------------------------------------------------------------


                                                    Page Number
                                                     Reference
                                                   -------------
                                                   Annual Report
                                                  to Shareholders
                                                  ---------------
Annual financial data for the years
 1997, 1996, 1995, 1994 and 1993                       12

Management's discussion of financial
 condition and results of operations                   13

Market Risk Disclosure                                 15

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets
    December 31, 1997 and 1996                         17

 Consolidated statements for the years
    ended December 31, 1997, 1996 and 1995
      Income                                           16
      Stockholders' Equity                             18
      Cash Flows                                       19

 Notes to consolidated financial statements            20

 Report of independent public accountants              16


FINANCIAL STATEMENT SCHEDULES:

Schedules are not submitted because they are not applicable, not required or because the information is included in the consolidated financial statements or notes thereto.



                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
As independent public accountants, we hereby consent to the incorporation of our report incorporated by reference in this Form 10-
K, into the Company's previously filed registration statements on Form
S-8, file numbers 33-24415 and 33-62541.




ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 27, 1998


                                INDEX TO EXHIBITS
                                -----------------

These Exhibits are numbered in accordance with the Exhibit Table of
Item 6.01 of Regulation S-K:

    Exhibit                                    Reference
    -------                                    ---------

(3) Certificate of Incorporation and By-Laws:

 (a)  Certificate of Incorporation and         Incorporated by reference to
      Amendments                               Exhibit 3(a) of Form 10-K filed
                                               for the year ended December 31,
                                               1991, Commission File Number
                                               0-8135.

 (b)  By-Laws as amended May 1997              See Exhibit 3(b).

(4) Instruments Defining the Rights of
    Shareholders, Including Indentures:

 (a)  Certificate of Incorporation             See Exhibit 3(a) above.
      and Amendments

 (b)  By-Laws as amended May 1997              See Exhibit 3(b) above.

 (c)  The Company agrees to furnish to the
      Securities and Exchange Commission upon
      request pursuant to Item 601(b)(4)(iii)
      of Regulation S-K copies of instruments
      defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

(10) Material Contracts:

 (a)  Third Amendment and Restatement          Incorporated by reference to
      of the Incentive Stock Bonus Plan*       Exhibit 10(d) of Form 10-K filed
                                               for the year ended December 31,
                                               1996, Commission File Number
                                               0-8135.

 (b)  Share Option Plan of 1987*               Incorporated by reference to
                                               Exhibit 10(d) of Form 10-K filed
                                               for the year ended December
                                               31, 1992, Commission File
                                               Number 0-8135.

 (c)  First Amendment to Share Option          Incorporated by reference to
      Plan of 1987*                            Exhibit 10(e) of Form 10-K filed
                                               for the year ended December 31,
                                               1992, Commission File Number
                                               0-8135.

 (d)  Second Amendment to Share Option         Incorporated by reference to
      Plan of 1987*                            Exhibit 10(f) of Form 10-K filed
                                               for the year ended December 31,
                                               1994, Commission File Number
                                               0-8135.

 (e)  Employment Agreement with                Incorporated by reference to
      Carl T. Cori* (Similar Employment        Exhibit 10 (f) of Form 10-K filed
      Agreements also exist with Larry S.      for the year ended December 31,
      Blazevich, Terry R. Colvin, Peter        1992 Commission File Number
      A. Gleich, David R. Harvey, James        0-8135.
      W. Meteer, Karen J. Miller, Kirk A.
      Richter and Thomas M. Tallarico)

 (f)  Letter re:  Consultation Services        Incorporated by reference to
      with Dr. David M. Kipnis*                Exhibit 10 (g) of Form 10-K
                                               filed for the
                                               year ended December 31, 1992,
                                               Commission File Number 0-8135.

 (g)  Share Option Plan of 1995*               Incorporated by reference to
                                               Appendix A of the Company's
                                               Definitive Proxy Statement filed
                                               March 30, 1995, Commission
                                               File Number 0-8135.

(11) Statement Regarding Computation           Incorporated by reference to
     of Per Share Earnings                     the Share Earnings information
                                               on net income per share included
                                               in Note 1 to the Company's
                                               1997 financial statements
                                               filed as Exhibit 13 below.


(13) Pages 12-28 of the Annual Report          See Exhibit 13.
     to Shareholders for the year ended
     December 31, 1997

(21) Subsidiaries of Registrant                See Exhibit 21.

(23) Consent of Independent Public             Page F-2 of this report.
     Accountants

(27) Financial Data Schedule                   See Exhibit 27.

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


                           SIGMA-ALDRICH CORPORATION              Exhibit 3(b)
                           (A Delaware Corporation)

                                  BY-LAWS
                                  -------

                         ARTICLE I.    OFFICES

      1.01. Registered Office. The registered office shall be in the City of Wilmington, County of New Castle, State of
      Delaware.

      1.02. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.


                       ARTICLE II.   SHAREHOLDERS

    * 2.01. Annual Meeting. The annual meeting of the shareholders shall be held on the first Tuesday of May of each year commencing in 1976 or on such other date as may be fixed by or under the authority of the Board of Directors, for the purpose of electing directors and for the transaction of such other business as may properly come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the State of Delaware, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein, or fixed as herein provided, for any annual meeting of the shareholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the shareholders as soon thereafter as is convenient.

  **  2.01A.  Notice of Shareholder Business.

            (a) At an annual meeting of shareholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been properly brought before the meeting (i) pursuant to the Corporation's notice of meeting, (ii) by or at the direction of the Board of Directors, or (iii) by any shareholder of the Corporation who is a shareholder of record at the time of giving of the notice provided for in this By-Law, who shall be entitled to vote at such meeting and who complies with the notice procedures set forth in this By-Law.

            (b) For a proposal to be properly brought before an annual meeting by a shareholder pursuant to clause (iii) of paragraph (a) of this By-Law, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 10 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the shareholder to be timely must be received no later than the close of business on the 10th day preceding the date of the meeting as announced in the notice of the meeting or otherwise publicly disclosed. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the meeting: (i) a brief description of the proposal desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the Corporation's stock transfer records, of the shareholder proposing such business, and the name and address of the beneficial owner, if any, on whose

     *  Amended by Board resolution of 1/27/76.
    **  Added by Board resolution of 2/16/93.

            behalf the proposal is made, (iii) the class and number of shares of the Corporation which are owned beneficially and of record by such shareholder of record and by the beneficial owner, if any, on whose behalf the proposal is made, and (iv) any material interest of such shareholder of record and the beneficial owner, if any, on whose behalf the proposal is made in such business.

            (c)  The Board of Directors may reject any
            shareholder proposal submitted for consideration at the annual meeting which is not made in accordance with the terms of this By-Law or which is not a proper subject for shareholder action in accordance with provisions of applicable law. Alternatively, if the Board of Directors fails to consider the validity of any shareholder proposal, the presiding officer of the meeting shall, if the facts warrant, determine and declare at the annual meeting that the shareholder proposal was not properly brought before the meeting and in accordance with the procedures prescribed by these By-Laws, and if he should make that determination, he shall so declare at the meeting and any such business or proposal shall not be acted upon. Notwithstanding the foregoing provisions of this By-Law, a shareholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this By-Law. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors and committees of the Board of Directors, but, in connection with such reports, no new business shall be acted upon at the meeting unless stated, filed and recorded as herein provided.

      2.02. Special Meeting. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation, may be called by the Chairman of the Board of Directors, the President or the Board of Directors, or by the person designated in the written request of the holders of not less than a majority in amount of all shares of the Corporation entitled to vote at the meeting. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting of shareholders shall be limited to the purpose or purposes stated in the notice.

      2.03. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. A waiver of notice signed by all shareholders entitled to vote at a meeting may designate any place, either within or without the State of Delaware, as the place for the holding of such meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the registered office of the Corporation, or such other suitable place in the county of such registered office as may be designated by the person calling such meeting, but any meeting may be adjourned to reconvene at any place designated by vote of a majority of the shares represented thereat.

      2.04. Notice of Meeting. Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (unless a longer period is required by law) nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the President, or the Secretary, or other officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock record books of the Corporation, with postage thereon prepaid.

      2.05.  Closing of Transfer Books or Fixing of Record
      Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date on which the particular action, requiring such determination of shareholders, is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the close of business on the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall be applied to any adjournment thereof except where the determination has been made through the closing of the stock transfer books and the stated period of closing has expired.

      2.06. Voting Records. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting or any adjournment thereof, arranged in alphabetical order, and showing the address of each shareholder and the number of shares registered in the name of each shareholder. Such list shall be open to the examination of any shareholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any shareholder who is present. Upon the willful neglect or refusal of the directors to produce such a list at any meeting for the election of directors they shall be ineligible for election to any office at such meetings. In all other instances, failure to comply with the requirements of this section shall not affect the validity of any action taken at such meeting.

      2.07. Quorum. Except as otherwise provided in the Certificate of Incorporation, a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders unless the vote of a greater number or voting by classes is required by law or the Certificate of Incorporation. Though less than a quorum of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting.

    * 2.08. Conduct of Meeting. The Chairman of the Board, and in his absence, the President, and in his absence, a Vice-President in the order provided under Section 4.07, and in their absence, any person chosen by the shareholders present shall call the meeting of the shareholders to order and shall act as chairman of the meeting, and the Secretary of the Corporation shall act as secretary of all meetings of the shareholders, but, in the absence of the Secretary, the presiding officer may appoint any other person to act as secretary of the meeting.

      2.09. Proxies. At all meetings of shareholders, a shareholder entitled to vote may vote in person or by proxy appointed in writing by the shareholder or by his duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. Unless otherwise provided in the proxy, a proxy may be revoked at any time before it is voted, either by written notice filed with the Secretary or the acting secretary of the meeting or by oral notice given by the shareholder to the presiding officer during the meeting. The presence of a shareholder who has filed his proxy shall not of itself constitute a revocation. No proxy shall be valid after three years from the date of its execution, unless otherwise provided in the proxy. The Board of Directors shall have the power and authority to make rules establishing presumptions as to the validity and sufficiency of proxies.

      2.10. Voting of Shares. Each outstanding share shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders, except to the extent that the voting rights of the shares of any class or classes are enlarged, limited or denied by the Certificate of Incorporation.

      2.11.  Voting of Shares by Certain Holders.

          (a) Other Corporations. Shares standing in the name of another corporation may be voted either in person or by proxy, by the president of such corporation or any other officer appointed by such president. A proxy executed by any principal officer of such other corporation or assistant thereto shall be conclusive evidence of the signer's authority to act, in the absence of express notice to this Corporation, given in writing to the Secretary of this Corporation, of the designation of some other person by the board of directors or by the by-laws of such other corporation.

          (b)  Legal Representatives and Fiduciaries.
          Shares held by any administrator, executor, guardian, conservator, trustee in bankruptcy, receiver, or assignee for creditors may be voted by him, either in person or by proxy, without a transfer of such shares into his name provided that there is filed with the Secretary before or at the time of meeting proper evidence of his incumbency and the number of shares held. Shares standing in the name of a fiduciary may be voted by him, either in person or by proxy. A proxy executed by a fiduciary, shall be conclusive evidence of the signer's authority to act, in the absence of express notice to this Corporation, given in writing to the Secretary of this Corporation, that such manner of voting is expressly prohibited or otherwise directed by the document creating the fiduciary relationship.

          (c)   Pledgees.   A shareholder whose shares are
          pledged shall be entitled to vote such shares, unless in the transfer by the pledgor on the books of the Corporation he has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or his proxy, may represent such stock and vote thereon.

     *  Amended by Board resolution of 11/25/80.

          (d) Treasury Stock and Subsidiaries. Neither treasury shares, nor shares held by another corporation if a majority of the shares entitled to vote for the election of directors of such other corporation is held by this Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares entitled to vote, but shares of its own issue held by this Corporation in a fiduciary capacity, or held by such other corporation in a fiduciary capacity, may be voted and shall be counted in determining the total number of outstanding shares entitled to vote.

          (e) Minors. Shares held by a minor may be voted by such minor in person or by proxy and no such vote shall be subject to disaffirmance or avoidance, unless prior to such vote the Secretary of the Corporation has received written notice or has actual knowledge that shareholder is a minor.

          (f) Incompetents and Spendthrifts. Shares held by an incompetent or spendthrift may be voted by such incompetent or spendthrift in person or by proxy and no such vote shall be subject to a disaffirmance or avoidance, unless prior to such vote the Secretary of the Corporation has actual knowledge that such shareholder has been adjudicated an incompetent or spendthrift or actual knowledge of filing of judicial proceedings for appointment of a guardian.

          (g) Joint Tenants. Shares registered in the names of two or more individuals who are named in the registration as joint tenants may be voted in person or by proxy signed by any one or more of such individuals if either (i) no other such individual or his legal representative is present and claims the right to participate in the voting of such shares or prior to the vote files with the Secretary of the Corporation a contrary written voting authorization or direction or written denial of authority of the individual present or signing the proxy proposed to be voted or (ii) all such other individuals are deceased and the Secretary of the Corporation has no actual knowledge that the survivor has been adjudicated not to be the successor to the interests of those deceased.

      2.12. Waiver of Notice by Shareholders. Whenever any notice whatever is required to be given to any shareholder of the Corporation under the Certificate of Incorporation or By-Laws or any provision of law, a waiver thereof in writing, signed at any time, whether before or after the time of meeting, by the shareholder entitled to such notice, shall be deemed equivalent to the giving of such notice; provided that such waiver in respect to any matter of which notice is required under any provision of the Delaware Corporation Law, shall contain the same information as would have been required to be included in such notice, except the time and place of meeting.

      2.13. Unanimous Consent Without Meeting. Any action required or permitted by the Certificate of Incorporation or By-Laws or any provision of law to be taken at a meeting of the shareholders, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

                       ARTICLE III. BOARD OF DIRECTORS

    * 3.01. General Powers, Number and Election. The business and affairs of the Corporation shall be managed by its Board of Directors. The number of directors of the Corporation shall be nine who shall be elected by the shareholders at the annual meeting of shareholders.

    * Amended by Board resolutions of 8/23/77, 2/24/81, 2/23/82, 2/19/85,
      11/25/85, 11/11/86, 8/12/87, 6/20/89, 2/18/92, 2/20/96 and 6/14/96.

      3.02. Tenure and Qualifications. Each director shall hold office until the next annual meeting of shareholders and until his successor shall have been elected, or until his prior death, resignation or removal. A director may be removed from office by affirmative vote of a majority of the outstanding shares entitled to vote for the election of such director, taken at a meeting of shareholders called for that purpose. A director may resign at any time by filing his written resignation with the Secretary of the Corporation. Directors need not be residents of the State of Delaware or shareholders of the Corporation.

      3.03. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this By-Law immediately after the annual meeting of shareholders, and each adjourned session thereof. The place of such regular meeting shall be the same as the place of the meeting of shareholders which precedes it, or such other suitable place as may be announced at such meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of Delaware for the holding of additional regular meetings without other notice than such resolution.

      3.04. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board of Directors, President, Secretary or any two directors. The Chairman of the Board of Directors, President or Secretary calling any special meeting of the Board of Directors called by them, and if no other place is fixed the place of meeting shall be the registered office of the Corporation in the State of Delaware.

      3.05. Notice; Waiver. Notice of each meeting of the Board of Directors (unless otherwise provided in or pursuant to Section 3.03) shall be given by written notice delivered personally or mailed or given by telegram to each director at his business address (or at such other address as such director shall have designated in writing filed with the Secretary), in each case not less than five days prior to the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Whenever any notice whatever is required to be given to any director of the Corporation under the Certificate of Incorporation or By-Laws or any provision of law, a waiver thereof in writing, signed at any time, whether before or after the time of meeting, by the director entitled to such notice, shall be deemed equivalent to the giving of such notice. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting and objects thereat to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

      3.06. Quorum. Except as otherwise provided by law or by the Certificate of Incorporation or these By-Laws, a majority of the number of directors as provided in Section 3.01 shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but a majority of the directors present (though less than such quorum) may adjourn the meeting from time to time without further notice.

      3.07. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless the act of a greater number is required by law or by the Certificate of Incorporation or these By-Laws.

      3.08. Conduct of Meetings. The Chairman of the Board of Directors, and in his absence, the President, or in his absence, a Vice President, in the order provided under Section 4.07, and in their absence, any director chosen by the directors present, shall call meetings of the Board of Directors to order and shall act as chairman of the meeting. The Secretary of the Corporation shall act as secretary of all meetings of the Board of Directors, but in the absence of the Secretary, the presiding officer may appoint any Assistant Secretary or any director or other person present to act as secretary of the meeting.

      3.09. Vacancies. Any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled until the next succeeding annual election by the affirmative vote of a majority of the directors then in office, though less than a quorum of the Board of Directors; provided, that in case of a vacancy created by the removal of a director by vote of the shareholders, the shareholders shall have the right to fill such vacancy at the same meeting or any adjournment thereof.

      3.10. Compensation. The Board of Directors, by affirmative vote of a majority of the directors then in office, and irrespective of any personal interest of any of its members, may establish reasonable compensation of all directors for services to the Corporation as directors, officers or otherwise, or may delegate such authority to an appropriate committee.

      3.11. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors or a committee thereof of which he is a member at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

      3.12. Committees. The Board of Directors by resolution adopted by the affirmative vote of a majority of the whole Board may designate one or more committees, each committee to consist of three or more directors elected by the Board of Directors, which to the extent provided in said resolution as initially adopted, and as thereafter supplemented or amended by further resolution adopted by a like vote, shall have and may exercise, when the Board of Directors is not in session, the management of the business and affairs of the Corporation, except that no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the shareholders a dissolution of the Corporation or a revocation of a dissolution, amending the By-Laws of the Corporation, declaring dividends to shareholders, authorizing the issuance of stock, or electing the principal officers or the filling of vacancies in the Board of Directors or committees created pursuant to this section. The Board of Directors may elect one or more of its members as alternate members of any such committee who may take the place of any absent member or members at any meeting of such committee, upon request by the President or upon request by the chairman of such meeting. Each such committee shall fix its own rules governing the conduct of its activities and shall make such reports to the Board of Directors of its activities as the Board of Directors may request.

      3.13. Unanimous Consent Without Meeting. Any action required or permitted by the Certificate of Incorporation or By-Laws or any provision of law to be taken by the Board of Directors at a meeting or by resolution may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors then in office.

    * 3.14.   Nomination By-Law.

            (a) Only persons who are nominated in accordance with the procedures set forth in these By-Laws shall be eligible to serve as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of shareholders (i) by or at the direction of the Board of Directors or (ii) by any shareholder of the Corporation who is a shareholder of record at the time of giving of notice provided for in this By-Law, who shall be entitled to vote for the election of directors at the meeting and who complies with the notice procedures set forth in this By-Law.

            (b) Nominations by shareholders shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation (i) in the case of an annual meeting, not less than 10 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day preceding the date of the meeting as announced in the notice of the meeting or otherwise publicly disclosed, and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the 10th day preceding the date of the meeting as announced in the notice of the meeting or otherwise publicly disclosed. Such shareholder's notice to the Secretary shall set forth (i) as to each person whom the shareholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (ii) as to the shareholder giving the notice (x) the name and address, as they appear on the Corporation's stock transfer records, of such shareholder, (y) the class and number of shares of the Corporation which are beneficially owned by such shareholder and also which are owned of record by such shareholder, and (z) a representation that such shareholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; and
            (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (x) the name and address of such person and (y) the class and number of shares of the Corporation which are beneficially owned by such person.
            The Corporation may require any proposed nominee to furnish any other information it may reasonably require to determine the eligibility of the proposed nominee to serve as a director of the Corporation. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a shareholder's notice of nomination which pertains to the nominee.

            (c) Subject to the rights, if any, of holders of any class of capital stock of the Corporation (other than the common stock) then outstanding, no person shall be eligible to serve as a director of the Corporation unless nominated in accordance with the procedures set forth in this By-Law. The presiding officer of the meeting shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by these By-Laws, and if he should make that

     *  Added by Board resolution of 2/16/93.

            determination, he shall so declare at the meeting and the defective nomination shall be disregarded. Notwithstanding the foregoing provisions of this By-Law, a shareholder shall also comply with all applicable requirements of the Securities and Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this By-Law.

                            ARTICLE IV.  OFFICERS *

    ** 4.01.   Number.  The principal officers of the Corporation shall be a
       Chairman of the Board of Directors (who shall also serve as the Chief Executive Officer), a President (who shall also serve as the Chief Operating Officer), a Chief Financial Officer, one or more Vice Presidents, a Secretary, a Treasurer and a Controller, each of whom shall be elected by the Board of Directors. Such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary and the offices of President and Vice President. If required by the Board of Directors, any one or more of the officers shall give a bond for the faithful discharge of his or her duties in such sum and with such surety or sureties as the Board of Directors shall determine.

       4.02. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election shall not be held at such meeting, such election shall be held as soon thereafter as is convenient. Each officer shall hold office until his successor shall have been duly elected or until his prior death, resignation or removal.

       4.03. Removal. Any officer or agent may be removed by affirmative vote of majority of the whole Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment shall not of itself create contract rights.

       4.04. Vacancies. A vacancy in any principal office because of death, resignation, removal, disqualification or otherwise, shall be filled by the Board of Directors for the unexpired portion of the term.

   *** 4.05.  Chairman of the Board of Directors.  The Chairman of the
       Board of Directors shall be the Chief Executive Officer of the Corporation and, subject to the control of the Board of Directors, shall supervise and control the business, property and affairs of the Corporation. The Chairman of the Board of Directors of the Corporation shall preside at all meetings of the Board of Directors and shareholders at which he is present. He may sign and execute all instruments in the name of the Corporation which the Board of Directors has authorized to be executed, except where the execution thereof shall be expressly delegated by the Board of Directors or the By-Laws to another officer or agent of the Corporation, or shall be required by law to be otherwise executed. The Chairman of the Board shall perform all duties incident to the office of Chief Executive Officer and shall be an ex-officio member of all standing committees.

   *** 4.06.  The President.  The President shall be the Chief Operating
       Officer of the Corporation and, subject to the control of the Board of Directors, shall direct the day-to-day operations of the Corporation's businesses and perform such duties as may be delegated

   * Amended by Board resolution of 7/28/81, restated pursuant to Board action 5/3/83 and amended by Board resolutions 11/8/94 and 3/6/95.
  **  Amended by Board resolution of 5/6/97.
 *** Amended by Board resolutions of 1/27/76 and 11/25/80, restated pursuant to Board action of 5/3/83 and amended by Board resolution of 3/6/95.

      to him by the Chairman of the Board of Directors or the Board of Directors. In the absence of the Chairman of the Board, or in the event of his death, inability or refusal to act, the President shall preside at the meetings of the Board of Directors and shareholders at which he is present. He may sign and execute all instruments in the name of the Corporation which the Board of Directors has authorized to be executed, except where the execution thereof shall be expressly delegated by the Board of Directors or the By-Laws to another officer or agent of the Corporation, or shall be required by law to be otherwise executed. The President shall perform all duties incident to the office of Chief Operating
      Officer and shall be an ex-officio member of all standing committees.

    * 4.07. Chief Financial Officer. The Chief Financial Officer shall, subject to the control of the Board of Directors, (a) have primary charge and custody of and be responsible for all funds and securities of the Corporation; (b) be responsible for the accounting and financial services of the Corporation; and (c) in general perform all of the duties and exercise such other authority as from time to time may be delegated or assigned to the Chief Financial Officer by the Chairman of the Board, the President or by the Board of Directors.

   ** 4.08.  The Vice Presidents.  Subject to the provisions of
      Section 4.06, in the absence of the President or in the event of his death, inability or refusal to act, or in the event for any reason it shall be impractical for him to act personally, the Vice Presidents in the order designated by the Board of Directors, or in the absence of any designation, then in the order of their election, shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. Any Vice President may sign, with the Secretary or Assistant Secretary, certificates for shares of the Corporation; and shall perform such other duties and have such authority as from time to time may be delegated or assigned to him by the President or the Board of Directors. The execution of any instrument of the Corporation by any Vice President shall be conclusive evidence, as to third parties, of his authority to act in the stead of the President.

  *** 4.09. The Secretary. The Secretary shall: (a) keep the minutes of the meetings of the shareholders and of the Board of Directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these By-Laws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents the execution of which on behalf of the Corporation under its seal is duly authorized; (d) keep or arrange for the keeping of a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the Chairman of the Board or the President, or a Vice President, certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties and exercise such authority as from time to time may be delegated or assigned to him by the Chairman of the Board, or the President or by the Board of Directors.

 **** 4.10. The Treasurer. The Treasurer shall, under the general supervision of the Chief Financial Officer, (a) have charge and custody of and be responsible for all funds and securities of the Corporation;
      (b) receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in

    * Amended by Board resolution of 5/6/97.
   ** Amended by Board resolution of 3/6/95.
  *** Amended by Board resolution 7/28/81, then restated pursuant to Board action of 5/3/83.
 **** Amended by Board resolution 11/8/94 and 5/6/97.

      the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Section 5.04; and (c) in general perform all of the duties and exercise such other authority as from time to time may be delegated or assigned to the Tresurer by the Chief Financial Officer or by the Board of Directors.

    * 4.11. The Controller. The Controller shall, under the general supervision of the Chief Financial Officer, (a) be in charge of the financial records of the Corporation; (b) be responsible for the accounting and financial services of the Corporation; and (c) in general perform all of the duties and exercise such other authority as from time to time may be delegated or assigned to the Controller by the Chief Financial Officer or by the Board of Directors. The Controller shall at all reasonable times within business hours exhibit the Controller's books and accounts to any director.

   ** 4.12.  Assistant Secretaries and Assistant Treasurers.
      There shall be such number of Assistant Secretaries and Assistant Treasurers as the Board of Directors may from time to time authorize. The Assistant Secretaries may sign with the Chairman of the Board, or the President or a Vice President certificates for shares of the Corporation the issuance of which shall have been authorized by a resolution of the Board of Directors. The Assistant Treasurers shall respectively, if required by the Board of Directors, give bonds for faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties and have such authority as shall from time to time be delegated or assigned to them by the Secretary or the Treasurer, respectively, or by the Chairman of the Board or the President or the Board of Directors.

      4.13. Other Assistants and Acting Officers. The Board of Directors shall have the power to appoint any person to act as assistant to any officer, or agent for the Corporation in his stead, or to perform the duties of such officer whenever for any reason it is impracticable for such officer to act personally, and such assistant or acting officer or other agent so appointed by the Board of Directors shall have the power to perform all the duties of the office to which he is so appointed to be assistant, or as to which he is so appointed to act, except as such power may be otherwise defined or restricted by the Board of Directors.

      4.14. Salaries. The salaries of the principal officers shall be fixed from time to time by the Board of Directors or by a duly authorized committee thereof, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

             ARTICLE V.  CONTRACTS, LOANS, CHECKS AND DEPOSITS:
                             SPECIAL CORPORATE ACTS

      5.01. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute or deliver any instrument in the name of and on behalf of the Corporation, and such authorization may be general or confined to specific instances. In the absence of other designation, all deeds, mortgages and instruments of assignment or pledge made by the Corporation shall be executed in the name of the Corporation by the President or one of the Vice Presidents and by the Secretary, an Assistant Secretary, the

    * Amended by Board resolution 5/6/97.
   ** Amended by Board resolution of 7/28/81, then restated pursuant to Board action of 5/3/83.

      Treasurer or an Assistant Treasurer; the Secretary or an Assistant Secretary, when necessary or required, shall affix the corporate seal thereto; and when so executed no other party to such instrument or any third party shall be required to make any inquiry into the authority of the signing officer or officers.

      5.02. Loans. No indebtedness for borrowed money shall be contracted on behalf of the Corporation and no evidences of such indebtedness shall be issued in its name unless authorized by or under the authority of a resolution of the Board of Directors. Such authorization may be general or confined to specific instances.

      5.03. Checks, Drafts, etc. All checks, drafts, or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation, shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by or under the authority of a resolution of the Board of Directors.

      5.04. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as may be selected by or under the authority of a resolution of the Board of Directors.

      5.05.  Voting of Securities Owned by This Corporation.
      Subject always to the specific directions of the Board of Directors, (a) any shares or other securities issued by any other corporation and owned or controlled by this Corporation may be voted at any meeting of security holders of such other corporation by the President of this Corporation if he be present, or in his absence by any Vice President of this Corporation who may be present, and (b) whenever in the judgment of the President, or in his absence, of any Vice President, it is desirable for this Corporation to execute a proxy or written consent in respect to any shares or other securities issued by any other corporation and owned by this Corporation, such proxy or consent shall be executed in the name of this Corporation by the President or one of the Vice Presidents of this Corporation, without necessity of any authorization by the Board of Directors, affixation of corporate seal or counter signature or attestation by another officer. Any person or persons designated in the manner above stated as the proxy or proxies of this Corporation shall have full right, power and authority to vote the shares or other securities issued by such other corporation and owned by this Corporation and the same as such shares or other securities might be voted by this Corporation.

               ARTICLE VI.  CERTIFICATES FOR SHARES AND THEIR TRANSFER

    * 6.01. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form, consistent with law, as shall be determined by the Board of Directors. Such certificates shall be signed by the Chairman of the Board, or the President or a Vice President and by the Secretary or an Assistant Secretary. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except as provided in Section 6.06.

    * 6.02.  Facsimile Signatures and Seal.  The seal of the
      Corporation on any certificate for shares may be a facsimile. The signature of the Chairman of the Board or the President or Vice President and the Secretary or Assistant Secretary upon a

    * Amended by Board resolution of 7/28/81.

      certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent, or a registrar, other than the Corporation itself or an employee of the Corporation.

      6.03. Signature by Former Officers. In case any officer, who has signed or whose facsimile signature has been placed upon any certificate for shares, shall have ceased to be such officer before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer at the date of issue.

      6.04. Transfer of Shares. Prior to due presentment of a certificate for shares for registration of transfer the Corporation may treat the registered owner of such shares as the person exclusively entitled to vote, to receive notifications and otherwise to have and exercise all the rights and power of an owner. Where a certificate for shares is presented to the Corporation with a request to register for transfer, the Corporation shall not be liable to the owner or any other person suffering loss as a result of such registration of transfer if
      (a) there were on or with the certificate the necessary endorsements, and (b) the Corporation had no duty to inquire into adverse claims or had discharged any such duty. The Corporation may require reasonable assurance that said endorsements are genuine and effective and compliance with such other regulations as may be prescribed by or under the authority of the Board of Directors.

      6.05. Restrictions on Transfer. The face or reverse side of each certificate representing shares shall bear a conspicuous notation of any restriction imposed by the Corporation upon the transfer of such shares.

    * 6.06. Lost, Destroyed or Stolen Certificates. Where the owner claims that his certificate for shares has been lost, destroyed or wrongfully taken, a new certificate may be issued in place thereof if the owner so requests before the Corporation has notice that such shares have been acquired by a bona fide purchaser. When authorizing such issuance of a new certificate the President, Vice President or Secretary of the Corporation shall require the owner of such lost, destroyed or wrongfully taken certificate to file with the Corporation sufficient indemnity bond, and satisfy such other reasonable requirements as may be prescribed by or under the authority of the Board of Directors.

      6.07. Consideration for Shares. The shares of the Corporation may be issued for such consideration as shall be fixed from time to time by the Board of Directors, provided that any shares having a par value shall not be issued for a consideration less than the par value thereof. The consideration to be paid for shares may be paid in whole or in part, in money, in other property, tangible or intangible, or in labor or services actually performed for the Corporation. When payment of the consideration for which shares are to be issued shall have been received by the Corporation, such shares shall be deemed to be fully paid and nonassessable by the Corporation. No certificate shall be issued for any share until such share is fully paid.

      6.08. Stock Regulations. The Board of Directors shall have the power and authority to make all such further rules and regulations not inconsistent with the statutes of the State of Delaware as it may deem expedient concerning the issue, transfer and registration of certificates representing shares of the Corporation.

                           ARTICLE VII.  INDEMNIFICATION

      7.01. Mandatory Indemnification. The Corporation shall, to the full extent permitted by the Delaware Corporation Law, indemnify any person who was or is a party or threatened to be made a party to any threatened, pending or completed action, suit

    * Amended by Board resolution of 2/18/86.

      or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director or officer of any other corporation or enterprise. Such right of indemnification shall inure to the benefit of the heirs, executors, administrators and personal representatives of such a person.

      7.02.  Permissive Supplementary Benefits.  The
      Corporation may, but shall not be required to, supplement the right of indemnification under Section 7.01 by (a) the purchase of insurance on behalf of any one or more of such persons, whether or not the Corporation would be obligated to indemnify such person Section 7.01, (b) individual or group indemnification agreements with any one or more of such persons and c advances for related expenses of such a person.

      7.03. Amendment. This Article VII may be amended or repealed only by a vote of the shareholders and not by a vote of the Board of Directors.


                           ARTICLE IX.  AMENDMENTS

      9.01. By Shareholders. These By-Laws may be altered, amended or appealed and new by-laws may be adopted by the shareholders by affirmative vote of not less than a majority of the shares present or represented at any annual or special meeting of the shareholders at which a quorum is in attendance.

      9.02. By Directors. These By-Laws may also be altered, amended or repealed and new by-laws may be adopted by the Board of Directors by affirmative vote of a majority of the number of directors present at any meeting at which a quorum is in attendance; but no by-laws adopted by the shareholders shall be amended or repealed by the Board of Directors if the by-law so adopted so provides.

      9.03. Implied Amendments. Any action taken or authorized by the shareholders or by the Board of Directors, which would be inconsistent with the By-Laws then in effect but is taken or authorized by affirmative vote of not less than the number of shares or the number of directors required to amend the By-Laws so that the By-Laws would be consistent with such action, shall be given the same effect as though the By-Laws had been temporarily amended or suspended so far, but only so far, as is necessary to permit the specific action so taken or authorized.

                                                                 Exhibit 21

                         SIGMA-ALDRICH CORPORATION
                          PRINCIPAL SUBSIDIARIES
                          ----------------------

Sigma-Aldrich Corporation (Delaware), the Registrant:

   1.  Sigma-Aldrich Co. (Illinois)

      (A)  Sigma Chemical Company (Missouri)
           (1)  Sigma Israel Chemicals, Ltd. (Israel)
           (2)  Sigma-Aldrich Chemie Holding GmbH (Germany)
                (a)  Sigma-Aldrich Chemie GmbH (Germany)
                (b)  RdH Laborchemikalien GmbH & Co. (Germany)
      (B)  Aldrich Chemical Company, Inc. (Delaware)
           (1)  Sigma-Aldrich N.V./S.A. (Belgium)
           (2)  Sigma Chemie B.V. (The Netherlands)
           (3)  Aldrich-Chemie GmbH & Co. K.G. (Germany)
           (4)  Aldrich-Chemie Verwaltungs GmbH (Germany)
           (5)  Sigma-Aldrich S.r.l. (Italy)
           (6)  Sigma-Aldrich Chimie S.N.C. (France)
                (a)  Sigma-Aldrich Chemie S.a.r.l. (France)
     (C)  Supelco, Inc. (Delaware)

   2.  B-Line Systems, Inc. (Illinois)

   3.  Sigma-Aldrich Foreign Sales Corporation (Barbados)

   4.  Fluka Chemie AG (Switzerland)

   5.  Sigma-Aldrich Company, Ltd. (United Kingdom)

   6.  Sigma-Aldrich Foreign Holding Co. (Missouri)
      (A)  Sigma-Aldrich Quimica S.A. (Spain)
      (B)  Sigma-Aldrich Pty., Limited (Australia)
      (C)  Sigma-Aldrich Canada Ltd. (Canada)
      (D)  Sigma-Aldrich s.r.o. (Czech Republic)
      (E)  Sigma-Aldrich Quimica Brasil Ltda. (Brazil)
      (F)  Sigma-Aldrich Quimica S.A. de C.V. (Mexico)
      (G)  Sigma-Aldrich Handels GmbH (Austria)
      (H)  Sigma-Aldrich Kft (Hungary)
      (I)  Sigma-Aldrich Sp. zo.o (Poland)
      (J)  Sigma-Aldrich Japan KK (Japan)
      (K)  Sigma-Aldrich India (India)
      (L)  Sigma-Aldrich Ireland Ltd. (Ireland)
      (M)  Sigma-Aldrich E.P.E. (Greece)
      (N)  Sigma-Aldrich de Argentina, S.A. (Argentina)
      (O)  Sigma-Aldrich (Pty.) Ltd. (South Africa)
      (P)  Sigma-Aldrich Pte. Ltd. (Singapore)
      (Q)  Sigma-Aldrich Korea Ltd. (Korea)
      (R)  LabKemi AB (Sweden)
      (S)  Ing F. Heidenreich AS (Norway)