Form 10-Q
period 1998-03-31
SIGMA ALDRICH CORP
filed 1998-05-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998


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

-------------------------------------------------------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

    There were 100,562,715 shares of the Company's $1.00 par value common stock outstanding on April 30, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                        Three Months
                                                       Ended March 31,
                                                  -----------------------
                                                    1998           1997
                                                  -----------------------
Net sales                                                 $ 306,199    $ 279,060

   Cost of products sold                                    143,091      128,597
                                                          ---------    ---------
Gross profit                                                163,108      150,463

   Selling, general and administrative expenses              96,287       87,517
                                                          ---------    ---------
Income before income taxes                                   66,821       62,946

     Provision for income taxes                              22,661       21,590
                                                          ---------    ---------
Net income                                                $  44,160    $  41,356
                                                          =========    =========

Net income per share - Basic                                  $0.44        $0.41
                                                          =========    =========
Net income per share - Diluted                                $0.43        $0.40
                                                          =========    =========

Weighted average number of shares outstanding - Basic       100,461      100,090
                                                          =========    =========
Weighted average number of shares outstanding - Diluted     102,695      101,800
                                                          =========    =========

Dividends per share                                       $  0.0700    $  0.0625
                                                          =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 March 31,       December 31,
                                                   1998             1997
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    44,418       $    46,228
 Accounts receivable, net of allowance
    for doubtful accounts                          225,094           186,847
 Inventories                                       427,154           420,809
 Other current assets                               47,938            52,790
                                               -----------       -----------
      Total current assets                         744,604           706,674
                                               -----------       -----------

Property, plant and equipment:
 Land                                               31,249            31,594
 Buildings and improvements                        244,758           252,388
 Machinery and equipment                           373,405           381,771
 Construction in progress                          130,867            90,831
 Less-Accumulated depreciation                    (328,321)         (317,706)
                                               -----------       -----------
      Net property, plant and equipment            451,958           438,878
                                               -----------       -----------
Other assets                                        96,819            98,270
                                               -----------       -----------
                                               $ 1,293,381       $ 1,243,822
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     7,260       $     6,751
 Current maturities of long-term debt                    0               649
 Accounts payable                                   55,444            53,257
 Accrued payroll and other expenses                 45,431            42,269
 Accrued income taxes                               27,226            16,553
                                               -----------       -----------
      Total current liabilities                    135,361           119,479
                                               -----------       -----------
Long-term debt                                       1,044               552
                                               -----------       -----------
Deferred postretirement benefits                    36,365            35,475
                                               -----------       -----------
Deferred compensation                               10,377            12,766
                                               -----------       -----------
Other liabilities                                   16,600            15,216
                                               -----------       -----------

Stockholders' equity:
 Common stock, $1.00 par value, 200,000 shares
   authorized, 100,503 and 100,377 shares
   outstanding, respectively                       100,503           100,377
 Capital in excess of par value                     27,272            24,168
 Retained earnings                                 996,843           959,717
 Cumulative translation adjustments                (30,984)          (23,928)
                                               -----------       -----------
      Total stockholders' equity                 1,093,634         1,060,334
                                               -----------       -----------
                                               $ 1,293,381       $ 1,243,822
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                  -------------------------
                                                      1998           1997
                                                  -------------------------

Cash flows from operating activities:
 Net income                                         $ 44,160       $ 41,356
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    14,313         12,512
     Postretirement benefits expense                   1,150            935
     Deferred income taxes                               164          1,470
     Deferred compensation expense                       100          1,066
     Deferred compensation payments                     (965)          (520)
     (Increase) in accounts receivable               (42,054)       (36,576)
     (Increase) decrease in inventories               (8,766)           713
     (Increase) decrease in other current assets       5,192         (5,125)
     Increase (decrease) in accounts payable           2,622        (11,760)
     Increase in accured payroll and other expenses    4,673          5,371
     Increase in accrued income taxes                 10,785         11,442
                                                    ---------      ---------
     Net cash provided by operating activities        31,374         20,884
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions             (27,939)       (17,329)
                                                    ---------      ---------
Cash flows from financing activities:
 Issuance (repayment) of notes payable                   441         (5,414)
 Issuance of long-term debt                               99            123
 Payment of dividends                                 (7,034)        (6,256)
 Exercise of employee stock options                    1,712            824
                                                    ---------      ---------
     Net cash used in financing activities            (4,782)       (10,723)
                                                    ---------      ---------
Effect of exchange rate changes on cash                 (463)        (2,251)
                                                    ---------      ---------

Net change in cash and cash equivalents               (1,810)        (9,419)

Cash and cash equivalents at January 1                46,228        103,685
                                                    ---------      ---------
Cash and cash equivalents at March 31               $ 44,418       $ 94,266
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 11,712       $  8,671
 Interest paid, net of capitalized interest         $     61       $    406



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                 (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.

                     Reconciliation of Earnings and Shares
                                                                      Per Share
For the Quarter Ended March 31, 1998      Earnings          Shares     Amount
------------------------------------      --------          -------   ---------

Basic Earnings per Share
Earnings available to
   common shareholders                     $44,160         100,461        $0.44

Options Issued                                  --           2,234
                                          --------         -------

Diluted Earnings per Share
Earnings available to
   common shareholders                     $44,160        102,695         $0.43
                                           -------        -------

For the Quarter Ended March 31, 1997

Basic Earnings per Share
Earnings available to
   common shareholders                     $41,356        100,090         $0.41

Options Issued                                  --          1,710
                                           -------        -------

Diluted Earnings per Share
Earnings available to
   common shareholders                     $41,356        101,800         $0.40
                                           -------        -------


                   Effect on Previously Reported EPS

             Per share amounts                      1997
             -----------------                      ----

             Primary EPS as reported               $0.41
             Effect of SFAS No. 128                   --
                                                   -----
             Basic EPS as restated                 $0.41
                                                   =====

             Fully diluted EPS as reported         $0.41
             Effect of SFAS No. 128                (0.01)
                                                   -----
             Diluted EPS as restated               $0.40
                                                   =====


Inventories

The principal categories of consolidated inventories were:


                                        March 31,        December 31,
                                          1998              1997
                                      ------------      ------------

Finished goods                          $  339,500        $  336,295

Work in process                             25,341            24,269

Raw materials                               62,313            60,245
                                      ------------      ------------
                                        $  427,154        $  420,809
                                      ============      ============

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

Comprehensive Income

On January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources; it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from new income. For the Company, the only element of other comprehensive income is cumulative translation adjustments, arising from the translation of certain balance sheet accounts from local currency to functional currency.

For quarters ended March 31, 1998 and 1997, comprehensive income was $37.1 million and $25.5 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statments within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as any statements prededed by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the highly competitive environment in which the Company competes and the impact of fluctuations in foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

For the three months ended March 31, 1998, sales increased 9.7% to $306.2 million from $279.1 million in 1997. Chemical sales for the quarter increased 11.6% to $249.9 million, with the impact of the strong dollar reducing the gain by 4.2%. Both domestic and international sales volume exceeded levels achieved in 1997. International sales grew faster than domestic sales due in part to the addition of the Riedel-de Haen product line. Our Research and Fine Chemicals divisions both contributed to the sales growth by introducing new products along with aggressive sales and marketing efforts. Diagnostic sales declined as a result of competitive market pressures. Metal sales for the quarter grew 2.0% to $56.3 million, with the slower pace reflecting the impact of inclement weather and delivery delays requested by several telecommunication customers.

Cost of sales for the 1998 quarter totaled $143.1 million, compared to $128.6 million for the first three months of 1997, representing 46.7% and 46.1% of sales, respectively, with the gross profit margin decreasing slightly from 53.9% to 53.3%. Sales mix changes in the chemical business together with the additional costs of new plants were only partially offset by improved gross margins in the metal business.

Selling, general and administrative expenses for the three months ended
March 31, 1998, were $96.3 million, or 31.5% of sales, compared to $87.5 million, or 31.4% of sales in 1997. The increase in selling, general and administrative expenses as a percentage of sales are attributable to the Company's continued managing of staffing levels and control of other expenses, offset by investments in new systems and new offices in Finland, Greece, Ireland, Malaysia, Russia and Singapore.

Net income for the quarter grew by 6.8% to $44.2 million from $41.4 million in 1997. Net income grew at a slower rate than sales due to incremental expenses of additional facilities, accelerated product development in the Molecular Biology area and new information systems expenditures exceeding short-term productivity gains realized.

Liquidity and Capital Resources

Cash balances declined $1.8 million in the three months ended March 31, 1998 as presented in the Consolidated Statements of Cash Flows (unaudited). The decrease resulted from increased net income, depreciation and amortization, and accounts payable, offset by changes in working capital accounts. The primary source of cash was net cash provided by operating activities of $31.4 million, an increase of $10.5 million from 1997. The major uses of cash were property, plant and equipment additions of $27.9 million and payment of dividends totaling $7.0 million. Although net cash flows vary from year to year, it is anticipated that future increases should be in line with sales growth.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits
      --------
      (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation and Amendments - Incorporated by
                 reference to Exhibit 3(a) of Form 10-K filed for the year ended December 31, 1991, Commission File Number 0-8135.

             (b) By-Laws as amended May 1997 - Incorporated by reference to
                 Exhibit 4(b) of Form 10-K filed for the year ended December 31, 1997, Commission File Number 0-8135.

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


      By:        /s/  Peter A. Gleich                             May 14, 1998
               -------------------------                         --------------
Peter A. Gleich, Vice President and Chief Financial Officer           Date
 (on behalf of the Company as Principal Financial Officer)