Form 10-Q
period 1998-06-30
SIGMA ALDRICH CORP
filed 1998-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998


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

                             Yes  X    No

    There were 100,589,265 shares of the Company's $1.00 par value common stock outstanding on July 31, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months                Six Months
                                                              Ended June 30,            Ended June 30,
                                                         -----------------------    ----------------------
                                                             1998         1997         1998         1997
                                                         -----------------------    ----------------------
Net sales                                                 $ 294,558    $ 278,575    $ 600,757    $ 557,635

   Cost of products sold                                    136,320      126,865      279,411      255,462
                                                          ---------    ---------    ---------    ---------
Gross profit                                                158,238      151,710      321,346      302,173

   Selling, general and administrative expenses              96,048       89,722      192,335      177,239
                                                          ---------    ---------    ---------    ---------
Income before income taxes                                   62,190       61,988      129,011      124,934

     Provision for income taxes                              21,090       21,263       43,751       42,853
                                                          ---------    ---------    ---------    ---------
Net income                                                $  41,100    $  40,725    $  85,260    $  82,081
                                                          =========    =========    =========    =========

Net income per share - Basic                                  $0.41        $0.41        $0.85        $0.82
                                                          =========    =========    =========    =========
Net income per share - Diluted                                $0.41        $0.40        $0.84        $0.80
                                                          =========    =========    =========    =========

Weighted average number of shares outstanding - Basic       100,565      100,142      100,514      100,116
                                                          =========    =========    =========    =========
Weighted average number of shares outstanding - Diluted     101,443      101,946      101,559      101,919
                                                          =========    =========    =========    =========

Dividends per share                                       $  0.0700    $  0.0625    $  0.1400    $  0.1250
                                                          =========    =========    =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 June 30,       December 31,
                                                   1998             1997
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    18,560       $    46,228
 Accounts receivable, net of allowance
    for doubtful accounts                          229,597           186,847
 Inventories                                       439,969           420,809
 Other current assets                               45,528            52,790
                                               -----------       -----------
      Total current assets                         733,654           706,674
                                               -----------       -----------

Property, plant and equipment:
 Land                                               31,569            31,594
 Buildings and improvements                        246,070           252,388
 Machinery and equipment                           379,369           381,771
 Construction in progress                          157,577            90,831
 Less-Accumulated depreciation                    (340,723)         (317,706)
                                               -----------       -----------
      Net property, plant and equipment            473,862           438,878
                                               -----------       -----------
Other assets                                       104,056            98,270
                                               -----------       -----------
                                               $ 1,311,572       $ 1,243,822
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     7,030       $     6,751
 Current maturities of long-term debt                   --               649
 Accounts payable                                   50,988            53,257
 Accrued payroll and other expenses                 47,370            42,269
 Accrued income taxes                               11,471            16,553
                                               -----------       -----------
      Total current liabilities                    116,859           119,479
                                               -----------       -----------
Long-term debt                                       1,020               552
                                               -----------       -----------
Deferred postretirement benefits                    37,242            35,475
                                               -----------       -----------
Deferred compensation                                9,155            12,766
                                               -----------       -----------
Other liabilities                                   16,386            15,216
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,588 and 100,377 shares
   outstanding, respectively                       100,588           100,377
   Capital in excess of par value                   28,913            24,168
   Retained earnings                             1,030,902           959,717
   Cumulative translation adjustments              (29,493)          (23,928)
                                               -----------       -----------
      Total stockholders' equity                 1,130,910         1,060,334
                                               -----------       -----------
                                               $ 1,311,572       $ 1,243,822
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                          Six Months
                                                        Ended June 30,
                                                  -------------------------
                                                      1998           1997
                                                  -------------------------

Cash flows from operating activities:
 Net income                                         $ 85,260       $ 82,081
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    28,474         25,168
     Postretirement benefits expense                   2,300          1,870
     Deferred income taxes                               661            704
     Deferred compensation expense                    (1,073)         1,630
     Deferred compensation payments                   (1,014)          (538)
     Increase in accounts receivable                 (44,960)       (40,213)
     Increase in inventories                         (20,944)       (21,848)
    (Increase) decrease in other current assets        8,109         (1,348)
     Decrease in accounts payable                     (1,922)        (8,956)
     Increase in accured payroll and other expenses    5,382         14,572
     Decrease in accrued income taxes                 (4,902)        (5,103)
                                                    ---------      ---------
     Net cash provided by operating activities        55,371         48,019
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions             (62,955)       (47,229)
 Acquisition of businesses                                --        (46,589)
 Other, net                                           (9,470)            --
                                                    ---------      ---------
     Net cash used in investing activities           (72,425)       (93,818)
                                                    ---------      ---------

Cash flows from financing activities:
 Issuance (repayment) of notes payable                   163         (9,061)
 Issuance of long-term debt                               66            469
 Payment of dividends                                (14,074)       (12,516)
 Exercise of employee stock options                    3,437          2,987
                                                    ---------      ---------
     Net cash used in financing activities           (10,408)       (18,121)
                                                    ---------      ---------
Effect of exchange rate changes on cash                 (206)        (2,611)
                                                    ---------      ---------

Net change in cash and cash equivalents              (27,668)       (66,531)

Cash and cash equivalents at January 1                46,228        103,685
                                                    ---------      ---------
Cash and cash equivalents at June 30                $ 18,560       $ 37,154
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 47,985       $ 47,742
 Interest paid, net of capitalized interest         $    116       $    434



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                 (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.

                     Reconciliation of Earnings and Shares
                                                                      Per Share
For the Quarter Ended June 30, 1998       Earnings          Shares     Amount
------------------------------------      --------          -------   ---------

Basic Earnings per Share
Earnings available to
   common shareholders                     $41,100         100,565        $0.41

Options Issued                                  --             878
                                          --------         -------

Diluted Earnings per Share
Earnings available to
   common shareholders                     $41,100         101,443        $0.41
                                           -------         -------

For the Quarter Ended June 30, 1997
-----------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                     $40,725        100,142         $0.41

Options Issued                                  --          1,804
                                           -------        -------

Diluted Earnings per Share
Earnings available to
   common shareholders                     $40,725        101,946         $0.40
                                           -------        -------


For the Six Months Ended June 30, 1998
--------------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                     $85,260        100,514         $0.85

Options Issued                                  --          1,045
                                           -------        -------

Diluted Earnings per Share
Earnings available to
   common shareholders                     $85,260        101,559         $0.84
                                           -------        -------
For the Six Months Ended June 30, 1997
--------------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                     $82,081        100,116         $0.82

Options Issued                                  --          1,083
                                           -------        -------
Diluted Earnings per Share
Earnings available to
   common shareholders                     $82,081        101,919         $0.80
                                           -------        -------         -----

                   Effect on Previously Reported EPS

             Per share amounts                      1997
             -----------------                      ----

             Primary EPS as reported               $0.41
             Effect of SFAS No. 128                   --
                                                   -----
             Basic EPS as restated                 $0.41
                                                   =====

             Fully diluted EPS as reported         $0.41
             Effect of SFAS No. 128                (0.01)
                                                   -----
             Diluted EPS as restated               $0.40
                                                   =====


Inventories

The principal categories of consolidated inventories were:


                                         June 30,        December 31,
                                          1998              1997
                                      ------------      ------------

Finished goods                          $  354,870        $  336,295

Work in process                             25,936            24,269

Raw materials                               59,163            60,245
                                      ------------      ------------
                                        $  439,969        $  420,809
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

In June 1998, the Financial Accounting Standards Board (FASB) adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the effects of adopting SFAS No. 133 on its consolidated financial statments nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments, arising from the translation of certain balance sheet accounts from local currency to functional currency.

For quarters ended June 30, 1998 and 1997, comprehensive income was $35.5 million and $21.4 million, respectively and for the first six months of 1998 and 1997, comprehensive income was $72.6 million and $46.9 million, respectively.

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

Results of Operations

For the three months ended June 30, 1998, sales increased 5.7% to $294.6 million from $278.6 million in 1997. Sales for the six month period increased 7.7% to $600.8 million from $557.6 million in 1997. Chemical sales for the quarter increased 5.5% to $234.5 million in the second quarter and 8.6% to $484.4 million for the first six months. Changes in currency exchange rates reduced the quarterly and year-to-date chemical gains by 2.9% and 3.6%, respectively. Both Research and Fine Chemicals sales continued to grow while Diagnostic sales declined slightly due to competitive pressures. The installation of new customer service and warehouse systems in St. Louis and Milwaukee USA and Lyon France disrupted service and slowed the growth rate of worldwide sales in the second quarter. Future systems conversions are expected to proceed more smoothly and be complete before the year 2000. Metal sales for the quarter grew 6.8% to $60.1 million in the second quarter and 4.4% to $116.4 million for the first six months, reflecting a diminished effect of weather on the construction industry and a growth in sales to telecommunication customers in the second quarter.

Cost of sales for the first six months 1998 was $279.4 million, representing 46.5% of sales, compared to $255.5 million, or 45.8% of sales for the first six months of 1997. For the quarter, cost of sales was 46.3% of sales compared to 45.5% in 1997. Sales mix changes in the chemical business together with the cost of new plants were only partially offset by improved gross margins and continuing process improvements in the metal business.

Selling, general and administrative expenses for the first six months of 1998 were $192.3 million, or 32.0% of sales, compared to $177.2 million, or 31.8% of sales in 1997. For the quarter, selling, general and administrative expenses were $96.0 million, or 32.6% of sales compared to $89.7 million, or 32.3% in 1997. The increase is attributable to the Company's continued managing of staffing levels and control of other expenses, offset by investments in new systems and new offices in Finland, Greece, Ireland, Malaysia, Russia and Singapore.

Net income for the quarter increased .9% to $41.1 million from $40.7 million in 1997 while net income for the first half of 1998 grew by 3.9% to $85.3 million from $82.1 million in 1997. Net income has grown at a slower rate than sales due to incremental expenses of additional facilities, accelerated product development in the Molecular Biology area and new information systems expenditures exceeding short-term productivity gains realized. The strong
U.S. dollar reduced profitability for the quarter and six month period by $.02 and $.04, respectively.

Liquidity and Capital Resources

Cash balances declined $27.7 million in the six months ended June 30, 1998 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $55.4 million, an increase of $7.4 million from 1997. The increase primarily resulted from higher net income of $3.2 million and higher depreciation and amortization of $3.3 million. The major uses of cash were capital expenditures of $72.5 million and payment of dividends totaling $14.1 million.

During the first six months, a total of $72.5 million was invested, with significant expenditures made in support of new customer service and warehouse systems in St. Louis and Milwaukee USA and Lyon France and distribution and production expansions in Germany and Switzerland. To further strengthen the Company's commitment to Molecular Biology, a significant investment was also made to purchase rights to FLAG(TM), a gene expression technology. During 1998, the Company has also continued to modify its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 5, 1998. The matters for which a vote of security holders was held included election of the Board of Directors and a proposal on the Directors' Non-Qualified Share Option Plan of 1998.

Following are the results of the votes for the election of the Board of
Directors:

Nominee                              Votes For          Votes Withheld
-------                              ----------         --------------
Carl T. Cori                         76,146,201            5,874,437
Nina V. Fedoroff                     81,130,360              890,278
David R. Harvey                      81,455,931              564,707
David M. Kipnis                      75,771,326            6,249,312
Andrew E. Newman                     75,752,871            6,267,767
William C. O'Neil, Jr.               80,988,306            1,032,332
Jerome W. Sandweiss                  80,791,332            1,229,306
D. Dean Spatz                        81,150,171              870,467
Thomas N. Urban                      75,826,230            6,194,408

Following are results of the votes for the proposal on the Directors' Non-Qualified Share Option Plan of 1998:

                 Votes              Votes
                  For              Against          Abstain
               ----------         ----------        -------
               71,188,834         10,404,565        427,239

Item 5.  Other Information

Written proposals of shareholders to be included in the Proxy Statement and Proxy for the 1999 Annual Meeting of Shareholders must be received at the Company no later than November 28, 1998. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the Proxy Statement and Proxy in accordance with regulations governing the solicitation of proxies.

Under the Company's by-laws, timely notice must be received by the Company in advance of a shareholders' meeting to nominate a candidate for director or to bring other business before the meeting. Such notice must be received not less than ten days before the anniversary of the preceding year annual meeting, which would be April 21, 1999. If the date of the annual meeting is changed by more than thirty days from such anniversary date, notice must be received no later than the tenth day preceding the date of the meeting as announced in the notice of the meeting or as otherwise publicly disclosed.
Any shareholder filing a notice of nomination must include certain information, including certain information about the nominee; and any notice regarding a proposal of other business must include certain information, including a description of the proposed business, the reasons therefor, and any interest the shareholder has in such business, as well as for either notice, the name and address of the shareholder and the number of shares of common stock held by the shareholder. These requirements are separate from, and in addition to, the requirements of the Securities and Exchange Commission (the "SEC") that a shareholder must meet to have a proposal included in the Company's Proxy Statement. These time limits also apply in determining whether notice is timely for the purposes of rules adopted by the SEC relating to exercise of discretional voting authority.


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


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)


      By:        /s/  Karen J. Miller                          August 13, 1998
               -------------------------                       ---------------
              Karen J. Miller, Controller
(on behalf of the Company as Principal Accounting Officer)