Form 10-Q
period 1998-09-30
SIGMA ALDRICH CORP
filed 1998-11-12
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998


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

                             Yes  X    No

    There were 100,619,004 shares of the Company's $1.00 par value common stock outstanding on October 31, 1998.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months               Nine Months
                                                          Ended September 30,          Ended September 30,
                                                         -----------------------    ----------------------
                                                             1998         1997         1998         1997
                                                         -----------------------    ----------------------
Net sales                                                 $ 300,440    $ 286,046    $ 901,197    $ 843,681

   Cost of products sold                                    142,848      134,662      422,259      390,124
                                                          ---------    ---------    ---------    ---------
Gross profit                                                157,592      151,384      478,938      453,557

   Selling, general and administrative expenses              94,938       87,745      287,273      264,984
                                                          ---------    ---------    ---------    ---------
Income before income taxes                                   62,654       63,639      191,665      188,573

     Provision for income taxes                              21,248       21,828       64,999       64,681
                                                          ---------    ---------    ---------    ---------
Net income                                                $  41,406    $  41,811    $ 126,666    $ 123,892
                                                          =========    =========    =========    =========

Net income per share - Basic                                  $0.41        $0.42        $1.26        $1.24
                                                          =========    =========    =========    =========
Net income per share - Diluted                                $0.41        $0.41        $1.25        $1.21
                                                          =========    =========    =========    =========

Weighted average number of shares outstanding - Basic       100,592      100,262      100,540      100,165
                                                          =========    =========    =========    =========
Weighted average number of shares outstanding - Diluted     101,013      101,904      101,262      101,807
                                                          =========    =========    =========    =========

Dividends per share                                       $  0.0700    $  0.0625    $  0.2100    $  0.1875
                                                          =========    =========    =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                               September 30,     December 31,
                                                   1998             1997
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    25,077       $    46,228
 Accounts receivable, net of allowance
    for doubtful accounts                          243,999           186,847
 Inventories                                       456,604           420,809
 Other current assets                               39,062            52,790
                                               -----------       -----------
      Total current assets                         764,742           706,674
                                               -----------       -----------

Property, plant and equipment:
 Land                                               32,771            31,594
 Buildings and improvements                        250,628           252,388
 Machinery and equipment                           399,008           381,771
 Construction in progress                          174,458            90,831
 Less-Accumulated depreciation                    (360,520)         (317,706)
                                               -----------       -----------
      Net property, plant and equipment            496,345           438,878
                                               -----------       -----------
Other assets                                       109,728            98,270
                                               -----------       -----------
                                               $ 1,370,815       $ 1,243,822
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     4,673       $     6,751
 Current maturities of long-term debt                   --               649
 Accounts payable                                   48,060            53,257
 Accrued payroll and other expenses                 48,564            42,269
 Accrued income taxes                               18,692            16,553
                                               -----------       -----------
      Total current liabilities                    119,989           119,479
                                               -----------       -----------
Long-term debt                                       1,020               552
                                               -----------       -----------
Deferred postretirement benefits                    38,173            35,475
                                               -----------       -----------
Deferred compensation                                7,556            12,766
                                               -----------       -----------
Other liabilities                                   17,635            15,216
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,614 and 100,377 shares
   outstanding, respectively                       100,614           100,377
   Capital in excess of par value                   29,020            24,168
   Retained earnings                             1,065,266           959,717
   Cumulative translation adjustments              ( 8,458)          (23,928)
                                               -----------       -----------
      Total stockholders' equity                 1,186,442         1,060,334
                                               -----------       -----------
                                               $ 1,370,815       $ 1,243,822
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Nine Months
                                                      Ended September 30,
                                                  -------------------------
                                                      1998           1997
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $ 126,666      $ 123,892
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    45,075         37,028
     Postretirement benefits expense                   2,300          2,804
     Deferred income taxes                               535            683
     Deferred compensation expense                    (2,656)         2,138
     Deferred compensation payments                   (1,028)          (576)
     Increase in accounts receivable                 (54,202)       (48,041)
     Increase in inventories                         (34,367)       (41,082)
    (Increase) decrease in other current assets       15,350           (680)
     Decrease in accounts payable                     (5,874)        (2,702)
     Increase in accured payroll and other expenses    6,106         17,288
    (Decrease) increase in accrued income taxes        1,768         (1,750)
                                                    ---------      ---------
     Net cash provided by operating activities        99,673         89,002
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions             (92,243)       (71,439)
 Acquisition of businesses                                --        (51,083)
 Other, net                                          (10,016)            --
                                                    ---------      ---------
     Net cash used in investing activities          (102,259)      (122,522)
                                                    ---------      ---------

Cash flows from financing activities:
 Issuance (repayment) of notes payable                (2,686)           463
 Issuance (repayment) of long-term debt                  447         (9,156)
 Payment of dividends                                (21,116)       (18,783)
 Exercise of employee stock options                    3,571          5,184
                                                    ---------      ---------
     Net cash used in financing activities           (19,784)       (22,292)
                                                    ---------      ---------
Effect of exchange rate changes on cash                1,219         (3,101)
                                                    ---------      ---------

Net change in cash and cash equivalents              (21,151)       (58,913)

Cash and cash equivalents at January 1                46,228        103,685
                                                    ---------      ---------
Cash and cash equivalents at September 30           $ 25,077       $ 44,772
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 62,579       $ 66,333
 Interest paid, net of capitalized interest         $    478       $    443



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
                Notes to Consolidated Financial Statements
                 (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of Management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.

                     Reconciliation of Earnings and Shares
                                                                     Per Share
For the Quarter Ended September 30, 1998  Earnings          Shares     Amount
----------------------------------------  --------          -------  ---------

Basic Earnings per Share
Earnings available to
   common shareholders                    $ 41,406         100,592       $0.41

Options Issued                                  --             421
                                          --------         -------

Diluted Earnings per Share
Earnings available to
   common shareholders                    $ 41,406         101,013       $0.41
                                           -------         -------

For the Quarter Ended September 30, 1997
----------------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                    $ 41,811        100,262        $0.42

Options Issued                                  --          1,642
                                           -------        -------

Diluted Earnings per Share
Earnings available to
   common shareholders                    $ 41,811        101,904        $0.40
                                           -------        -------


For the Nine Months Ended September 30, 1998
--------------------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                    $126,666        100,540        $1.26

Options Issued                                  --            722
                                           -------        -------

Diluted Earnings per Share
Earnings available to
   common shareholders                    $126,666        101,262        $1.25
                                           -------        -------
For the Nine Months Ended September 30, 1997
--------------------------------------------
Basic Earnings per Share
Earnings available to
   common shareholders                    $123,892        100,165        $1.24

Options Issued                                  --          1,642
                                           -------        -------
Diluted Earnings per Share
Earnings available to
   common shareholders                    $123,892        101,807        $1.21
                                           -------        -------         -----

                   Effect on Previously Reported EPS

             Per share amounts                      1997
             -----------------                      ----

             Primary EPS as reported               $0.41
             Effect of SFAS No. 128                   --
                                                   -----
             Basic EPS as restated                 $0.41
                                                   =====

             Fully diluted EPS as reported         $0.41
             Effect of SFAS No. 128                (0.01)
                                                   -----
             Diluted EPS as restated               $0.40
                                                   =====


Inventories

The principal categories of consolidated inventories were:


                                      September 30,      December 31,
                                          1998              1997
                                      ------------      ------------

Finished goods                         $  368,110        $  336,295

Work in process                            25,658            24,269

Raw materials                              62,836            60,245
                                      ------------      ------------
                                       $  456,604        $  420,809
                                      ============      ============

Financial Instruments

Derivatives

The Company uses forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies. Substantially all of the contracts are single currency. Gains and losses on hedges of existing assets and liabilities based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general, and administrative expenses. While contract terminations are infrequent, gains and losses are recognized in the month of termination in the same manner.

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

For quarters ended September 30, 1998 and 1997, comprehensive income was $56.9 million and $21.8 million, respectively and for the first nine months of 1998 and 1997, comprehensive income was $129.5 million and $68.6 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statments within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as any statements prededed by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the status and effectiveness of the Company's Year 2000 efforts, the highly competitive environment in which the Company operates and the impact of fluctuations in foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

For the three months ended September 30, 1998, sales increased 5.0% to $300.4 million from $286.0 million in 1997. Sales for the nine month period increased 6.8% to $901.2 million from $843.7 million in 1997. Chemical sales increased 6.5% to $241.8 million in the third quarter and 7.9% to $726.2 million for the first nine months. Changes in currency exchange rates reduced the quarterly and year-to-date chemical gains by 1.2% and 2.6%, respectively. Both Research and Fine Chemicals sales continued to grow while Diagnostic sales declined slightly due to competitive pressures. Chemical sales, in particular Research, continue to be affected by the installation of new customer service and warehouse systems in St. Louis and Milwaukee USA and Lyon France, but service levels did improve as the third quarter progressed. System conversions at the major sites in 1999 are expected to proceed more smoothly. Metal sales declined 0.7% to $58.6 million for the third quarter and increased 2.6% to $175.0 million for the first nine months. Weakness in the industrial construction market was only partially offset by demand for telecommunications products in the third quarter.

Cost of sales for the first nine months 1998 was $422.3 million, representing 46.9% of sales, compared to $390.1 million, or 46.2% of sales for the first nine months of 1997. For the quarter, cost of sales was 47.5% of sales compared to 47.0% in 1997. In the nine month period, sales mix changes in the chemical business together with the cost of new plants were only partially offset by improved gross margins and continuing process improvements in the metal business. Third qaurter margins were also effected by the lower sales level in the metal business.

Selling, general and administrative expenses for the first nine months of 1998 were $287.3 million, or 31.9% of sales, compared to $265.0 million, or 31.4% of sales in 1997. For the quarter, selling, general and administrative expenses were $94.9 million, or 31.6% of sales compared to $87.7 million, or 30.7% in 1997. The increase is attributable to the Company's continued managing of staffing levels and control of other expenses, offset by investments in new systems and new offices in Finland, Greece, Ireland, Malaysia, Russia and Singapore.

Net income for the third quarter was $41.4 million in 1998, compare to $41.8 million in 1997, while net income for the first nine months of 1998 grew by 2.3% to $126.7 million from $123.9 million in 1997. Net income has grown at a slower rate than sales due to incremental expenses of additional facilities, accelerated product development in the Molecular Biology area and new information systems expenditures exceeding the related productivity gains.
The strong U.S. dollar reduced net income for the quarter and nine month periods by $.01 and $.05, respectively.

Liquidity and Capital Resources

Cash balances declined $21.2 million in the nine months ended Septermber 30, 1998. The primary source of cash was net cash provided by operating activities of $99.7 million, an increase of $10.7 million from 1997. The increase primarily resulted from higher net income of $2.8 million, higher depreciation and amortization of $8.0 million and increased current assets of $16.0 million. The major uses of cash were capital expenditures of $102.3 million and payment of dividends totaling $21.1 million.

During the first nine months, a total of $102.3 million was invested, with significant expenditures made in support of new customer service and warehouse systems in St. Louis and Milwaukee USA and Lyon France and distribution and production expansions in Germany and Switzerland. To further strengthen the Company's commitment to Molecular Biology, a significant investment was also made to purchase rights to FLAG(TM), a gene expression technology.

Year 2000 Issue

In 1997, the Company began a comprehensive worldwide program to evaluate and mitigate the risks associated with the Year 2000 problem. The program consists of evaluating traditional computer systems such as order taking, inventory control and finance and systems supporting the business such a plant machinery controls and the phone systems.

A number of our computer systems, primarily in Europe, are Year 2000 capable. Year 2000 system changes to other systems began in 1997. In an effort to upgrade the Company's major computer systems, the implementation of SAP, a global ERP software system, began in 1997 and is expected to be completed in 1999. The SAP system is Year 2000 capable and has eliminated the need to update approximately 50% of the Company's existing computer systems. The Company expects that all systems requiring updates will either be converted to SAP or made Year 2000 capable no later than mid-1999. Approximately 60% of the Company's systems have been converted to SAP or are currently Year 2000 capable.

The Company is not presently aware of any Year 2000 issues encountered by its business partners that would materially impact the Company's operations. There can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues either arising out of internal systems or caused by its business partners which may have a material adverse effect on its business operations.

The implementation of SAP software systems has reduced the need to update many of our systems to be Year 2000 capable. Excluding costs related to SAP, approximately $0.5 million has been incurred in the Company's effort to achieve Year 2000 capable systems through September 30, 1998. Total costs to achieve Year 2000 capable systems is estimated at $3.0 million.

In planning for the most reasonably likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's systems are expected to be Year 2000 capable. Accordingly, the Company has no immediate contingency plan but will develop an appropriate plan
during 1999.   No known event, trend or uncertainty is likely to have a
material adverse impact on the Company's results of operations, liquidity or financial condition.

The Company is preparing for the risk that certain business partners may experience Year 2000 issues. While the Company values the established relation-ships with its business partners, alternate sources for some products and services are available. The Company also recognizes the risk of other key partners such as utilities, communications companies and delivery services in evaluating Year 2000 issues and is developing plans to mitigate the potential adverse impacts of these risks. If certain key partners experience Year 2000 failures, the Company could experience material adverse effects on the results of its operations and financial condition.


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


                         SIGMA-ALDRICH CORPORATION
                               (Registrant)


      By:        /s/  Karen J. Miller                        November 12, 1998
               -------------------------                     -----------------
              Karen J. Miller, Controller
(on behalf of the Company and as Principal Accounting Officer)