Form 10-K
period 1998-12-31
SIGMA ALDRICH CORP
filed 1999-03-31
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
                              ------------------------------------------------
                                        OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                   ---------------------  --------------------

                         Commission file number    0-8135

                          SIGMA-ALDRICH CORPORATION
------------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

              Delaware                                    43-1050617
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                         63103
-----------------------------------------         ---------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          314-771-5765
                                                  ----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                                  (Title of Class)

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

     Aggregate market value of the voting stock held by non-affiliates of the Registrant:

       $2,698,881,606                                    March 5, 1999
-------------------------------                  -------------------------------
           Value                                       Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 5, 1999 was 100,662,804.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

                                            Parts of Form 10-K into
Documents Incorporated by Reference            which Incorporated
-----------------------------------         -----------------------
Pages 12-28 of the Annual Report to
  Shareholders for the year ended
  December 31, 1998                         Parts I, II and IV

Proxy Statement for the 1999 Annual
  Meeting of Shareholders                   Part III
The Index to Exhibits is located on page F-3 of this report.

This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as any statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the effectiveness of the Company's further implementation of its global software system, SAP, the status and effectiveness of the Company's Year 2000 efforts, the highly competitive environment in which the Company operates and the impact of fluctuations in foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

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

     On May 5, 1993, the Company acquired the net assets and business of Supelco, Inc. ("Supelco"), a worldwide supplier of chromatography products used in chemical research and production, from Rohm and Haas Company. Effective December 23, 1998, the Company acquired the net assets and business of Genosys Biotechnologies, Inc. ("Genosys"), a leading supplier of custom synthetic DNA products, which are essential in gene research.

(a) Chemical Products.
--------------------------------------------------------------------------------

1)   Products:

     The Company distributes approximately 85,000 chemical products for use primarily in research and development, in the diagnosis of disease, and as specialty chemicals for manufacturing. In laboratory applications, the Company's products are used in the fields of biochemistry, synthetic chemistry, quality control and testing, immunology, hematology, pharmacology, microbiology, neurology and endocrinology and in the studies of life processes. Sigma diagnostic products are used in the detection of heart, liver and kidney diseases and various metabolic disorders. Certain of these diagnostic products are used in measuring concentrations of various naturally occurring substances in the blood, indicative of certain pathological conditions. The diagnostic products are used in manual, semi-automated and automated testing procedures. The Company also offers, through a partnership with Amelung (a German manufacturer), analyzers that measure blood clotting. Supelco offers a full line of chromatography products and application technologies for analyzing and separating complex chemical mixtures. The line includes items for the collection and preparation of various samples for further chemical analysis, gas and liquid chromatography, reference standards and related laboratory products. Genosys offers custom synthetic DNA products,synthetic peptides and genes for life science research, all of which will support the Company's efforts to penetrate the molecular biology market. In June 1997 Sigma-Aldrich entered into a partnership with AlliedSignal (75% Sigma-Aldrich, 25% AlliedSignal), whereby Sigma-Aldrich agreed to sell and market Riedel-de Haen laboratory chemicals. Riedel-de Haen is a major European supplier of laboratory products. These products complement the Company's existing range of high quality research products.

     Aldrich also offers approximately 80,000 esoteric chemicals as a special service to customers interested in screening them for application in many areas(such as medicine and agriculture). This area accounts for less than 1% of the Company's sales.

     Because of continuing developments in the field of research, there can be no assurance of a continuing market for each of the Company's products. However, through a periodic review of technical literature, along with regular communications with customers, the Company's goal is to keep abreast of the trends in research and diagnostic techniques. This information, along with its own research technology, determines the Company's development of improved and/or additional products.

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

     Of the approximately 85,000 products listed in the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco catalogs, the Company produced approximately 39,000 which accounted for 44% of the net sales of chemical products for the year ended December 31, 1998. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for greater than 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs, although no assurance can be given that shortages will not occur in the future.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. This is done by a combined staff of approximately 280 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products through separate sales and marketing units for research, fine chemicals and diagnostics and distributes over 2,400,000 comprehensive catalogs for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by sales and technical representatives with customers.

     For customer convenience, Sigma packages approximately 200 combinations of certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products accounted for approximately 10% of the Company's sales of chemical products in the year ended
December 31, 1998.

     During the year ended December 31, 1998, products were sold to approximately 151,000 customers, including hospitals, universities, pharmaceutical companies and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $300. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1998. During the year ended December 31, 1998, no one customer and no one product accounted for more than 2% of the net sales of chemical products.

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

4)   International Operations:

     In the year ended December 31, 1998, 55% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco, through distributors and by subsidiaries organized in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Norway, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and United Kingdom. Several foreign subsidiaries also have production facilities.

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

     The Company's international operations and domestic export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1998, approximately 15% of the Company's domestic operations' chemical purchases were from international suppliers. Additional information regarding international operations is included in Note 10 to the consolidated financial statements on pages 24 and 25 of the 1998 Annual Report which is incorporated herein by reference.

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

     Approximately 1,000 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration ("DEA") or the Nuclear Regulatory Commission ("NRC"). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

     Approximately 200 products, for which sales are immaterial to the total sales of the Company, are subject to control by the Department of Commerce ("DOC"). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products by requiring a special export license.

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

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; Modesto, California; Sherman, Texas; and Aurora, Colorado plants, from one regional warehouse and 27 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

(c)  Competition.
--------------------------------------------------------------------------------

     Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. A few competitors offer thousands of chemicals and stock and analyze most of their products. While the Company generally offers a larger number of products, some of the Company's products are unusual and have relatively little demand. In addition, there are many competitors who offer a limited quantity of chemicals, and several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

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

(d) Employees.
--------------------------------------------------------------------------------

     The Company employed 7,162 persons as of December 31, 1998. Of these, 5,739 were engaged in production and distribution of chemical products. The B-Line subsidiary employed 1,423 persons. The total number of persons employed within the United States was 4,748, with the balance employed by the international subsidiaries. The Company employed over 2,000 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 260 with Ph.D. degrees.

     Employees engaged in chemical production, research and distribution are not represented by any organized labor group. B-Line's production workers at the Highland and Troy, Illinois facilities are members of the International Association of Machinists and Aerospace Workers, District No. 9 (AFL-CIO). The labor agreement covering these employees expires November 14, 1999. B-Line's production workers at the Norcross, Georgia facility are members of the United Food and Commercial Workers International (AFL-CIO), Retail Clerks Union Local 1063. The labor agreement covering these employees expires June 15, 2002.

(e) Back-log of Orders.
--------------------------------------------------------------------------------

     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1998 and 1997, the back-log of firm orders and orders for future delivery of chemical products was not significant. The Company expects that substantially all of the December 31, 1998 back-log will be shipped during 1999.

      On December 31, 1998 and 1997, the back-log of orders at B-Line was not significant. B-Line expects that substantially all of the December 31, 1998 back-log will be shipped during 1999.

(f) Information as to Industry Segments.
--------------------------------------------------------------------------------

     Information concerning industry segments for the years ended
December 31, 1998, 1997 and 1996, is located in Note 10 to the consolidated financial statements on pages 24 and 25 of the 1998 Annual Report which is incorporated herein by reference.

(g) Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information regarding executive officers is contained in Part III,
Item 10, and is incorporated herein by reference.

Item 2.  Properties.
--------------------------------------------------------------------------------

     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan, Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland. In St. Louis, the Company owns a 328,000 square foot building used for manufacturing, a complex of buildings aggregating 391,000 square feet which is used for warehousing and production, a 75,000 square foot building used for warehousing, a 23,000 square foot building used for warehousing and office space, a 98,000 square foot building used for production, quality control and packaging and a 19,000 square foot production facility. The Company owns a 280,000 square foot building in St. Louis which is being partially utilized to provide additional quality control and warehousing capacity.
Also in St. Louis, the Company owns 30 acres upon which is located a 286,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 178,000 square foot building which is used for manufacturing, warehousing and offices, a 100,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 322,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 152,000 square foot building which is used for warehousing, a 56,000 square foot administration facility and a 627,000 square foot distribution facility.
The Company also owns 513 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 332,000 square feet for production and packaging. The Company also owns a 30,000 square foot administration, production and warehousing facility in Natick, Massachusetts. Fluka owns a 13 acre site in Buchs,Switzerland, upon which are located its primary production facilities. Approximately 357,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities. Supelco owns 71 acres near Bellefonte, Pennsylvania, upon which is located a 153,000 square foot building used for manufacturing, warehousing, research and administration. Riedel-de Haen leases a 200,000 square foot production facility and an administration building in Seelze, Germany.

     The Company's B-Line manufacturing business is located in Highland and Troy, Illinois; Norcross, Georgia; Sherman, Texas; Reno, Nevada;
Portland, Oregon;  Modesto, California; and Aurora, Colorado.   B-Line
owns a 273,000 square foot building in Highland, Illinois, a 115,000 square foot building in Troy, Illinois, a 115,000 square foot building in Portland, Oregon, a 238,000 square foot building in Sherman, Texas, a 173,000 square foot building in Reno, Nevada and a 102,000 square foot building in Modesto, California. B-Line leases a 100,000 square foot facility in Norcross, Georgia and a 113,000 square foot facility in Aurora, Colorado.

     The Company also owns a 173,000 square foot warehouse and distribution facility in Allentown, Pennsylvania, leases a 20,000 square foot administration and production facility in The Woodlands, Texas and leases warehouses in Chicago, Illinois and in Bethany, Connecticut under short-term leases. Manufacturing and/or warehousing facilities are also owned or leased in the United Kingdom, Australia, Canada, Denmark, Finland, France, Germany, Israel, Japan, Mexico, Norway, Scotland, South Korea, Sweden and
Switzerland.  Sales offices are leased in all other locations.

     The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in select markets.

Item 3. Legal Proceedings.
--------------------------------------------------------------------------------

     There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1998.

                                     PART II
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

     Information concerning market price of the Registrant's Common Stock and related shareholder matters for the years ended December 31, 1998 and 1997, is located on page 28 of the 1998 Annual Report which is incorporated herein by reference.

     As of March 5, 1999, there were 1,858 record holders of the Registrant's Common Stock.


Items 6 through 8. Selected Financial Data, Management's Discussion and
-----------------------------------------------------------------------
Analysis of Financial Condition and Results of Operations, Qualitative
----------------------------------------------------------------------
and Quantitative Market Risk Disclosure and Financial Statements and
--------------------------------------------------------------------
Supplementary Data.
-------------------

     The information required by Items 6 through 8 is incorporated herein by reference to pages 12-27 of the 1998 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1998 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------

     Not applicable.

                                  PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1999 Proxy Statement is incorporated herein by reference.

     The executive officers of the Registrant are:

     Name of Executive Officer     Age  Positions and Offices Held
     -------------------------     ---  --------------------------

     Karsten Bode                  45   Vice President and President,
                                         Riedel-de Haen
     Thomas E. Briggs              53   Vice President and President, B-Line
     Larry S. Blazevich            51   Vice President, Information Services
     Terry R. Colvin               43   Vice President, Human Resources
     Carl T. Cori                  62   Chairman of the Board and Chief
                                         Executive Officer
     J. Russel Gant                48   Vice President and President, Supelco
     David R. Harvey               59   President and Chief Operating Officer
     David W. Julien               44   Vice President and President, Sigma
     Rodney L. Kelley              44   Vice President, Safety
     James W. Meteer               48   Vice President, Quality
     Karen J. Miller               41   Controller
     Robert Monaghan               52   Vice President and President,
                                         Sigma Diagnostics
     Richard G. Morris             50   Vice President and President,
                                         Sigma-Aldrich Research
     Jai P. Nagarkatti             51   Vice President and President, Aldrich
     Phillip Ottiger               56   Vice President and President,
                                         Sigma-Aldrich Fine Chemicals
     Kirk A. Richter               52   Treasurer
     Thomas M. Tallarico           54   Vice President and Secretary
     Herbert Vuilleumier           52   Vice President and President, Fluka
     Frank D. Wicks                45   Vice President, Operations

There is no family relationship between any of the officers.

Mr. Bode was elected President of Riedel-de Haen in July 1997 after serving as head of the Logistics/Technique Department for Fluka for more than 3 years.

Mr. Briggs has been President of B-Line for more than five years.

Mr. Blazevich joined Sigma-Aldrich in April 1996 as Director of
Information Services and was elected Vice President, Information Services in June 1996. Previously, Mr. Blazevich was employed with Thomas and Betts for sixteen years where he served as Vice President of Information Services from 1988-1996.

Mr. Colvin was elected Vice President, Human Resources of the Company in March 1998. He served as Vice President, Human Resources at Sigma from January 1995 to February 1998 and as Director of Human Resources at B-Line from January 1987 to December 1994.

Dr. Cori has been Chairman and Chief Executive Officer of the Company for more than five years. He served as President of the Company for more than five years until March 1995.

Dr. Gant was elected President of Supelco in December 1995. He served as Vice President of Supelco from May 1993 to December 1995.

Dr. Harvey has been Chief Operating Officer of the Company for more than five years. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Julien was elected President of Sigma in August 1998. He served as Vice President of Sigma from November 1995 to July 1998. Previously, Mr. Julien served as Director of Biotechnology Facilities Design at Jacobs Engineering Group.

Mr. Kelley was elected Vice President of Safety in August 1998. He served as Director of Safety for over four years prior to August 1998.

Mr. Meteer was elected Vice President, Quality of the Company in
September 1996 after serving as Director of Quality since 1995.
Previously, Mr. Meteer was a Vice President of Supelco from 1993-1995.

Ms. Miller was elected Controller of the Company in May 1997.
Previously, Ms. Miller was employed as Controller of several divisions at Allergan, Inc. for more than five years until February 1997.

Mr. Monaghan joined Sigma-Aldrich in July 1998 as President of Sigma Diagnostics. Previously, Mr. Monaghan was employed as Vice President of Dade Behring and Vice President of Behring Diagnostics from October 1997 to July 1998 and from April 1991 to October 1997, respectively.

Dr. Morris joined Sigma-Aldrich in February 1995 as President of Sigma-Aldrich Research. Previously, Mr. Morris served as Vice President for world-wide sales at Molecular Dynamics.

Dr. Nagarkatti has been President of Aldrich for more than five years.

Mr. Ottiger has been President of Sigma-Aldrich Fine Chemicals for more than five years.

Mr. Richter was elected Treasurer in May 1997 after serving as Controller for more than five years.

Mr. Tallarico was elected Secretary in November 1994. He has been a Vice President of the Company for more than five years and served as Treasurer and Chief Financial Officer of the Company from May 1991 to November 1994.

Dr. Vuilleumier has been President of Fluka for more than five years.

Dr. Wicks was elected Vice President of Operations in August of 1998. Previously, he served as President of Sigma for five years.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.


Item 11.  Executive Compensation.
--------------------------------------------------------------------------------

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 1999 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 1999 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 1999 Proxy Statement is incorporated herein by reference.

                                   PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1998 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

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

                      SIGMA-ALDRICH CORPORATION
                            (Registrant)

                  By /s/     Karen J. Miller                   March 31, 1999
                     ---------------------------------         --------------
                     Karen J. Miller, Controller                    Date


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl T. Cori, David R. Harvey, Karen J. Miller, Kirk A. Richter and Thomas M. Tallarico and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              By  /s/     Carl T. Cori                           March 31, 1999
                  -----------------------------------------      --------------
                  Carl T. Cori, Director, Chairman of the             Date
                    Board and Chief Executive Officer

              By  /s/     David R. Harvey                        March 31, 1999
                  -----------------------------------------      --------------
                  David R. Harvey, Director, President and            Date
                    Chief Operating Officer

              By  /s/     Karen J. Miller                        March 31, 1999
                  -----------------------------------------      --------------
                  Karen J. Miller, Controller                         Date

              By  /s/     Kirk A. Richter                        March 31, 1999
                  -----------------------------------------      --------------
                  Kirk A. Richter, Treasurer                          Date

              By  /s/     Thomas M. Tallarico                    March 31, 1999
                  -----------------------------------------      --------------
                  Thomas M. Tallarico, Vice President and             Date
                     Secretary

              By  /s/     David M. Kipnis                        March 31, 1999
                  -----------------------------------------      --------------
                  David M. Kipnis, Director                           Date

              By  /s/     Andrew E. Newman                       March 31, 1999
                  -----------------------------------------      --------------
                  Andrew E. Newman, Director                          Date

              By  /s/     William C. O'Neil, Jr.                 March 31, 1999
                  -----------------------------------------      --------------
                  William C. O'Neil, Jr., Director                    Date

                        SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------


                                                              Page Number
                                                               Reference
                                                             -------------
                                                             Annual Report
                                                            to Shareholders
                                                            ---------------
Annual financial data for the years
 1998, 1997, 1996, 1995 and 1994                                  28

Management's discussion of financial
 condition and results of operations                              12

Market Risk Disclosure                                            15

FINANCIAL STATEMENTS:

 Consolidated Balance Sheets
    December 31, 1998 and 1997                                    17

 Consolidated statements for the years
    ended December 31, 1998, 1997 and 1996
      Income                                                      16
      Stockholders' Equity                                        18
      Cash Flows                                                  19

 Notes to consolidated financial statements                       20

 Report of independent public accountants                         16


                                                               Form 10-K
                                                               ---------
FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts                   F-3

All other schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.














                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To the Stockholders of Sigma-Aldrich Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Sigma-Aldrich Corporation's 1998 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 16, 1999


                   SIGMA-ALDRICH CORPORATION AND SUBSIDARIES

           SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        For the Years Ended December 31
                                (In Thousands)
--------------------------------------------------------------------------------


                  Balance at                  Deductions    Balance at
Description:     Beginning of    Additions       from       End of the
Fiscal Year          Year       to Reserves    Reserves        Year
--------------   ------------   -----------   ----------    ----------

Allowance for
Doubtful Accounts:
1998                $6,532         $2,039       $1,822        $6,749
1997                 7,338            620        1,427         6,532
1996                 8,838             91        1,591         7,338



                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

As independent public accountants, we hereby consent to the incorporation of our report incorporated by references in this Form 10-K, into the Company's previously filed registration statement on Form S-3, file number 33-74163 and on Form S-8, file numbers 33-24415, 33-62541 and 33-64661.


ARTHUR ANDERSEN LLP


St. Louis, Missouri
March 29, 1999


                                INDEX TO EXHIBITS
                                -----------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K:

      Exhibit                                              Reference
    -----------                                          -------------

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

(10) Material Contracts:

   (a) Third Amendment and Restatement                 Incorporated by reference
       Incentive Stock Bonus Plan*                     to Exhibit of the 10(d)
                                                       of Form 10-K filed for
                                                       the year ended
                                                       December 31, 1996,
                                                       Commission File Number
                                                       0-8135.

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

   (c)  First Amendment to Share Option                Incorporated by reference
                                                       to Exhibit Plan of 1987*
                                                       10(e) of Form 10-K filed
                                                       for the year ended
                                                       December 31, 1992,
                                                       Commission File Number
                                                       0-8135.

   (d)  Second Amendment to Share Option               Incorporated by reference
                                                       to Exhibit Plan of 1987*
                                                       10(f) of Form 10-K filed
                                                       for the year ended
                                                       December 31, 1994,
                                                       Commission File Number
                                                       0-8135.

   (e) Employment Agreement with Carl T. Cori*         Incorporated by reference
       (Similar Employment Agreements also             10 (f) of For 10-K filed
       exist with Karsten Bode, Thomas E. Briggs,      for the year ended
       Larry S. Blazevich, Terry R. Colvin,            December 31, 1992,
       J. Russel Gant, David R. Harvey, David W.       Commission File Number
       Julien, Rodney L. Kelley, James W. Meeter,      0-8135.
       Karen J. Miller, Robert Monaghan,
       Richard G. Morris, Jai P. Nagarkatti,
       Phillip Ottiger, Kirk A. Richter,
       Thomas M. Tallarico, Herbert Vuilleumier, and Frank D. Wicks)

   (f) Letter re:  Consultation Services with          Incorporated by reference
       Dr. David M. Kipnis*                            to Exhibit 10 (g) of Form
                                                       10-K filed for the year
                                                       ended December 31, 1992,
                                                       Commission File Number
                                                       0-8135.

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

   (h) Separation Agreement and                        See Exhibit 10(h).
        Release with Peter Gleich

   (i)  Consulting Agreement and Release               See Exhibit 10(i).
         with Floyd Worley

(11) Statement Regarding Computation of Per            Incorporated by reference
     Share Earnings                                    to the information on net
                                                       income per share included
                                                       in Note 1 to the
                                                       Company's 1998 financial
                                                       statements filed as
                                                       Exhibit 13.


(13) Pages 12-28 of the Annual Report to Shareholders See Exhibit 13. for the year ended December 31, 1998

(21) Subsidiaries of Registrant                        See Exhibit 21.

(23) Consent of Independent Public Accountants         Page F-4 of this report.

(27) Financial Data Schedule                           See Exhibit 27.

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.