Form 10-Q
period 1999-03-31
SIGMA ALDRICH CORP
filed 1999-05-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999


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

                             Yes  X    No

    There were 100,782,504 shares of the Company's $1.00 par value common stock outstanding on April 30, 1999.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                             1999         1998
                                                         -----------------------
Net sales                                                 $ 332,961    $ 306,199

   Cost of products sold                                    158,019      143,091
                                                          ---------    ---------
Gross profit                                                174,942      163,108

   Selling, general and administrative expenses             108,272       96,287
                                                          ---------    ---------
Income before income taxes                                   66,670       66,821

     Provision for income taxes                              22,068       22,661
                                                          ---------    ---------
Net income                                                $  44,602    $  44,160
                                                          =========    =========
Net income per share - Basic                                  $0.44        $0.44
                                                          =========    =========
Net income per share - Diluted                                $0.44        $0.43
                                                          =========    =========
Weighted average number of shares outstanding - Basic       100,670      100,461
                                                          =========    =========
Weighted average number of shares outstanding - Diluted     100,994      102,695
                                                          =========    =========
Dividends per share                                       $  0.0725    $  0.0700
                                                          =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                March 31,       December 31,
                                                   1999             1998
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    51,386       $    24,345
 Accounts receivable, net of allowance
    for doubtful accounts                          255,622           229,486
 Inventories                                       459,553           464,035
 Other current assets                               56,176            54,815
                                               -----------       -----------
      Total current assets                         822,737           772,681
                                               -----------       -----------

Property, plant and equipment:
 Land                                               33,782            32,623
 Buildings and improvements                        313,296           318,073
 Machinery and equipment                           456,201           456,506
 Construction in progress                          100,247            84,463
 Less-Accumulated depreciation                    (383,262)         (372,926)
                                               -----------       -----------
      Net property, plant and equipment            520,264           518,739
                                               -----------       -----------
Goodwill, net                                      112,224           113,737
Other assets                                        19,944            27,678
                                               -----------       -----------
      Total assets                             $ 1,475,169       $ 1,423,835
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $    39,096       $    30,019
 Current maturities of long-term debt                   53               624
 Accounts payable                                   56,496            63,520
 Accrued payroll and other expenses                 56,457            47,337
 Accrued income taxes                               23,337               872
                                               -----------       -----------
      Total current liabilities                    175,439           142,372
                                               -----------       -----------
Long-term debt                                         785               415
                                               -----------       -----------
Deferred postretirement benefits                    41,139            40,663
                                               -----------       -----------
Deferred compensation                                7,643             7,894
                                               -----------       -----------
Other liabilities                                   11,896            25,111
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,777 and 100,623 shares
   outstanding, respectively                       100,777           100,623
   Capital in excess of par value                   32,774            29,238
   Retained earnings                             1,134,090         1,097,653
   Accumulated other comprehensive income          (29,374)          (11,134)
                                               -----------       -----------
      Total stockholders' equity                 1,238,267         1,216,380
                                               -----------       -----------
      Total liabilities and
       stockholders' equity                    $ 1,475,169       $ 1,432,835
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                         Three Months
                                                        Ended March 31,
                                                  -------------------------
                                                      1999           1998
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $  44,602      $  44,160
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    17,194         14,313
     Postretirement benefits expense                   1,250          1,150
     Deferred income taxes                              (820)           164
     Deferred compensation expense                     1,030            100
     Deferred compensation payments                     (528)          (965)
     Increase in accounts receivable                 (31,610)       (42,054)
     Increase in inventories                          (4,424)        (8,766)
    (Increase) decrease in other current assets       (2,523)         5,192
     Increase (decrease)in accounts payable           (5,954)         2,622
     Increase in accured payroll and other expenses    6,598          4,673
     Increase in accrued income taxes                 22,659         10,785
                                                    ---------      ---------
     Net cash provided by operating activities        47,474         31,374
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions,net         (23,766)       (27,939)
 Other, net                                           (8,568)            --
                                                    ---------      ---------
     Net cash used in investing activities           (32,334)       (27,939)
                                                    ---------      ---------

Cash flows from financing activities:
 Issuance of notes payable                             9,070            441
(Repayment) issuance of long-term debt                   (43)            99
 Payment of dividends                                 (7,298)        (7,034)
 Exercise of employee stock options                    2,934          1,712
                                                    ---------      ---------
     Net cash provided(used)in financing activities    4,663         (4,782)
                                                    ---------      ---------
Effect of exchange rate changes on cash                7,238           (463)
                                                    ---------      ---------

Net change in cash and cash equivalents               27,041        (1,810)

Cash and cash equivalents at January 1                24,345         46,228
                                                    ---------      ---------
Cash and cash equivalents at March 31               $ 51,386       $ 44,418
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $    177       $ 11,712
 Interest paid, net of capitalized interest         $    484       $     61



See accompanying notes to consolidated financial statements.

                   Sigma-Aldrich Corporation
           Notes to Consolidated Financial Statements
                (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.


Reconciliation of Earnings and Shares

                                                                    Per-Share
For the Quarter Ended March 31, 1999      Income        Shares         Amount
------------------------------------      ------        ------       ---------
Basic Earnings per Share
Net income available to
   common shareholders                    $44,602       100,670         $0.44

Options Outstanding                          --            324
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                    $44,602       100,994         $0.44
                                          -------       -------         -----

For the Quarter Ended March 31, 1998
------------------------------------
Basic Earnings per Share
Net income available to
   common shareholders                    $44,160       100,461        $0.44

Options Outstanding                          --           2,234
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                    $44,160       102,695        $0.43
                                          -------       -------        -----






Inventories

The principal categories of consolidated inventories were:


                                  March 31,      December 31,
                                    1999            1998
                                  ---------      -----------
      Finished goods               $374,449       $374,578

      Work in process                25,381         25,627

      Raw materials                  59,723         63,830
                                  ---------      ----------
                                   $459,553       $464,035
                                  =========      ==========

Financial Derivatives

The Company uses forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies. Most of the contracts are single currency. Gains and losses on these hedges, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general, and administrative expenses. While contract terminations are infrequent, gains and losses are recognized in the month of termination in the same manner.

In June 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company has not yet quantified the effects of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of certain balance sheet accounts from local currency to functional currency.

For the quarter ended March 31, 1999 and 1998, comprehensive income was $26.4 million and $37.1 million, respectively.



Company Operations By Segment

The Chemical Products segment distributes biochemicals, organic chemicals, chromatography products, diagnostic reagents and related products for use in research and development, in the diagnosis of disease and in manufacturing. These products are both manufactured by the Company and purchased for resale. The Metal Products segment manufactures and distributes components for metal frameworks used in industry to support pipes, lighting fixtures and conduit, continuous networks of trays used in routing power and telecommunications cabling, and electrical and electronic enclosures. Sales between these two industry segments are not significant. Cash and temporary cash investments are considered available for general corporate purposes and, accordingly, are not allocated to the identifiable assets of either segment.


The Company's operations by geographic segment are as follows:

                                            Three Months Ended
                                                 March 31,
                                           ----------------------
                                             1999          1998
                                           --------      --------
Net sales to unaffiliated customers:
   United States                           $192,157      $180,665
   International                            140,804       125,534
Net intercompany sales between
geographic areas:
   United States                             59,230        55,428
   International                              8,545         8,298
   Eliminations                             (67,775)      (63,726)
                                           ---------     ---------
      Total                                $332,961      $306,199
                                           =========     =========
Income before provision for income
taxes:
   United States                            $52,216       $57,918
   International                             15,286         9,811
   Eliminations                                (832)         (908)
                                            --------      --------
      Total                                 $66,670       $66,821
                                            ========      ========
Identifiable assets:
   United States                           $995,969      $855,150
   International                            521,136       479,254
   Eliminations                             (41,936)      (41,023)
                                         -----------   -----------
     Total                               $1,475,169    $1,293,381
                                         ===========   ===========

The Company's operations by industry segment are as follows:


Net sales to unaffiliated customers:
   Chemical Products                       $272,250     $249,910
   Metal Products                            60,711       56,289
                                           --------     --------
     Total                                 $332,961     $306,199
                                           ========     ========
Income before provision for income
taxes:
   Chemical Products                       $58,081       $56,147
   Metal Products                            8,830         9,379
   Interest, net                              (241)        1,295
                                           --------      -------
      Total                                $66,670       $66,821
                                           ========      =======
Identifiable assets:
   Chemical Products                    $1,265,824    $1,093,990
   Metal Products                          157,959       154,973
   Cash and temporary cash investments      51,386        44,418
                                        ----------    ----------
     Total                              $1,475,169    $1,293,381
                                        ==========    ==========


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, the Company's Year 2000 initiatives, other systems conversions, as well as any statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not
historical facts.   Although the Company believes its expectations
are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulation applicable to the Company's business, the effectiveness of the Company's further implementation of its global software system, SAP, the status and effectiveness of the Company's Year 2000 and Euro conversion efforts, the highly competitive environment in which the Company operates and the impact of fluctuations in foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

For the three months ended March 31, 1999, sales increased 8.7% to $333.0 million from $306.2 million in 1998. Chemical sales increased 8.9% to $272.3 million for the first three months. Changes in currency exchange rates contributed 1.1% of the overall growth in chemical sales. Research chemical sales benefited from growth in the base business, from the addition of synthetic DNA products for genome research through Sigma-Genosys (acquired in December 1998), and from the introduction of products to meet the expanding needs of our Life Sciences customers. Fine Chemical sales gains reflected especially strong demand from pharmaceutical customers and the utilization of manufacturing plant capacity added in 1998. The launch of innovative products, including an instrument system for infectious disease and auto-immune testing, helped Diagnostic division sales. We believe that chemical sales growth was driven in part by our demonstrated return to the service levels expected by our customers. Metal sales increased 7.9% to $60.7 million, as strong demand for our telecommunications and enclosure products more than offset small declines in sales to the industrial construction market.

Cost of sales for the first three months of 1999 was $158.0 million, compared to $143.1 million for the first three months in 1998, representing 47.4% and 46.7% of sales, respectively. The decline in the gross profit rate in 1999 is due to a higher proportion of lower margin business, costs of new production facilities which became operational during 1998 and competitive pricing pressures.

Selling, general and administrative expenses for the first three months of 1999 were $108.3 million, or 32.5% of sales, compared to $96.3 million, or 31.4% of sales in 1998. The increase in 1999 is due to increased amortization of growth investments in new systems and warehouse facilities which became operational on a progressive basis during 1998, offset by ongoing efforts to effectively manage staffing levels and control other significant operating expenses.

Net income for the first quarter was $44.6 million in 1999, compared to $44.2 million in 1998. Net income grew at a slower rate than sales due to expenses of additional facilities and new systems exceeding gains from process improvements. Net income was also affected by higher interest costs from the 1998 acquisition of Sigma-Genosys and higher than usual capital expenditures.





Liquidity and Capital Resources

Cash balances increased $27.0 million in the three months ended March 31, 1999. The primary source of cash was net cash provided by operating activities of $47.5 million, an increase of $16.1 million from the prior year period. The increase resulted primarily from an increase in accrued income taxes of $11.9 million, and higher depreciation and amortization of $2.9 million.

Net cash used in investing activities for the three months ended March 31, 1999 was $32.3 million, primarily due to capital spending of $23.8 million to continue to enhance distribution, production and information systems and the acquisition of a 25% interest in RdH Laborchemikalien GmbH & Co. KG, a partnership located in
Seelze, Germany that produces laboratory chemicals under the Riedel-de Haen brand name. Net financing activities provided $4.7 million, which primarily reflected the borrowing for the acquisition of the 25% interest in RdH Laborchemikalien GmbH & Co. KG.

Year 2000

In 1997, the Company began a comprehensive worldwide program to evaluate and mitigate the risks associated with the Year 2000 problem. The program consists of evaluating traditional computer systems such as order taking, inventory control and finance and systems supporting the business such as plant machinery controls and the phone systems.

A number of our computer systems, primarily in Europe, are Year 2000 capable. Year 2000 system changes to other systems began in 1997. In an effort to upgrade the Company's major computer systems, the implementation of SAP, a global enterprise resource planning software system, began in 1997. The SAP system is year 2000 capable and has eliminated the need to update approximately 50% of the Company's existing computer systems. The Company expects that all systems requiring updates will either be converted to SAP or made Year 2000 capable by the end of 1999. Approximately 80% of the Company's systems have been converted to SAP or are currently Year 2000 capable.

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

The implementation of SAP software systems has reduced the need to update many of the Company's systems to be Year 2000 capable. Excluding costs related to SAP, approximately $1.5 million has been incurred in the Company's effort to achieve Year 2000 capable systems through March 31, 1999. Total costs to achieve Year 2000 capable systems is estimated at $3.0 million.

In planning for the most reasonably likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's systems are expected to be Year 2000 capable. No known event, trend or uncertainty is likely to have a material adverse impact on the Company's results of operations, liquidity or financial condition. Contingency plans have been developed to ensure critical systems will function in the event of any occurrences of unremediated or unresolved Year 2000 issues.

The Company is preparing for the risk that certain business partners may experience Year 2000 issues. While the Company values the established relationships with its business partners, alternate sources for some products and services are available. The Company also recognizes the risk of other key partners such as utilities, communications companies and delivery services in evaluating Year 2000 issues and is developing plans to mitigate the potential adverse impacts of these risks. If certain key partners experience Year 2000 failures, the Company could experience material adverse effects on the results of its operations and financial condition.

Euro

On January 1, 1999, eleven member countries of the European Community established fixed conversion rates between their existing currencies and the European Economic and Monetary Union's new common currency, the Euro. The transition period for the introduction of the Euro is January 1, 1999 through January 1, 2002. During this transition period, payment and billing may be conducted in the Euro or the relevant legacy currency.

The Company is currently developing and implementing plans to address the conversion to the Euro such as updating certain information technology systems, evaluating currency risk, impacts on financial transactions and competitive activity. The costs associated with addressing the Euro conversion are not expected to be material. The Company believes the conversion to the Euro will not have a material impact on the Company's financial condition or results of its operations.



PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
     (3)  Certificate of Incorporation and By-Laws:
       (a) Certificate of Incorporation as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File Number 0-8135.
       (b) By-Laws as Amended - Incorporated by reference to Form 8-K filed on February 17, 1999, Commission File Number 0-8135.


     (27)  Financial Data Schedule



 (b)  A Form 8-K was filed on February 17, 1999, to announce under
 Item 5 the Company amended its By-laws on February 16, 1999 to, among other things, adopt advance notice provisions relating to the proposal of business and nominations of directors at meetings of shareholders.






                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SIGMA-ALDRICH CORPORATION
                          (Registrant)


                      By   /s/  Karen J. Miller             April 14, 1999
                      ----------------------------          --------------
                       Karen J. Miller, Controller                Date

 (on behalf of the Company and as Principal Accounting Officer)