Form 10-Q
period 1999-06-30
SIGMA ALDRICH CORP
filed 1999-08-16
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999


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

                             Yes  X    No

    There were 100,857,804 shares of the Company's $1.00 par value common stock outstanding on July 31, 1999.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months               Six Months
                                                             Ended June 30,             Ended June 30,
                                                         -----------------------    -----------------------
                                                             1999         1998          1999         1998
                                                         -----------------------    -----------------------
Net sales                                                 $ 318,393    $ 294,558     $ 651,354    $ 600,757

   Cost of products sold                                    151,381      136,320       309,401      279,411
                                                          ---------    ---------     ---------    ---------
Gross profit                                                167,012      158,238       341,953      321,346
   Selling, general and administrative expenses             101,194       96,048       209,466      192,335
                                                          ---------    ---------     ---------    ---------
Income before income taxes                                   65,818       62,190       132,487      129,011
     Provision for income taxes                              21,391       21,090        43,458       43,751
                                                          ---------    ---------     ---------    ---------
Net income                                                $  44,427    $  41,100     $  89,029    $  85,260
                                                          =========    =========     =========    =========
Net income per share - Basic                                  $0.44        $0.41         $0.88        $0.85
                                                          =========    =========     =========    =========
Net income per share - Diluted                                $0.44        $0.41         $0.88        $0.84
                                                          =========    =========     =========    =========
Weighted average number of shares outstanding - Basic       100,786      100,565       100,728      100,514
                                                          =========    =========     =========    =========
Weighted average number of shares outstanding - Diluted     101,374      101,443       101,187      101,559
                                                          =========    =========     =========    =========
Dividends per share                                       $  0.0725    $  0.0700       $0.1450      $0.1400
                                                          =========    =========     =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 June 30,       December 31,
                                                   1999             1998
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    31,423       $    24,345
 Accounts receivable, net of allowance
    for doubtful accounts                          251,123           229,486
 Inventories                                       455,111           464,035
 Other current assets                               58,456            54,815
                                               -----------       -----------
      Total current assets                         796,113           772,681
                                               -----------       -----------

Property, plant and equipment:
 Land                                               33,124            32,623
 Buildings and improvements                        311,808           318,073
 Machinery and equipment                           458,228           456,506
 Construction in progress                          115,346            84,463
 Less-Accumulated depreciation                    (395,473)         (372,926)
                                               -----------       -----------
      Net property, plant and equipment            523,033           518,739
                                               -----------       -----------
Goodwill, net                                      105,843           113,737
Other assets                                        20,568            27,678
                                               -----------       -----------
      Total assets                             $ 1,445,557       $ 1,432,835
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     3,702       $    30,019
 Current maturities of long-term debt                   85               624
 Accounts payable                                   48,309            63,250
 Accrued payroll and other expenses                 54,758            47,337
 Accrued income taxes                               11,805               872
                                               -----------       -----------
      Total current liabilities                    118,659           142,372
                                               -----------       -----------
Long-term debt                                         358               415
                                               -----------       -----------
Deferred postretirement benefits                    40,561            40,663
                                               -----------       -----------
Deferred compensation                                8,112             7,894
                                               -----------       -----------
Other liabilities                                   10,118            25,111
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,799 and 100,623 shares
   outstanding, respectively                       100,799           100,623
   Capital in excess of par value                   33,256            29,238
   Retained earnings                             1,172,080         1,097,653
   Accumulated other comprehensive loss            (38,386)          (11,134)
                                               -----------       -----------
      Total stockholders' equity                 1,267,749         1,216,380
                                               -----------       -----------
      Total liabilities and
       stockholders' equity                    $ 1,445,557       $ 1,432,835
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                          Six Months
                                                        Ended June 30,
                                                  -------------------------
                                                      1999           1998
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $  89,029      $  85,260
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    34,670         28,474
     Postretirement benefits expense                   2,500          2,300
     Deferred income taxes                               305            661
     Deferred compensation expense                     1,670         (1,073)
     Deferred compensation payments                   (1,088)        (1,014)
     Increase in accounts receivable                 (31,185)       (44,960)
     Increase in inventories                          (5,575)       (20,944)
    (Increase) decrease in other current assets       (6,428)         8,109
     Decrease in accounts payable                    (13,348)        (1,922)
     Increase in accured payroll and other expenses   18,132          5,382
     Increase (decrease) in accrued income taxes      11,692         (4,902)
                                                    ---------      ---------
     Net cash provided by operating activities       100,374         55,371
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions,net         (47,079)       (62,955)
 Other, net                                           (8,101)        (9,470)
                                                    ---------      ---------
     Net cash used in investing activities           (55,180)       (72,425)
                                                    ---------      ---------

Cash flows from financing activities:
 (Repayment) issuance of notes payable               (26,743)           163
 (Repayment) issuance of long-term debt                  (15)            66
  Payment of dividends                               (14,605)       (14,074)
  Exercise of employee stock options                   3,437          3,437
                                                    ---------      ---------
     Net cash used in financing activities           (37,926)       (10,408)
                                                    ---------      ---------
Effect of exchange rate changes on cash                 (190)          (206)
                                                    ---------      ---------

Net change in cash and cash equivalents                7,078        (27,668)

Cash and cash equivalents at January 1                24,345         46,228
                                                    ---------      ---------
Cash and cash equivalents at June 30                $ 31,423       $ 18,560
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 31,461       $ 47,985
 Interest paid, net of capitalized interest         $  1,574       $    116



See accompanying notes to consolidated financial statements.




                   Sigma-Aldrich Corporation
           Notes to Consolidated Financial Statements
                (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.
For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.


Reconciliation of Earnings and Shares

                                                                     Per-Share
For the Quarter Ended June 30, 1999       Income        Shares         Amount
------------------------------------      ------        ------       ---------
Basic Earnings per Share
Net income available to
   common shareholders                    $44,427       100,786         $0.44

Options Outstanding                          --             588
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                    $44,427       101,374         $0.44
                                          -------       -------         -----

For the Quarter Ended June 30, 1998
------------------------------------
Basic Earnings per Share
Net income available to
   common shareholders                    $41,100       100,565        $0.41

Options Outstanding                          --             878
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                    $41,100       101,443        $0.41
                                          -------       -------        -----

                                                                    Per-Share
For the Six Months Ended June 30, 1999   Earnings       Shares        Amount
--------------------------------------   --------      --------     ---------

Basic Earnings per Share
Net income available to
     common shareholders                  $89,029       100,728        $0.88

Options Outstanding                          --             459
                                         --------      --------

Diluted Earnings per Share
Net income available to
     common shareholders                  $89,029       101,187        $0.88
                                         --------      --------     ---------

For the Six Months Ended June 30, 1998
--------------------------------------

Basic Earnings per Share
Net income available to
     common shareholders                  $85,260       100,514        $0.85

Options Outstanding                          --           1,045
                                         --------      --------

Diluted Earnings per Share
Net income available to
     common shareholders                  $85,260       101,559        $0.84
                                         --------      --------     ---------



Inventories

The principal categories of consolidated inventories were:


                                   June 30,      December 31,
                                    1999            1998
                                  ---------      -----------
      Finished goods               $367,713       $374,578

      Work in process                27,135         25,627

      Raw materials                  60,263         63,830
                                  ---------      ----------
                                   $455,111       $464,035
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

In June 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities"
(SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
The FASB has delayed the effective date of SFAS 133 to fiscals years beginning after June 15, 2000. The Company has not yet quantified the effects of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

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

For the quarter ended June 30, 1999 and 1998, comprehensive income was $35.4 million and $35.5 million, respectively. For the first six months of 1999 and 1998, comprehensive income was $61.8 and $72.6 million respectively.


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

The Company's operations by geographic segment are as follows:


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                             1999          1998               1999            1998
                                           --------      --------           --------        --------
  Net sales to unaffiliated customers:
   United States                           $188,463      $180,794           $380,620        $361,459
  International                             129,930       113,764            270,734         239,298
Net intercompany sales between
geographic areas:
   United States                             51,711        42,081            110,941          97,509
   International                              7,436         8,153             15,981          16,451
   Eliminations                             (59,147)      (50,234)          (126,922)       (113,960)
                                           ---------     ---------          ---------       ---------
      Total                                $318,393      $294,558           $651,354        $600,757
                                           =========     =========          =========       =========
Income before provision for income
taxes:
   United States                           $ 55,547      $ 55,846           $107,763        $113,764
   International                              9,248         6,709             24,534          16,520
   Eliminations                                1023          (365)               190          (1,273)
                                           ---------     ---------          ---------       ---------
      Total                                $ 65,818      $ 62,190           $132,487        $129,011
                                           =========     =========          =========       =========
Identifiable assets:
   United States                                                            $959,915        $896,880
   International                                                             524,615         461,658
   Eliminations                                                              (38,973)        (46,966)
                                                                          -----------     -----------
     Total                                                                $1,445,557      $1,311,572
                                                                          ===========     ===========

The Company's operations by industry segment are as follows:


Net sales to unaffiliated customers:
   Chemical Products                       $256,397      $234,474           $528,647        $484,384
   Metal Products                            61,996        60,984            122,707         116,374
                                           --------      --------           --------        --------
     Total                                 $318,393      $294,558           $651,354        $600,757
                                           ========      ========           ========        ========
Income before provision for income
taxes:
   Chemical Products                       $ 56,835      $ 50,625           $114,916        $108,543
   Metal Products                             8,917         9,301             17,747          19,112
   Interest, net                                 66         2,264               (176)          1,356
                                           --------      --------           ---------       --------
      Total                                $ 65,818      $ 62,190           $132,487        $129,011
                                           ========      ========           =========       ========
Identifiable assets:
   Chemical Products                                                      $1,263,512      $1,135,031
   Metal Products                                                            150,622         157,981
   Cash and temporary cash investments                                        31,423          18,560
                                                                          ----------      ----------
     Total                                                                $1,445,557      $1,311,572
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


Results of Operations

For the three months ended June 30, 1999, sales incresed 8.1% to $318.4 million from $294.6 million in 1998. Sales for the six-month period increased 8.4% to $651.4 million from $600.8 million in 1998. Chemical sales for the quarter increased 9.4% to $256.4 million and 9.1% to $528.7 million for the first six months.
Changes in currency exchange rates reduced sales growth by 0.6% during the most recent quarter but aided sales by 0.3% year-to-date. Research chemical sales grew faster than overall chemical sales during the second quarter. The addition of Sigma-Genosys synthetic DNA products for genome research (acquired in December 1998) and more rapid growth in life science products were major reasons for this growth. Domestic core sales grew with the market and international sales were exceptionally strong, particularly in the Far East. Fine Chemical and Diagnostic sales both slowed due to the less predictable timing of large paharmaceutical and diagnostic instrument system orders, but remain ahead of 1998 sales performance through six months. Metal sales for the quarter grew 3.1% to $62.0 million and 5.4% to $122.7 million for the first six months, as strong demand for our telecommunications and enclosure products more than offset small declines in sales to the industrial construction market.

Cost of sales for the first six months of 1999 was $309.4 million, representing 47.5% of sales, compared to $279.4 million, or 46.5% of sales for the first six months of 1998. For the quarter, cost of sales was 47.6% of sales compared to 46.3% in 1998. The decline in the gross profit rate in 1999 is due to a higher proportion of lower margin business, the cost of new production facilities and competitive pricing pressures.

Selling, general and administrative expenses for the first six months of 1999 were $209.5 million, or 32.2% of sales, compared to $192.3 million, or 32.0% of sales in 1998. For the quarter, selling, general and administrative expenses were $101.2 million, or 31.8% of sales compared to $96.0 million, or 32.6% in 1998. Tighter control of selling, general and administrative expenses during the second quarter resulted in first half expenses being in line with 1998 as a percent of sales.

Net income for the second quarter increased 8.0% to $44.4 million from $41.1 million in 1998 while net income for the first half of 1999 grew by 4.3% to $89.0 million from $85.3 million in 1998. Net profit margin continues to be affected by higher amortization and interest costs from acquisitions and higher capital expenditures in 1998, offset in part by a lower effective tax rate of 32.8% which reflects the benefit of larger research and development tax credits.


Liquidity and Capital Resources

Cash balances increased $7.1 million in the six months ended June 30, 1999 as presented in the consolidated Statements of Cash Flow (unaudited). The primary source of cash was net cash provided by operating activities of $100.4 million, an increase of $45.0 million from the prior year period. The increase resulted primarily from higher net income of $3.7 million, higher depreciation and amortization of $6.2 million, smaller increases in receivables and the timing of various payments to vendors and others. The major uses of cash were capital expenditures of $55.2 million, which includes the acquisition of a 25% interest in RdH Laborchemikalien GmbH & Co. KG, a partnership located in Seelze, Germany that produces laboratory chemicals under the Riedel de Haen brand name. The reduction of debt for $26.8 million was also a major use of cash.

Year 2000

In 1997, the Company began a comprehensive worldwide program to evaluate and mitigate the risks associated with the Year 2000 problem. The program consists of evaluating traditional computer systems such as order taking, inventory control and finance and systems supporting the business such as plant machinery controls and the phone systems.

A number of our computer systems, primarily in Europe, are Year 2000 capable. Year 2000 system changes to other systems began in 1997. In an effort to upgrade the Company's major computer systems, the implementation of SAP, a global enterprise resource planning software system, began in 1997. The SAP system is Year 2000 capable and has eliminated the need to update approximately 50% of the Company's existing computer systems. The Company expects that all systems requiring updates will either be converted to SAP or made Year 2000 capable by the end of 1999. Approximately 95% of the Company's systems have been converted to SAP or are currently Year 2000 capable.

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

The implementation of SAP software systems has reduced the need to update many of the Company's systems to be Year 2000 capable. Excluding costs related to SAP, approximately $1.5 million has been incurred in the Company's effort to achieve Year 2000 capable systems through June 30, 1999. Total costs to achieve Year 2000 capable systems are estimated at $2.0 million.

In planning for the most reasonably likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's systems are expected to be Year 2000 capable. No known event, trend or uncertainty is likely to have a material adverse impact on the Company's results of operations, liquidity or financial condition. Contingency plans have been developed to ensure critical systems will function in the event of any occurrences of unremediated or unresolved Year 2000 issues; however, there can be no assurances that the Company's systems and contingency plans will function as intended.

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

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 4, 1999. A vote of security holders was held which included election of the Board of Directors.

Following are the results of the votes for the elections of the Board of Directors:

     Nominee                     Votes For             Votes Withheld
     -------                     ---------             --------------

     Carl T. Cori                74,847,574               6,013,066
     Nina V. Fedoroff            80,338,273                 522,367
     David R. Harvey             80,330,179                 530,621
     David M. Kipnis             69,469,811               5,955,337
     Andrew E. Newman            74,824,191               6,036,249
     William C. O'Neil Jr.       75,051,750               5,808,290
     Jerome W. Sandweiss         79,448,263               1,305,685
     D. Dean Spatz               80,339,061                 521,579
     Thomas N. Urban             74,920,428               5,904,720


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
     (3)  Certificate of Incorporation and By-Laws:
       (a) Certificate of Incorporation as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File Number 0-8135.
       (b) By-Laws as Amended - Incorporated by reference to Exhibit 3(a) of Form 8-K filed on February 17, 1999, Commission File Number 0-8135.


     (27)  Financial Data Schedule





                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SIGMA-ALDRICH CORPORATION
                          (Registrant)


                      By   /s/  Karen J. Miller             August 16, 1999
                      ----------------------------          ---------------
                       Karen J. Miller, Controller                Date

 (on behalf of the Company and as Principal Accounting Officer)