Form 10-Q/A
period 1999-06-30
SIGMA ALDRICH CORP
filed 1999-11-12
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q/A

                               AMENDMENT NO. 1

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

                             FORM 10 - Q/A
                            AMENDMENT NO. 1

The undersigned registrant hereby amends the footnote titled "Company Operations by Segment" in the subheading "The Company's Operations by Industry Segment are as follows" for the three months ended June 30, 1998.

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


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 June 30,       December 31,
                                                   1999             1998
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    31,423       $    24,345
 Accounts receivable, net of allowance
    for doubtful accounts                          251,123           229,486
 Inventories                                       455,111           464,035
 Other current assets                               58,456            54,815
                                               -----------       -----------
      Total current assets                         796,113           772,681
                                               -----------       -----------

Property, plant and equipment:
 Land                                               33,124            32,623
 Buildings and improvements                        311,808           318,073
 Machinery and equipment                           458,228           456,506
 Construction in progress                          115,346            84,463
 Less-Accumulated depreciation                    (395,473)         (372,926)
                                               -----------       -----------
      Net property, plant and equipment            523,033           518,739
                                               -----------       -----------
Goodwill, net                                      105,843           113,737
Other assets                                        20,568            27,678
                                               -----------       -----------
      Total assets                             $ 1,445,557       $ 1,432,835
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     3,702       $    30,019
 Current maturities of long-term debt                   85               624
 Accounts payable                                   48,309            63,520
 Accrued payroll and other expenses                 54,758            47,337
 Accrued income taxes                               11,805               872
                                               -----------       -----------
      Total current liabilities                    118,659           142,372
                                               -----------       -----------
Long-term debt                                         358               415
                                               -----------       -----------
Deferred postretirement benefits                    40,561            40,663
                                               -----------       -----------
Deferred compensation                                8,112             7,894
                                               -----------       -----------
Other liabilities                                   10,118            25,111
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,799 and 100,623 shares
   outstanding, respectively                       100,799           100,623
   Capital in excess of par value                   33,256            29,238
   Retained earnings                             1,172,080         1,097,653
   Accumulated other comprehensive loss            (38,386)          (11,134)
                                               -----------       -----------
      Total stockholders' equity                 1,267,749         1,216,380
                                               -----------       -----------
      Total liabilities and
       stockholders' equity                    $ 1,445,557       $ 1,432,835
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

The Company's operations by geographic segment are as follows:


                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                             1999          1998               1999            1998
                                           --------      --------           --------        --------
  Net sales to unaffiliated customers:
   United States                           $188,463      $180,794           $380,620        $361,459
  International                             129,930       113,764            270,734         239,298
Net intercompany sales between
geographic areas:
   United States                             51,711        42,081            110,941          97,509
   International                              7,436         8,153             15,981          16,451
   Eliminations                             (59,147)      (50,234)          (126,922)       (113,960)
                                           ---------     ---------          ---------       ---------
      Total                                $318,393      $294,558           $651,354        $600,757
                                           =========     =========          =========       =========
Income before provision for income
taxes:
   United States                           $ 55,547      $ 55,846           $107,763        $113,764
   International                              9,248         6,709             24,534          16,520
   Eliminations                               1,023          (365)               190          (1,273)
                                           ---------     ---------          ---------       ---------
      Total                                $ 65,818      $ 62,190           $132,487        $129,011
                                           =========     =========          =========       =========
Identifiable assets:
   United States                                                            $959,915        $896,880
   International                                                             524,615         461,658
   Eliminations                                                              (38,973)        (46,966)
                                                                          -----------     -----------
     Total                                                                $1,445,557      $1,311,572
                                                                          ===========     ===========

The Company's operations by industry segment are as follows:


Net sales to unaffiliated customers:
   Chemical Products                       $256,397      $234,474           $528,647        $484,384
   Metal Products                            61,996        60,084            122,707         116,373
                                           --------      --------           --------        --------
     Total                                 $318,393      $294,558           $651,354        $600,757
                                           ========      ========           ========        ========
Income before provision for income
taxes:
   Chemical Products                       $ 56,835      $ 52,396           $114,916        $108,543
   Metal Products                             8,917         9,733             17,747          19,112
   Interest, net                                 66            61               (176)          1,356
                                           --------      --------           ---------       --------
      Total                                $ 65,818      $ 62,190           $132,487        $129,011
                                           ========      ========           =========       ========
Identifiable assets:
   Chemical Products                                                      $1,263,512      $1,135,031
   Metal Products                                                            150,622         157,981
   Cash and temporary cash investments                                        31,423          18,560
                                                                          ----------      ----------
     Total                                                                $1,445,557      $1,311,572
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


                      By   /s/  Karen J. Miller             November 12, 1999
                      ----------------------------          ---------------
                       Karen J. Miller, Controller                Date

 (on behalf of the Company and as Principal Accounting Officer)