Form 10-Q
period 1999-09-30
SIGMA ALDRICH CORP
filed 1999-11-15
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999


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

                             Yes  X    No

    There were 100,893,818 shares of the Company's $1.00 par value common stock outstanding on October 31, 1999.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months               Nine Months
                                                           Ended September 30,       Ended September 30,
                                                         -----------------------    -----------------------
                                                             1999         1998          1999         1998
                                                         -----------------------    -----------------------
Net sales                                                 $ 323,863    $ 300,440     $ 975,216    $ 901,197

   Cost of products sold                                    156,948      142,848       466,349      422,259
                                                          ---------    ---------     ---------    ---------
Gross profit                                                166,915      157,592       508,867      478,938
   Selling, general and administrative expenses             101,366       94,938       310,831      287,273
                                                          ---------    ---------     ---------    ---------
Income before income taxes                                   65,549       62,654       198,036      191,665
     Provision for income taxes                              21,303       21,248        64,762       64,999
                                                          ---------    ---------     ---------    ---------
Net income                                                $  44,246    $  41,406     $ 133,274    $ 126,666
                                                          =========    =========     =========    =========
Net income per share - Basic                                  $0.44        $0.41         $1.32        $1.26
                                                          =========    =========     =========    =========
Net income per share - Diluted                                $0.44        $0.41         $1.32        $1.25
                                                          =========    =========     =========    =========
Weighted average number of shares outstanding - Basic       100,861      100,592       100,773      100,540
                                                          =========    =========     =========    =========
Weighted average number of shares outstanding - Diluted     101,522      101,013       101,292      101,262
                                                          =========    =========     =========    =========
Dividends per share                                       $  0.0725    $  0.0700       $0.2175      $0.2100
                                                          =========    =========     =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                               September 30,    December 31,
                                                   1999             1998
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and temporary cash investments           $    90,821       $    24,345
 Accounts receivable, net of allowance
    for doubtful accounts                          252,941           229,486
 Inventories                                       462,613           464,035
 Other current assets                               51,209            54,815
                                               -----------       -----------
      Total current assets                         857,584           772,681
                                               -----------       -----------

Property, plant and equipment:
 Land                                               36,473            32,623
 Buildings and improvements                        318,441           318,073
 Machinery and equipment                           470,258           456,506
 Construction in progress                          120,474            84,463
 Less-Accumulated depreciation                    (413,230)         (372,926)
                                               -----------       -----------
      Net property, plant and equipment            532,416           518,739
                                               -----------       -----------
Goodwill, net                                      105,430           113,737
Other assets                                        18,400            27,678
                                               -----------       -----------
      Total assets                             $ 1,513,830       $ 1,432,835
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $     8,696       $    30,019
 Current maturities of long-term debt                   30               624
 Accounts payable                                   50,670            63,520
 Accrued payroll and other expenses                 59,431            47,337
 Accrued income taxes                               18,946               872
                                               -----------       -----------
      Total current liabilities                    137,773           142,372
                                               -----------       -----------
Long-term debt                                         362               415
                                               -----------       -----------
Deferred postretirement benefits                    41,321            40,663
                                               -----------       -----------
Deferred compensation                                7,360             7,894
                                               -----------       -----------
Other liabilities                                   10,566            25,111
                                               -----------       -----------

Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,889 and 100,623 shares
   outstanding, respectively                       100,889           100,623
   Capital in excess of par value                   35,435            29,238
   Retained earnings                             1,209,012         1,097,653
   Accumulated other comprehensive loss            (28,888)          (11,134)
                                               -----------       -----------
      Total stockholders' equity                 1,316,448         1,216,380
                                               -----------       -----------
      Total liabilities and
       stockholders' equity                    $ 1,513,830       $ 1,432,835
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                        Nine Months
                                                     Ended September 30,
                                                  -------------------------
                                                      1999           1998
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $ 133,274      $ 126,666
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    52,577         45,075
     Postretirement benefits expense                   3,750          2,300
     Deferred income taxes                               424            535
     Deferred compensation expense                     1,059         (2,656)
     Deferred compensation payments                   (1,166)        (1,028)
     Increase in accounts receivable                 (27,514)       (54,202)
     Increase in inventories                          (6,756)       (34,367)
     Decrease in other current assets                  1,386         15,350
     Decrease in accounts payable                    (11,517)        (5,874)
     Increase in accured payroll and other expenses   14,185          6,106
     Increase in accrued income taxes                 18,018          1,768
                                                    ---------      ---------
     Net cash provided by operating activities       177,720         99,673
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions,net         (67,902)       (92,243)
 Other, net                                           (4,194)       (10,016)
                                                    ---------      ---------
     Net cash used in investing activities           (72,096)      (102,259)
                                                    ---------      ---------

Cash flows from financing activities:
  Repayment of notes payable                         (22,317)        (2,686)
 (Repayment) issuance of long-term debt                  (22)           447
  Payment of dividends                               (21,919)       (21,116)
  Exercise of employee stock options                   5,665          3,571
                                                    ---------      ---------
     Net cash used in financing activities           (38,593)       (19,784)
                                                    ---------      ---------
Effect of exchange rate changes on cash                 (555)         1,219
                                                    ---------      ---------

Net change in cash and cash equivalents               66,476        (21,151)

Cash and cash equivalents at January 1                24,345         46,228
                                                    ---------      ---------
Cash and cash equivalents at September 30           $ 90,821       $ 25,077
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 45,781       $ 62,579
 Interest paid, net of capitalized interest         $  1,688       $    478



See accompanying notes to consolidated financial statements.




                        Sigma-Aldrich Corporation
           Notes to Consolidated Financial Statements (Unaudited)
                 (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Earnings per Share

Earnings per share is based on the weighted average number of shares outstanding during each period for both Basic and Diluted.


Reconciliation of Earnings and Shares

                                                                     Per-Share
For the Quarter Ended September 30, 1999  Income        Shares         Amount
----------------------------------------  ------        ------       ---------
Basic Earnings per Share
Net income available to
   common shareholders                   $ 44,246       100,861         $0.44

Options Outstanding                          --             661
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                   $ 44,246       101,522         $0.44
                                          -------       -------         -----

For the Quarter Ended September 30, 1998
----------------------------------------
Basic Earnings per Share
Net income available to
   common shareholders                   $ 41,406       100,592        $0.41

Options Outstanding                          --             421
                                          -------       -------
Diluted Earnings per Share
Net income available to
   common shareholders                   $ 41,406       101,013        $0.41
                                          -------       -------        -----

For the Nine Months Ended                                           Per-Share
  Septmeber 30, 1999                     Earnings       Shares        Amount
--------------------------------------   --------      --------     ---------

Basic Earnings per Share
Net income available to
     common shareholders                 $133,274       100,773        $1.32

Options Outstanding                          --             519
                                         --------      --------

Diluted Earnings per Share
Net income available to
     common shareholders                 $133,274       101,292        $1.32
                                         --------      --------     ---------

For the Nine Months Ended
  September 30, 1998
--------------------------------------

Basic Earnings per Share
Net income available to
     common shareholders                 $126,666       100,540        $1.26

Options Outstanding                          --             722
                                         --------      --------

Diluted Earnings per Share
Net income available to
     common shareholders                 $126,666       101,262        $1.25
                                         --------      --------     ---------



Inventories

The principal categories of consolidated inventories were:


                                September 30,    December 31,
                                    1999            1998
                                  ---------      -----------
      Finished goods               $371,985       $374,578

      Work in process                29,347         25,627

      Raw materials                  61,281         63,830
                                  ---------      ----------
                                   $462,613       $464,035
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

In June 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities"
(SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
The FASB has delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the effects of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income". Comprehensive income represents the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources; it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of certain balance sheet and income statement accounts from the functional currency to the reporting currency.

For the quarters ended September 30, 1999 and 1998, comprehensive income was $53.7 million and $56.9 million, respectively. For the first nine months of 1999 and 1998, comprehensive income was $115.5 million and $129.5 million, respectively.


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

The Company's operations by geographic segment are as follows:


                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                             1999          1998               1999            1998
                                           --------      --------           --------        --------
  Net sales to unaffiliated customers:
   United States                           $196,253      $181,715         $  576,873      $   543,174
   International                            127,610       118,725            398,343          358,023
Net intercompany sales between
geographic areas:
   United States                             56,134        50,296            167,075          147,805
   International                             15,934        16,807             31,915           33,258
   Eliminations                             (72,068)      (67,103)          (198,990)        (181,063)
                                           ---------     ---------          ---------       ---------
      Total                                $323,863      $300,440         $  975,216      $   901,197
                                           =========     =========          =========       =========
Income before provision for income
taxes:
   United States                           $ 57,886      $ 57,463         $  165,649      $   171,227
   International                              8,455         7,732             32,989           24,252
   Eliminations                                (792)       (2,541)              (602)          (3,814)
                                           ---------     ---------          ---------       ---------
      Total                                $ 65,549      $ 62,654         $  198,036      $  191,665
                                           =========     =========          =========       =========
Identifiable assets:
   United States                                                          $1,012,277      $  893,262
   International                                                             541,648         506,930
   Eliminations                                                              (40,095)        (29,377)
                                                                          -----------     -----------
     Total                                                                $1,513,830      $1,370,815
                                                                          ===========     ===========

The Company's operations by industry segment are as follows:


Net sales to unaffiliated customers:
   Chemical Products                       $257,166      $241,794         $  785,813      $  726,178
   Metal Products                            66,697        58,646            189,403         175,019
                                           --------      --------           --------         --------
     Total                                 $323,863      $300,440         $  975,216      $  901,197
                                           ========      ========           ========         ========
Income before provision for income
taxes:
   Chemical Products                       $ 55,155      $ 54,028         $  170,071      $  162,571
   Metal Products                             9,866         8,363             27,613          27,475
   Interest, net                                528           263                352           1,619
                                           --------      --------           ---------        --------
      Total                                $ 65,549      $ 62,654         $  198,036      $  191,665
                                           ========      ========           =========        ========
Identifiable assets:
   Chemical Products                                                      $1,270,563      $1,190,157
   Metal Products                                                            152,446         155,581
   Cash and temporary cash investments                                        90,821          25,077
                                                                          ----------       ----------
     Total                                                                $1,513,830      $1,370,815
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


Results of Operations

For the three months ended September 30, 1999, sales increased 7.8% to $323.9 million from $300.4 million in 1998. Sales for the nine-month period increased 8.2% to $975.2 million from $901.2 million in 1998. Chemical sales for the quarter increased 6.4% to $257.2 million and 8.2% to $785.8 million for the first nine months.
Changes in currency exchange rates hampered third quarter growth by 0.5% during the most recent quarter but currency has not affected year-to-date results. Domestic research sales grew at market rates and sales to Far East markets were particularly strong, but both were partially offset by slower sales in several Western European countries. Life science products, including those from our December 1998 Sigma-Genosys acquisition, contributed most of our research chemical growth. Fine chemical and diagnostic sales both increased over 1998 levels for the third quarter and first nine months, but at a slower pace than overall chemical growth due to the timing of large orders. Metal sales for the quarter increased 13.8% to $66.7 million and 8.2% to $189.4 million for the first nine months. Strong demand for telecommunications and enclosure products more than offset modest declines in sales to the industrial construction market.

Cost of sales for the first nine months of 1999 was $466.3 million, representing 47.8% of sales, compared to $422.3 million, or 46.9% of sales for the first nine months of 1998. For the quarter, cost of sales was 48.4% of sales compared to 47.5% in 1998. The decline in the gross profit rate in 1999 is due to a higher proportion of lower margin business and competitive pricing pressures.

Selling, general and administrative expenses for the first nine months of 1999 were $310.8 million, or 31.9% of sales, compared to $287.3 million, or 31.9% of sales in 1998. For the quarter, selling, general and administrative expenses were $101.4 million, or 31.3% of sales compared to $94.9 million, or 31.6% in 1998. Continued control of selling, general and administrative expenses and savings from ongoing process improvements during the third quarter resulted in expenses being in line with 1998 as a percent of sales.

Net income for the third quarter increased 6.8% to $44.2 million from $41.4 million in 1998 while net income for the first nine months of 1999 grew by 5.2% to $133.3 million from $126.7 million in 1998.
Net profit margin continues to be affected by higher amortization costs resulting from acquisitions and higher than normal capital expenditures in 1998, offset in part by a lower effective tax rate of 32.7% which reflects the ongoing benefit of larger research and development tax credits.


Liquidity and Capital Resources

Cash balances increased $66.5 million in the nine months ended
September 30, 1999 as presented in the Consolidated Statements of Cash Flows (unaudited). The primary source of cash was net cash provided by operating activities of $177.7 million, an increase of approximately $78.0 million from the prior year period. The increase resulted primarily from higher net income of $6.6 million, higher depreciation and amortization of $7.5 million, smaller increases in accounts receivable and inventories, and the timing of various payments. The major uses of cash were capital expenditures and investments of $72.1 million, which includes the acquisition of a 25% interest in RdH Laborchemikalien GmbH & Co. KG, a partnership located in Seelze, Germany that produces laboratory chemicals under the Riedel-de Haen brand name. The reduction of debt for $22.3 million and dividend payments of $21.9 million were also major uses of cash.

Year 2000

In 1997, the Company began a comprehensive worldwide program to evaluate and mitigate the risks associated with the Year 2000 problem. The program consists of evaluating traditional computer systems such as order taking, inventory control and finance and systems supporting the business such as plant machinery controls and the phone and other telecommunication systems.

In an effort to upgrade the Company's major computer systems, the implementation of SAP, a global enterprise resource planning software system, began in 1997. The SAP system is Year 2000 capable and has eliminated the need to update apporoximately 50% of the Company's existing computer systems. The Company has completed changes to all critical systems required to be Year 2000 capable either through updates to existing systems or conversion to SAP.

The Company is uncertain as to the future of any Year 2000 issues encountered by its business partners that would reasonably be expected to materially impact the Company's operations. There can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues either arising out of internal systems or caused by its business partners which may have a material adverse effect on its business operations.

The implementation of SAP software systems has reduced the need to update many of the Company's systems to be Year 2000 capable. Excluding costs related to SAP, approximately $2.0 million has been incurred in the Company's effort to achieve Year 2000 capable systems through September 30, 1999.

In planning for the most reasonably likely worst case scenario, all major elements in the Company's comprehensive program have been addressed. The Company's systems are expected to be Year 2000 capable in all material respects. Contingency plans have been developed to ensure critical systems will function in the event of any occurrences of unremediated or unresolved Year 2000 issues; however, there can be no assurances that the Company's systems and contingency plans will function as intended.

The Company recognizes the risk that certain business partners may experience Year 2000 issues. While the Company values the established relationships with its business partners, alternate sources for some products and services are available. If certain key partners experience Year 2000 failures, the Company could experience material adverse effects on the results of its operations and financial condition.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
         (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File Number 0-8135.
             (b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(a) of Form 8-K filed on February 17, 1999, Commission File Number 0-8135.

     (b) No reports were filed on Form 8-K during the period for which this report is filed.

     (27)  Financial Data Schedule





                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SIGMA-ALDRICH CORPORATION
                          (Registrant)


                      By   /s/  Karen J. Miller             November 12, 1999
                      ----------------------------          -----------------
                       Karen J. Miller, Controller                 Date

 (on behalf of the Company and as Principal Accounting Officer)