Form 10-K
period 1999-12-31
SIGMA ALDRICH CORP
filed 2000-03-30
CIK 90185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________________

                          Commission file number 0-8135

                            SIGMA-ALDRICH CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                   43-1050617
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                          63103
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          314-771-5765

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $1.00 par value
                                 (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant:

       $2,038,610,275                                         March 3, 2000
           Value                                           Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 3, 2000 was 90,353,918.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference   Parts of Form 10-K into which Incorporated
-----------------------------------   ------------------------------------------
Pages 16-32 of the Annual Report to
Shareholders for the year ended
  December 31, 1999                                Parts I, II and IV

Proxy Statement for the 2000 Annual
  Meeting of Shareholders                          Part III

The Index to Exhibits is located on page F-3 of this report.

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of The Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as any statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding possible government health care reform, government regulations applicable to the Company's business, the effectiveness of the Company's further implementation of its global software system, SAP, the highly competitive environment in which the Company operates, the impact of fluctuation in interest rates and foreign currency exchange rates and the Company's decision to sell its B-Line Systems metal business. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I
--------------------------------------------------------------------------------
Item 1. Business.
--------------------------------------------------------------------------------

     Sigma-Aldrich Corporation ("the Company") develops, manufactures and distributes the broadest range of high quality biochemicals, organic chemicals, chromatography products and diagnostic reagents available in the world. These products are used in high technology research and development in the life sciences, at universities and in industry, for the diagnosis of disease, and as specialty chemicals for pharmaceutical and other manufacturing purposes in more than 160 countries. The Company's principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri, 63103.

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

     On June 16, 1997, the Company purchased a 75% interest in Riedel-de Haen. Effective December 23, 1998, the Company acquired the net assets and business of Genosys Biotechnologies, Inc. ("Genosys"), a leading supplier of custom synthetic DNA products, which are essential in gene research. On March 31, 1999, the Company purchased the remaining 25% interest in Riedel-de Haen.

     B-Line Systems manufactures and markets a complete line of metal products used in the installation and retrofitting of electrical, mechanical and telecommunications applications. The metal operations are accounted for as discontinued operations, and accordingly, operating results and net assets are segregated in the Consolidated Statements of Income and Consolidated Balance Sheets.

On March 27, 2000, the Company announced it has reached agreement to sell its B-Line Systems business to Cooper Industries, Inc. for approximately $425 million. The closing is subject to regulatory approval and other closing conditions and is expected to take place no later than June 30, 2000.

(a) Chemical Products.
--------------------------------------------------------------------------------

1)   Products:

     The Company distributes more than 85,000 chemical products for use in life science research, laboratory applications, pharmaceutical manufacturing, and as diagnostic reagents. The Company's life science products are used in many techniques and disciplines including molecular biology, cell biology, cell culture, protein analysis and chromatography. The acquisition of Genosys in December 1998 added custom synthetic DNA products, synthetic peptides and genes to the life science product categories. Products for laboratory applications are used in university, governmental and agency research and consist of biochemicals, organic and inorganic compounds, solvents, buffers and related equipment. The Company also markets bulk quantities of organic, inorganic and biochemicals to pharmaceutical and industrial customers. Diagnostic reagents, controls and instrumentation are marketed to hospitals and clinical laboratories.

     Because of continuing developments in the field of research, there can be no assurance of a continuing market for each of the Company's products. However, through ongoing reviews of technical literature, along with regular communications with customers, the Company's goal is to keep abreast of the trends in research and diagnostic techniques. This information, along with its own research technology, determines the Company's development of improved and/or additional products.

2)   Production and Purchasing:

     The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin (Aldrich); St. Louis, Missouri (Sigma); Houston, Texas (Sigma); Bellefonte, Pennsylvania (Supelco); Germany (Aldrich Chemie GmbH & Co. K.G., RdH Laborchemikalien GmbH); Israel (Sigma Israel Chemicals Ltd.); Switzerland (Fluka Chemie GmbH, "Fluka"), and the United Kingdom (Sigma-Aldrich Company Ltd.). A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

     There are more than 85,000 products listed in the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco catalogs, of which the Company produced approximately 40,000, or approximately 50% of the net sales of chemical products for the year ended December 31, 1999. The remainder of products were purchased from a large number of sources either under contract or in the open market.

     No one supplier accounts for more than 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs, although no assurance can be given that shortages will not occur in the future.

     Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. This is done by a combined staff of approximately 290 chemists and lab technicians utilizing sophisticated scientific equipment.

3)   Distribution and Sales:

     The Company markets its chemical products through sales and marketing units for life science, lab products, fine chemicals and diagnostics and distributes over 2,100,000 comprehensive catalogs for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands to customers and potential customers throughout the world. This is supplemented by certain specialty catalogs, by advertising in chemical and other scientific journals, by direct mail distribution of in-house publications and special product brochures and by personal visits by sales and technical representatives with customers.

     During the year ended December 31, 1999, products were sold to approximately 151,000 customers, including hospitals, universities, pharmaceutical companies and clinical laboratories as well as private and governmental research laboratories. The majority of the Company's sales are small orders in laboratory quantities averaging approximately $300. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for approximately 15% of chemical sales in 1999. The Company also packages certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products accounted for approximately 8% of the Company's sales of chemical products in the year ended December 31, 1999. During the year ended December 31, 1999, no one customer and no one product accounted for more than 2% of the net sales of chemical products.

     Customers and potential customers, wherever located, are encouraged to contact the Company by telephone ("collect" or on "toll-free" WATS lines) or via our homepage on the World Wide Web (www.sigma-aldrich.com) for technical staff consultation or for placing orders. Order processing, shipping, invoicing and product inventory are computerized. Shipments are made six days a week from St. Louis, Milwaukee, the United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries significant inventories to maintain this policy.

4)   International Operations:

     In the year ended December 31, 1999, 55% of the Company's net sales of chemical products were to customers located in foreign countries. These sales were made directly by the Company, through distributors and by subsidiaries (noted in Exhibit 21) organized in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and United Kingdom.

     For sales with final destinations in an international market, the Company has a Foreign Sales Corporation ("FSC") subsidiary, which provides certain Federal income tax advantages. The effect of the tax rules governing the FSC is to lower the effective Federal income tax rate on export income. The Company intends to continue to comply with the provisions of the Internal Revenue Code relating to FSCs.

     The Company's international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 1999, approximately 12% of the Company's United States operations' chemical purchases were from international suppliers. Additional information regarding international operations is included in Note 12 to the consolidated financial statements on page 29 of the 1999 Annual Report, which is incorporated herein by reference.

5)   Patents and Trademarks:

     The Company's patents are not material to its operations. The Company's significant trademarks are the brand names, "Sigma", "Aldrich", "Fluka", "Riedel-de Haen", "Supelco" and "B-Line" and marketing units, "Sigma-Aldrich Research", "Sigma-Aldrich Fine Chemicals" and "Sigma Diagnostics". Their related registered logos, which have various expiration dates, are expected to be renewed indefinitely.

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

     The Company believes that it is in compliance in all material respects with Federal, state and local regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the Federal laws and regulations, which may have an impact on the Company's business. These summaries are only illustrative of the extensive regulatory requirements of the Federal, state and local governments and are not intended to provide the specific details of each law or regulation.

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

(b) Metal Products.
--------------------------------------------------------------------------------

     On November 22, 1999, the Company announced its strategic decision to seek a buyer for its B-Line Systems metal business. The sale of the metal operations is expected to be completed during fiscal year 2000.

     Components for strut, cable tray and pipe support systems are manufactured by B-Line at its facilities in Highland and Troy, Illinois, Norcross, Georgia and Reno, Nevada. Electrical and electronic enclosures are manufactured at facilities in Aurora, Colorado, Portland, Oregon, Modesto, California, and Sherman, Texas. Components and complete systems used to support telecommunications apparatus and cabling are manufactured at the plant in Reno, Nevada, Sherman, Texas, and Aurora, Colorado.

     Strut and pipe support systems are metal frameworks and related accessories used in industry to support pipes, lighting fixtures and conduit. Strut systems can be easily assembled with bolts and spring-loaded nuts, eliminating the necessity of drilling or welding associated with other types of frameworks. B-Line manufactures and sells a wide variety of components for these systems, including steel struts rolled from coils, stamped steel fittings for interconnecting struts, shelf-supporting brackets, pipe and conduit supporting clamps, and accessories for the installation of strut systems on location. Pipe hangers are generally used in conjunction with strut systems to support heavy and light duty piping runs in the mechanical, plumbing and refrigeration industry. The principal materials used by B-Line in manufacturing are coils of steel and extruded aluminum, which B-Line purchases from a number of suppliers. No one supplier is essential to B-Line's production. A limited number of components for strut and pipe support systems, including bolts and nuts and certain forged and cast components, are purchased from numerous sources and sold by B-Line as accessories to its own manufactured products.

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

     B-Line sells primarily to electrical, mechanical and telecommunications wholesalers. Products are marketed directly by district sales offices and by regional sales managers through independent manufacturers' representatives. Products are shipped to customers from the Highland and Troy, Illinois; Norcross, Georgia; Reno, Nevada; Portland, Oregon; Modesto, California; Sherman, Texas; and Aurora, Colorado plants, from two regional warehouses and 27 consigned stock locations. B-Line's products are advertised in trade journals and by circulation of comprehensive catalogs.

(c) Competition
--------------------------------------------------------------------------------

     Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. A few competitors offer thousands of chemicals and stock and analyze many of their products. While the Company generally offers a larger number of products, some of the Company's products are unusual and have relatively little demand. In addition, there are many competitors who offer a limited quantity of chemicals, and several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale. Additionally, the Company is experiencing competition from marketers on e-commerce.

     The Company believes its B-Line subsidiary to be among the five largest producers of metal strut framing, pipe hangers, cable tray component systems and enclosures, although reliable industry statistics are not available.

     In all product areas the Company competes primarily on the basis of customer service, product quality and price.

(d) Employees.
--------------------------------------------------------------------------------

     The Company employed 7,322 persons as of December 31, 1999. Of these, 5,768 were engaged in production and distribution of chemical products. The B-Line subsidiary employs 1,554 persons. The total number of persons employed within the United States was 4,807, with the balance employed by the international subsidiaries. The Company employs over 2,000 persons who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 260 with Ph.D. degrees.

     Employees engaged in chemical production, research and distribution are not represented by any organized labor group. B-Line's production workers at the Highland and Troy, Illinois facilities are members of the International Association of Machinists and Aerospace Workers, District No. 9 (AFL-CIO). The labor agreement covering these employees expires November 14, 2004. B-Line's production workers at the Norcross, Georgia facility are members of the United Food and Commercial Workers Union(AFL-CIO). The labor agreement covering these employees expires June 15, 2002.

(e) Back-log of Orders.

     The majority of orders for chemical products in laboratory quantities are shipped from inventory, resulting in no back-log of these orders. However, individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal laboratory quantities are for future delivery. On December 31, 1999 and 1998, the back-log of firm orders and orders for future delivery of chemical products was not significant. The Company expects that substantially all of the December 31, 1999 back-log will be shipped during 2000.

     On December 31, 1999 and 1998, the back-log of orders at B-Line was not significant. B-Line expects that substantially all of the December 31, 1999 back-log will be shipped during 2000.

(f) Information as to Geographic Segments.
--------------------------------------------------------------------------------

     Information concerning geographic segments for the years ended December 31, 1999, 1998 and 1997, is located in Note 12 to the consolidated financial statements on page 29 of the 1999 Annual Report which is incorporated herein by reference.

(g) Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information regarding executive officers is contained in Part III, Item 10, and is incorporated herein by reference.

Item 2.  Properties.
--------------------------------------------------------------------------------

     The Company's primary chemical production facilities are located in St. Louis, Missouri; Milwaukee and Sheboygan, Wisconsin; Bellefonte, Pennsylvania and Buchs, Switzerland. In St. Louis, the Company owns a 328,000 square foot building used for manufacturing, a complex of buildings aggregating 391,000 square feet which is used for warehousing and production, a 75,000 square foot building used for warehousing, a 23,000 square foot building used for warehousing and office space, a 98,000 square foot building used for production, quality control and packaging and a 19,000 square foot production facility. The Company owns a 280,000 square foot building in St. Louis which is being partially utilized for warehousing. Also in St. Louis, the Company owns 30 acres upon which is located a 287,000 square foot administration and distribution facility, in which its principal executive offices are located, and a 175,000 square foot diagnostic production and office building. In Milwaukee, the Company owns a 178,000 square foot building which is used for manufacturing, warehousing and offices, a 100,000 square foot building which is used for additional manufacturing and warehousing and a complex of buildings aggregating 322,000 square feet which is used primarily for warehousing and distribution. Also in Milwaukee, the Company owns a 152,000 square foot building, which is used for warehousing, a 56,000 square foot administration facility and a 627,000 square foot distribution facility. The Company also owns 513 acres in Sheboygan, Wisconsin, upon which are located multiple buildings totaling 332,000 square feet for production and packaging. The Company also owns a 30,000 square foot administration, production and warehousing facility in Natick, Massachusetts. Fluka owns a 13-acre site in Buchs, Switzerland, upon which are located its primary production facilities. Approximately 357,000 square feet of owned production, warehousing and office facilities are at this site. In Greenville, Illinois, the Company owns 555 acres of land for future development of biochemical production facilities. Supelco owns 71 acres near Bellefonte, Pennsylvania, upon which is located a 153,000 square foot building used for manufacturing, warehousing, research and administration. Riedel-de Haen leases a 200,000 square foot production facility and an administration building in Seelze, Germany.

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

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

     No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 1999.


                                     PART II
--------------------------------------------------------------------------------
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

     Information concerning market price of the Registrant's Common Stock and related shareholder information for the years ended December 31, 1999 and 1998 is located on page 32 of the 1999 Annual Report which is incorporated herein by reference.

     As of March 3, 2000, there were 1,600 record holders of the Registrant's Common Stock.


Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Qualitative and Quantitative Disclosures about Market Risk and Financial Statements and Supplementary Data.

     The information required by Items 6 through 8 is incorporated herein by reference to pages 16-32 of the 1999 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1999 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.


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


                                    PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 2000 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------

     The executive officers of the Registrant are:

Name of Executive Officer   Age  Positions and Offices Held
-------------------------   ---  --------------------------
Thomas E. Briggs            54   Vice President and President, B-Line
Larry S. Blazevich          52   Vice President and Chief Information Officer
Terry R. Colvin             44   Vice President, Human Resources
Carl T. Cori                63   Chairman of the Board
David R. Harvey             60   President and Chief Executive Officer
Michael R. Hogan            47   Vice President, Chief Financial Officer, Chief
                                 Administrative Officer and Secretary
David W. Julien             45   President, Life Sciences
Rodney Kelley               45   Vice President, Safety
James W. Meteer             49   Vice President, Quality
Karen J. Miller             42   Controller
Robert Monaghan             53   President, Sigma Diagnostics
Jai Nagarkatti              52   President, Fine Chemicals
Kirk A. Richter             53   Treasurer
Frank D. Wicks              46   President, Laboratory Products

There is no family relationship between any of the officers.

Mr. Briggs has been Vice-President and President of B-Line for more than five years.

Mr. Blazevich joined Sigma-Aldrich in April 1996 as Director of Information Services and was elected Vice President, Information Services and Chief Information Officer in June 1996. Previously, Mr. Blazevich was employed with Thomas and Betts, an electrical manufacturing company, for sixteen years where he served as Vice President of Information Services from 1988-1996.

Mr. Colvin was elected Vice President, Human Resources of the Company in March 1998. He served as Vice President, Human Resources at Sigma from January 1995 to February 1998 and as Director of Human Resources at B-Line from January 1987 to December 1994.

Dr. Cori has been Chairman of the Board of the Company for more than five years. He served as Chief Executive Officer for more than five years until November 1999 and President of the Company for more than five years until March 1995.

Dr. Harvey has been Chief Executive Officer of the Company since November 1999. He served as the Chief Operating Officer of the Company for more than five years until November 1999. He was elected President of the Company in March 1995, after serving as Executive Vice President for more than five years.

Mr. Hogan joined Sigma-Aldrich in April 1999 as Vice President and Chief Financial Officer. Since then, his duties have been expanded to include leadership of the Human Resources, Information Systems and Quality functions when he was named Chief Administrative Officer in November 1999. Before joining the Company, Mr. Hogan served as Corporate Vice President and Controller of Monsanto Company from January of 1996 through March of 1999. Prior to joining Monsanto, he held a number of senior management positions for ten years at General American Life Insurance Company, he served as Chairman and Chief Executive Officer of Cova Corp. from January through December 1995 and as President of GenCare Health Systems, Inc. from March 1990 through January 1995.

Mr. Julien was named President of the Life Science division in November 1999. Previously he served as President of Sigma from August 1998 to November 1999. He served as Vice-President of Sigma from January 1998 to August 1998 and as Vice-President of Marketing from November 1995 to January 1998. Previously, Mr. Julien served as Director of Biotechnology Facilities Design at Jacobs Engineering Group from more than four year until November 1995.

Mr. Kelley was elected Vice President of Safety in August of 1998. He served as Director of Safety for over four years prior to August 1998.

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

Mr. Monaghan joined Sigma-Aldrich in July 1998 as President of Sigma Diagnostics. Previously, Mr. Monaghan was employed as Vice-President of Dade Behring and Vice-President of Behring Diagnostics from October 1997 to July 1998 and from April 1991 to October 1997, respectively.

Dr. Nagarkatti was named President of the Fine Chemical division in November 1999. Previously, he had served as President of Aldrich for more than five years.

Mr. Richter was elected Treasurer in May 1997 after serving as Controller for more than five years.

Mr. Wicks was named President of the Laboratory Products division in November 1999. He served as Vice President of Operations from August 1998 until November 1999. Previously, he served as President of Sigma for five years.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.


Item 11.  Executive Compensation.
--------------------------------------------------------------------------------

     Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 2000 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

     Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 2000 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 2000 Proxy Statement is incorporated herein by reference.


                                   PART IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1.   Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 1999 Annual Report listed in such Index or referred to in Items 1(a)(4), 1(f) and 5 are incorporated herein by reference.

     2.   Financial Statement Schedules.

          See Index to Financial Statements and Schedules on page F-1 of this report.

     3.   Exhibits.

          See Index to Exhibits on page F-3 of this report.

(b)  Reports on Form 8-K:

     A current report on Form 8-K was filed on December 22, 1999, to announce under Item 5 the Company amended its By-laws on December 20, 1999 to, among other things, amend advance notice provisions relating to the proposal of business and nominations of directors at meetings of shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                SIGMA-ALDRICH CORPORATION
                  (Registrant)

                 By /s/     Karen J. Miller                      March 30, 2000
                    --------------------------------------       --------------
                    Karen J. Miller, Controller                       Date


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carl T. Cori, David R. Harvey, Karen J. Miller, Kirk A. Richter and Michael R. Hogan and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    By    /s/     Carl T. Cori                                   March 30, 2000
          -----------------------------------------              --------------
          Carl T. Cori, Director, Chairman of the                     Date
             Board

    By    /s/     David R. Harvey                                March 30, 2000
          ------------------------------------------             --------------
          David R. Harvey, Director, President and                    Date
             Chief Executive Officer

    By    /s/     Karen J. Miller                                March 30, 2000
          ------------------------------------------             --------------
          Karen J. Miller, Controller                                 Date

    By    /s/     Kirk A. Richter                                March 30, 2000
          ------------------------------------------             --------------
          Kirk A. Richter, Treasurer                                  Date

    By    /s/     Michael R. Hogan                               March 30, 2000
          ------------------------------------------             --------------
          Michael R. Hogan, Vice President, Chief                     Date
             Financial Officer, Chief Administrative
             Officer and Secretary

    By    /s/     David M. Kipnis                                March 30, 2000
          ------------------------------------------             --------------
          David M. Kipnis, Director                                   Date

    By    /s/     Andrew E. Newman                               March 30, 2000
          ------------------------------------------             --------------
          Andrew E. Newman, Director                                  Date

    By    /s/     Jerome W. Sandweiss                            March 30, 2000
          -------------------------------------------            --------------
          Jerome W. Sandweiss, Director                               Date

                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------


                                                                Page Number
                                                                 Reference
                                                              ---------------
                                                               Annual Report
                                                              to Shareholders
                                                              ---------------
Annual financial data for the years
   1999, 1998, 1997, 1996 and 1995                                      32

Management's discussion and analysis                                    16

Market Risk Disclosure                                                  18

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets
      December 31, 1999 and 1998                                        21

   Consolidated statements for the years
      ended December 31, 1999, 1998 and 1997
        Income                                                          20
        Stockholders' Equity                                            22
        Cash Flows                                                      23

   Notes to consolidated financial statements                           24

   Report of independent public accountants                             20


FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

INDEX TO EXHIBITS


These Exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K:

       Exhibit                                                       Reference
       -------                                                       ---------
(3)  Certificate of Incorporation and By-Laws:

   (a) Certificate of Incorporation and Amendments                   Incorporated by reference to
                                                                     Exhibit 3(a) of Form 10-Q
                                                                     Filed for the quarter ended
                                                                     September 30, 1996, Commission
                                                                     File Number 0-8135.

   (b) By-Laws as amended December 1999                              Incorporated by reference to
                                                                     Exhibit 3.1 of Form 8-K filed
                                                                     On December 22, 1999.
                                                                     Commission File Number 0-8135.

(4)  Instruments Defining the Rights of
     Shareholders, Including Indentures:

   (a) Certificate of Incorporation and Amendments                   See Exhibit 3(a) above.

   (b) By-Laws as amended December 1999                              See Exhibit 3(b) above.

   (c) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

(10) Material Contracts:

   (a) Third Amendment and Restatement                        Incorporated by reference to Exhibit
       of the Incentive Stock Bonus Plan*                     10(d) of Form 10-K filed for the
                                                              year ended December 31, 1996,
                                                              Commission File Number 0-8135.

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

   (e) Employment Agreement with Carl T. Cori*                Incorporated by reference to Exhibit
       (Similar Employment Agreements also                    10 (f) of Form 10-K filed for the
        exist with Thomas E. Briggs, Larry S.                 year ended December 31, 1992,
        Blazevich, Terry R. Colvin, David R.                  Commission File Number 0-8135.
        Harvey, Michael R. Hogan, David W.
        Julien, Rodney L. Kelley, James W. Meteer,
        Karen J. Miller, Robert Monaghan, Jai P.
        Nagarkatti, Kirk A. Richter, and
        Frank D. Wicks)

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

   (i) Consulting Agreement and Release with                  Incorporated by reference to
       Floyd Worley                                           Exhibit 10(i) of Form 10-K filed for
                                                              the year ended December 31, 1998,
                                                              Commission File Number 0-8135.

   (j)Share Option Plan of 2000*                              Incorporated by reference to
                                                              Appendix A of the Company's
                                                              Definitive Proxy Statement filed
                                                              March 30, 2000, Commission File
                                                              Number 0-8135.

(11) Statement Regarding Computation of Per                   Incorporated by reference to the
     Share Earnings                                           information on net income per share
                                                              included in Note 15 to the
                                                              Company's 1999 financial
                                                              statements filed as Exhibit 13
                                                              below.

(13) Pages 16-32 of the Annual Report to                      See Exhibit 13.
      Shareholders for the year ended
      December 31, 1999

(21) Subsidiaries of Registrant                               See Exhibit 21.

(23) Consent of Independent Public Accountants                Page F-2 of this report.

(27) Financial Data Schedule                                  See Exhibit 27.


*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.