Form 10-Q
period 2000-03-31
SIGMA ALDRICH CORP
filed 2000-05-15
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000


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

                             Yes  X    No

    There were 85,239,585 shares of the Company's $1.00 par value common stock outstanding on April 28, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                             2000         1999
                                                         -----------------------
Net sales                                                 $ 283,950    $ 272,250
   Cost of products sold                                    126,623      122,416
                                                          ---------    ---------
Gross profit                                                157,327      149,834
   Selling, general and administrative expenses              96,871       91,969
                                                          ---------    ---------
Income from continuing operations before income taxes        60,456       58,865
     Provision for income taxes                              18,742       18,811
                                                          ---------    ---------
Net income from continuing operations                        41,714       39,054

Net income from discontinued operations                       7,809        5,548
                                                          ---------    ---------
Net income                                                $  49,523    $  44,602
                                                          =========    =========
Net income per share - Basic and Diluted
     Net income from continuing operations                    $0.45        $0.39
     Net income from discontinued operations                   0.08         0.05
                                                          ---------    ---------
     Net income                                               $0.53        $0.44
                                                          =========    =========

Weighted average number of shares outstanding - Basic        92,705      100,670
                                                          =========    =========
Weighted average number of shares outstanding - Diluted      92,872      100,994
                                                          =========    =========
Dividends per share                                       $  0.0775    $  0.0725
                                                          =========    =========


See accompanying notes to consolidated financial statements.


                         Sigma-Aldrich Corporation
                        Consolidated Balance Sheets
                              (in thousands)


                                                 March 31,       December 31,
                                                   2000             1999
                                               ------------      -----------
Assets                                          (unaudited)

Current assets:

 Cash and cash equivalents                     $    39,882       $    43,847
 Accounts receivable, net of allowance
    for doubtful accounts                          212,021           193,471
 Inventories                                       404,747           408,518
 Other current assets                               61,073            59,774
 Net current assets of discontinued
    operations                                      83,963            68,961
                                               -----------       -----------
      Total current assets                         801,686           774,571
                                               -----------       -----------

Property, plant and equipment:
 Land                                               34,098            34,534
 Buildings and improvements                        325,649           328,275
 Machinery and equipment                           438,337           427,820
 Construction in progress                           46,435            53,636
 Less-Accumulated depreciation                    (371,102)         (362,529)
                                               -----------       -----------
      Net property, plant and equipment            473,417           481,736
                                               -----------       -----------
Goodwill, net                                       87,971            90,938
Other assets                                        18,326            18,569
Net noncurrent assets of discontined
    operations                                      65,840            66,187
                                               -----------       -----------
      Total assets                             $ 1,447,240       $ 1,432,001
                                               ===========       ===========

Liabilities and Stockholders' Equity

Current Liabilities:
 Notes payable                                 $   273,702       $    20,665
 Current maturities of long-term debt                  131               143
 Accounts payable                                   47,286            41,995
 Accrued payroll and payroll taxes                  23,460            20,890
 Accrued income taxes                               13,572                --
 Other accrued expenses                             28,005            21,919
                                               -----------       -----------
      Total current liabilities                    386,156           105,612
                                               -----------       -----------
Long-term debt                                         190               205

Deferred postretirement benefits                    43,860            42,931

Deferred compensation                                6,752             6,128

Other liabilities                                   14,804            17,774


Stockholders' equity:
   Common stock, $1.00 par value, 200,000 shares
   authorized, 100,985 and 100,905 shares
   issued, respectively                            100,985           100,905
   Capital in excess of par value                   37,530            35,783
   Common stock in treasury, at cost, 12,732 and
   2,613 shares, respectively                     (376,395)          (77,785)
   Retained earnings                             1,282,660         1,240,184
   Accumulated other comprehensive loss            (49,302)          (39,736)
                                               -----------       -----------
      Total stockholders' equity                   995,478         1,259,351
                                               -----------       -----------
      Total liabilities and
       stockholders' equity                    $ 1,447,240       $ 1,432,001
                                               ===========       ===========

See accompanying notes to consolidated financial statements.




                          Sigma-Aldrich Corporation
               Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)


                                                        Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                      2000           1999
                                                  -------------------------

Cash flows from operating activities:
 Net income                                        $  49,523      $  44,602
 Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation and amortization                    18,711         17,194
     Deferred income taxes                            (2,934)          (820)
     Postretirement benefits expense                   1,200          1,250
     Deferred compensation, net                          600            502
 Changes in assets and liabilities:
     Increase in accounts receivable                 (31,188)       (31,610)
     Increase in inventories                          (4,548)        (4,424)
     Other                                            31,739         20,780
                                                    ---------      ---------
     Net cash provided by operating activities        63,103         47,474
                                                    ---------      ---------
Cash flows from investing activities:
 Property, plant and equipment additions,net         (12,455)       (23,766)
 Other, net                                           (1,544)        (8,568)
                                                    ---------      ---------
     Net cash used in investing activities           (13,999)       (32,334)
                                                    ---------      ---------

Cash flows from financing activities:
  Issuance of notes payable                          252,774          9,070
  Repayment of long-term debt                             (5)           (43)
  Payment of dividends                                (7,051)        (7,298)
  Stock repurchases                                 (298,610)            --
  Exercise of employee stock options                   1,827          2,934
                                                    ---------      ---------
     Net cash (used in) provided by financing
     activities                                      (51,065)         4,663
                                                    ---------      ---------
Effect of exchange rate changes on cash               (2,004)         7,238
                                                    ---------      ---------

Net change in cash and cash equivalents               (3,965)        27,041

Cash and cash equivalents at January 1                43,847         24,345
                                                    ---------      ---------
Cash and cash equivalents at March 31               $ 39,882       $ 51,386
                                                    =========      =========

Supplemental disclosures of cash flow information:
 Income taxes paid                                  $ 12,264       $    177
 Interest paid, net of capitalized interest         $  2,636       $    484



See accompanying notes to consolidated financial statements.

                        Sigma-Aldrich Corporation
           Notes to Consolidated Financial Statements (Unaudited)
                 (in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows (in thousands, except per share amounts).


                  Reconciliation of Earnings and Shares

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------

Net income available to common shareholders
   Net income from continuing operations             $    41,714    $    39,054
   Net income from discontinued operations                 7,809          5,548
                                                     -----------    -----------
   Net Income                                        $    49,523    $    44,602
                                                     ===========    ===========

Weighted average shares
   Basic shares                                           92,705        100,670
   Effect of dilutive securities - options
     outstanding                                             167            324
                                                     -----------    -----------
   Diluted shares                                         92,872        100,994
                                                     ===========    ===========

Net income per share - basic and diluted
   Net income from continuing operations             $      0.45    $      0.39
   Net income from discontinued operations                  0.08           0.05
                                                     -----------    -----------
   Net income                                        $      0.53    $      0.44
                                                     ===========    ===========



Inventories

The principal categories of inventories are (in thousands):


                                  March 31,      December 31,
                                    2000            1999
                                  ---------      -----------
      Finished goods               $335,237       $342,351

      Work in process                19,351         18,556

      Raw materials                  50,159         47,611
                                  ---------      ----------
      Total                        $404,747       $408,518
                                  =========      ==========



Comprehensive Income

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of foreign operating units from their local currency to the reporting currency.

For the quarter ended March 31, 2000 and 1999, comprehensive income was $40.0 million and $26.4 million, respectively.


Company Operations By Geographic Segment

The Company's operations by geographic segment are as follows:

                                             Three Months Ended
                                                  March 31,
                                          -----------------------
                                             2000          1999
                                          ---------     ---------
  Net sales to unaffiliated customers:
   United States                          $ 134,266     $ 129,511
   International                            149,684       142,739
  Net intercompany sales between
  geographic areas:
   United States                             63,159        58,185
   International                             11,256         8,545
   Eliminations                             (74,415)      (66,730)
                                          ----------    ----------
      Total                                $283,950      $272,250
                                          ==========    ==========
  Income before provision for income
  taxes:
   United States                          $  48,268     $  44,094
   International                             12,788        14,603
   Eliminations                                (600)         (832)
                                          ----------    ----------
      Total                               $  60,456     $  57,865
                                          ==========    ==========
  Identifiable assets:
   United States                          $ 823,492     $ 843,342
   International                            541,491       518,790
   Eliminations                             (59,702)      (41,936)
   Net assets from discontinued
    operations                              141,959       139,569
                                          ----------    ----------
     Total                                $1,447,240    $1,459,765
                                          ==========    ==========

1999 amounts have been reclassified to conform to the 2000 presentation.

Discontinued Operations

On November 22, 1999, the Company announced its strategic decision to seek a buyer or its B-Line Systems metal business. B-Line Systems manufactures and markets a complete line of metal products used in the installation and retrofitting of electrical, mechanical and telecommunications applications. On March 27, 2000, the Company reached an agreement to sell B-Line Systems to Cooper Industries, Inc. On May 1, 2000, the Company completed the sale to Cooper Industries, Inc. for $425 million, subject to certain closing adjustments. A portion of the funds received from the sale reduced short-term borrowings. Additional funds will be used to continue share repurchases, for acquisitions and other general corporate purposes.

The metal operations are accounted for as discontinued operations, and accordingly, its operating results and net assets are segregated in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets.

The net current assets of this discontinued operation are primarily comprised of accounts receivable, inventory, accounts payable and accrued expenses. Net noncurrent assets are primarily property, plant and equipment and goodwill.

Operating results for the metal business are included in the Consolidated Statements of Income as net income from discontinued operations. Operating results from discontinued operations for the three months ending March 31, 2000 and 1999 are as follows (in thousands):

                                             Three Months Ended
                                                  March 31,
                                           ----------------------
                                             2000          1999
                                           --------      --------
Net Sales                                  $ 75,681      $ 60,711
                                           ========      ========
Income before income taxes                 $ 12,395      $  8,806
Income taxes                                  4,586         3,258
                                           --------      --------
Net income                                 $  7,809      $  5,548
                                           ========      ========


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This
Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not
historical facts.   Although the Company believes its expectations
are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding government health care reform, government regulation applicable to the Company's business, the effectiveness of the Company's further implementation of its global software system, SAP, the highly competitive environment in which the Company operates, the impact of fluctuations in interest rates and foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

Results for chemical and metal businesses are reported as continuing and discontinued operations, respectively, as a result of the Company's decision in November 1999 to seek a buyer for the metal business and the March 2000 agreement to sell this business to Cooper Industries, Inc. On May 1, 2000 the Company completed the sale to Cooper Industries, Inc. for $425 million subject to certain closing adjustments. For the three months ended March 31, 2000, net income increased 11.0% to $49.5 million from $44.6 million in 1999 as chemical margins returned to levels achieved early in 1999 and metal income benefited from strong sales growth. Diluted net income per share rose 20.5% to $.53 per share from $.44 in 1999, reflecting improved net income growth and a reduction in outstanding shares from the Company's share repurchase program.

For the three months ended March 31, 2000, chemical sales increased 4.3% to $284.0 million. Excluding the impact of currency exchange rates, sales grew 7.7%. Sales growth for laboratory products, life science products and fine chemicals, which represent 90% of the combined chemical business, exceeded the overall growth rate.
Results benefited from early successes in implementing a wide array of strategic initiatives aimed at sharpening customer and life science focus, including increased prices to reflect market conditions, proactive customer contact by reorganized sales forces and continued growth in orders through our award-winning web site. Competitive pricing and fewer instrument placements reduced diagnostic sales.

Cost of sales for the first three months of 2000 was $126.6 million compared to $122.4 million for the first three months of 1999, representing 44.6% and 45.0% of sales, respectively. The improvement in the gross profit rate in 2000 benefited from price increases and process improvements, partially offset by increased spending in research and development and higher costs of new facilities.

Selling, general and administrative expenses for the first three months of 2000 were $96.9 million, or 34.1% of sales, compared to $92.0 million, or 33.8% of sales in 1999. Interest expense related to short-term borrowings for share repurchases was the primary reason for increases in 2000.

Net income from continuing operations was $41.7 million compared to $39.1 million, a 6.6% gain, reflecting improved operating margins resulting from the elimination of costs through restructuring and process improvement activities and a reduced tax rate of 31.0% as a result of the Company's ongoing ability to use research and development and other tax credits.

Metal sales increased 24.7% to $75.7 million. Strong demand for telecommunications and enclosure products was helped by gains in industrial construction sales in the quarter. Improved pretax profit margins of 16.4% reflect economies of scale from the strong sales growth.


Liquidity and Capital Resources

The primary source of cash for the first three months of 2000 was net cash provided by operating activities of $63.1 million, an increase over the same period last year of $15.6 million. The increase resulted from a $4.9 million increase in net income and an increase in other of $11.0 million, which is primarily a result of an increase in accounts payable.

Investing activities reduced cash by approximately $14.0 million in the first three months of 2000 compared to $32.3 million in the same period last year. Reduced levels of spending on investing activities is a result of the purchase of the remaining 25% interest in Riedel-de Haen in the prior year and a reduction in capital expenditures by approximately $11.3 million in 2000.

Financing activities decreased cash by $51.1 million in the current quarter. The primary contributors were the purchase of treasury stock of $298.6 million that was offset by an increase in short-term borrowings of $243.7 million over the same period last year. At
March 31, 2000, 12.7 million shares had been acquired. At April 28, 2000 an additional 3.1 million shares had been acquired bringing the total shares repurchased to 15.8 million. In January 2000 the Board of Directors authorized an increase in short term borrowing capacity of $500 million of which $370 million is currently in place. The Company intends to renew these facilities as they expire or substitute similar facilities for any that are not renewed. At April 28, 2000 the Company had $345 million of short-term financing outstanding which was paid down with the funds received from the sale of the B-Line Systems metal business on May 1, 2000.


Year 2000

As of April 28, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not be immediately apparent. The Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects no material impact, such future events cannot be known with certainty.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial Derivatives

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign exchange rates. It is the Company's objective to minimize the impact of foreign exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to hedge certain receivables and payables denominated in foreign currencies in order to stabilize the value of receivables and payables.

Most of the contracts are single currency. Gains and losses on these hedges, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general and administrative expenses. The market risk of foreign currency rate changes represents the potential loss in fair value of net currency positions due to adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes.

In June 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company has not yet quantified the effects of adopting SFAS No. 133 on its consolidated financial statements nor has it determined the timing or method of its adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
	 (2)  Plan of acquisition, reorganization, arrangement,
	      liquidation, or succession:
	     (a)  Sale and Purchase Agreement dated March 27, 2000 by and
		         among Sigma-Aldrich Corp., a Delaware corporation ("SIAL"),
       		  Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-
       		  Aldrich Canada Ltd., a corporation organized under the laws
      	 	  of Canada ("Sigma Canada"), Sigma-Aldrich Company Ltd., a
       		  corporation organized under the laws of the United Kingdom
       		  ("Sigma UK"), Sigma-Aldrich Chemie GmbH, a corporation
       		  organized under the laws of Germany ("Sigma Germany"),
       		  Cooper Industries, Inc., an Ohio corporation ("Cooper"),
       		  CBL Acquisition Corp., a Delaware corporation ("CBL") and
       		  Cooper Technologies Company, a Delaware corporation ("CTC",
       		  and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany,
       		  Cooper and CBL, the "Parties") Sigma-Aldrich Corporation,
       		  Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich
       		  Company Ltd., Sigma-Aldrich Chemie GmbH, as sellers and
       		  Cooper Industries, Inc., CBL Acquisition Corp., Cooper
       		  Technologies Company, as buyers (schedules omitted).
       		  Schedules omitted will be furnished to the Securities and
       		  Exchange Commission upon request.
	     (b)  First Amendment to the Sale and Purchase Agreement - an
       		  amendment to the certain Sale and Purchase Agreement ("the
       		  Agreement") dated March 27, 2000.

         (3)  Certificate of Incorporation and By-Laws:
             (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File Number 0-8135.
             (b) By-Laws as Amended - Incorporated by reference to Exhibit 3(a) of Form 8-K filed on December 22, 1999, Commission File Number 0-8135.

	(10)  Material Contracts
	     (j) Share Option Plan 2000 - Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File number 0-8135.

        (27)  Financial Data Schedule

     (b) No reports were filed on Form 8-K during the period for which this report was filed.







                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SIGMA-ALDRICH CORPORATION
                          (Registrant)


                      By   /s/  Karen J. Miller               May 12, 2000
                      ----------------------------          ----------------
                       Karen J. Miller, Controller                Date

 (on behalf of the Company and as Principal Accounting Officer)