Form 10-Q/A
period 2000-03-31
SIGMA ALDRICH CORP
filed 2000-06-02
CIK 90185

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 10 - Q/A

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

                              FORM 10 - Q/A
                             AMENDMENT NO. 1

The undersigned registrant hereby amends income from continuing operations before income taxes due to a transposition for the three months ended March 31, 1999.

In order to facilitate the efficient review of this report, as amended, all other items included in the original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 are filed herewith.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       Sigma-Aldrich Corporation
               Consolidated Statements of Income (unaudited)
                  (in thousands except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                         -----------------------
                                                             2000         1999
                                                         -----------------------
Net sales                                                 $ 283,950    $ 272,250
   Cost of products sold                                    126,623      122,416
                                                          ---------    ---------
Gross profit                                                157,327      149,834
   Selling, general and administrative expenses              96,871       91,969
                                                          ---------    ---------
Income from continuing operations before income taxes        60,456       57,865
     Provision for income taxes                              18,742       18,811
                                                          ---------    ---------
Net income from continuing operations                        41,714       39,054

Net income from discontinued operations                       7,809        5,548
                                                          ---------    ---------
Net income                                                $  49,523    $  44,602
                                                          =========    =========
Net income per share - Basic and Diluted
     Net income from continuing operations                    $0.45        $0.39
     Net income from discontinued operations                   0.08         0.05
                                                          ---------    ---------
     Net income                                               $0.53        $0.44
                                                          =========    =========

Weighted average number of shares outstanding - Basic        92,705      100,670
                                                          =========    =========
Weighted average number of shares outstanding - Diluted      92,872      100,994
                                                          =========    =========
Dividends per share                                       $  0.0775    $  0.0725
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

Selling, general and administrative expenses for the first three months of 2000 were $96.9 million, or 34.1% of sales, compared to $92.0 million, or 33.8% of sales in 1999. Interest expense related to short-term borrowings for share repurchases was the primary reason for the increase in 2000.

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

Financing activities decreased cash by $51.1 million in the current quarter. The primary contributors were the purchase of treasury stock of $298.6 million that was offset by an increase in short-term borrowings of $243.7 million over the same period last year. At
March 31, 2000, 12.7 million shares had been acquired. At April 28, 2000 an additional 3.1 million shares had been acquired bringing the total shares repurchased to 15.8 million. In January 2000 the Board of Directors authorized an increase in short-term borrowing capacity of $500 million of which $370 million is currently in place. The Company intends to renew these facilities as they expire or substitute similar facilities for any that are not renewed. At April 28, 2000 the Company had $345 million of short-term financing outstanding which was paid down with the funds received from the sale of the B-Line Systems metal business on May 1, 2000.


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

        (27)  Financial Data Schedule

     (b) A Form 8-K was filed on on May 15, 2000 to announce the sale of its B-Line Systems metal business unit to Cooper Industries, Inc.



                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   SIGMA-ALDRICH CORPORATION
                          (Registrant)


                      By   /s/  Karen J. Miller               June 1, 2000
                      ----------------------------          ----------------
                       Karen J. Miller, Controller                Date

 (on behalf of the Company and as Principal Accounting Officer)