Form 10-Q
period 2000-06-30
SIGMA ALDRICH CORP
filed 2000-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code)	(314) - 771-5765

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

There were 80,593,512 shares of the Company's $1.00 par value common stock outstanding on July 27, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma - Aldrich Corporation
Consolidated Balance Sheets
(in thousands)

	June 30, 2000 (unaudited)	December 31, 1999
Assets		
Current assets:		
Cash and cash equivalents	$ 22,178	$ 43,847
Accounts receivable, net of allowance for doubtful accounts	205,463	193,471
Inventories	416,116	408,518
Other current assets	69,177	59,774
Net current assets of discontinued operations	-	68,961
Total current assets	712,934	774,571
Property, plant and equipment:		
Land	34,123	34,534
Buildings and improvements	327,337	328,275
Machinery and equipment	440,364	427,820
Construction in progress	59,193	53,636
Less - Accumulated depreciation	(383,799)	(362,529)
Net property, plant and equipment	477,218	481,736
Goodwill, net	89,270	90,938
Other assets	19,166	18,569
Net noncurrent assets of discontinued operations	-	66,187
Total assets	$ 1,298,588	$ 1,432,001
Liabilities and Stockholders' Equity		
Current liabilities:		
Notes payable	$ 50,396	$ 20,665
Current maturities of long-term debt	74	143
Accounts payable	47,687	41,995
Accrued payroll and payroll taxes	22,604	20,890
Accrued income taxes	122,923	-
Other accrued expenses	27,024	21,919
Total current liabilities	270,708	105,612
Long-term debt	190	205
Deferred postretirement benefits	42,405	42,931
Deferred compensation	5,958	6,128
Other liabilities	9,527	17,774
Stockholders' equity:		
Common stock, $1.00 par value, 200,000 shares authorized, 101,056 and 100,905 shares issued, respectively	101,056	100,905
Capital in excess of par value	39,129	35,783
Common stock in treasury, at cost, 20,211 and 2,613 shares, respectively	(608,239)	(77,785)
Retained earnings	1,487,762	1,240,184
Accumulated other comprehensive loss	(49,908)	(39,736)
Total stockholders' equity	969,800	1,259,351
Total liabilities and stockholders' equity	$ 1,298,588	$ 1,432,001

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,	
	2000	1999
Cash flows from operating activities:		
Net income	**$ 261,409**	$ 89,029
Adjustments to reconcile net income to net cash provided by operating activities:		
Depreciation and amortization	**35,278**	34,670
Gain on sale of discontinued operations	**(171,787)**	-
Deferred income taxes	**(9,511)**	305
Postretirement benefits expense, net	**(300)**	2,500
Deferred compensation, net	**(153)**	582
Change in assets and liabilities:		
Increase in accounts receivable	**(14,724)**	(31,185)
Increase in inventories	**(14,033)**	(5,575)
Other	**13,915**	10,048
Net cash provided by operating activities	**100,094**	100,374
Cash flows from investing activities:		
Property, plant and equipment additions, net	**(29,197)**	(47,079)
Proceeds from sale of discontinued operations	**425,200**	-
Other, net	**(7,385)**	(8,101)
Net cash provided by (used in) investing activities	**388,618**	(55,180)
Cash flows from financing activities:		
Issuance (Repayment) of notes payable	**29,842**	(26,743)
Repayment of long-term debt	**(5)**	(15)
Payment of dividends	**(13,448)**	(14,605)
Stock repurchases	**(530,454)**	-
Exercise of employee stock options	**6,241**	3,437
Net cash used in financing activities	**(507,824)**	(37,926)
Effect of exchange rate changes on cash	**(2,557)**	(190)
Net change in cash and cash equivalents	**(21,669)**	7,078
Cash and cash equivalents at January 1	**43,847**	24,345
Cash and cash equivalents at June 30	**$ 22,178**	$ 31,423
Supplemental disclosures of cash flow information:		
Income taxes paid	**$ 30,727**	$ 31,461
Interest paid, net of capitalized interest	**$ 4,558**	$ 1,574

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows (in thousands, except per share amounts).

Reconciliation of Earnings and Shares

Inventories

The principal categories of inventories are (in thousands):

Stockholders Rights Plan

On August 8, 2000, the Board of Directors declared a dividend of one common share purchase right (a "Right") for each outstanding share of Common Stock, par value $1.00 per share, of the Company (the "Common Stock"). The dividend distribution is payable on August 22, 2000 (the "Record Date") to the stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $150.00 per share (the "Purchase Price"), subject to adjustment.

The Rights generally will be exercisable only after the close of business on the tenth business day following the date of public announcement or the date on which the Company first has notice or determines that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, 15% or more of the outstanding shares of voting stock of the Company without the prior express written consent of the Company, or the close of business on the tenth business day following the commencement of a tender offer or exchange offer, without the prior written consent of the Company, by a person which, upon consummation, would result in such party's control of 15% or more of the Company's voting stock.

The Rights Agreement requires the Board of Directors to review the Rights after they have been outstanding for four years, provided they have not then become exercisable, to determine whether they should be terminated or left in effect. The Rights will expire, if not previously exercised, exchanged or redeemed, or if the Rights Agreement has not been terminated following such review, on August 8, 2010.

If any person or group acquires 15% or more of the Company's outstanding voting stock without the prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Company Common Stock.

If any person or group acquires more than 15% but less than 50% of the outstanding Company Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

At any time prior to the tenth Business Day following the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption

Comprehensive Income

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

For the quarters ended June 30, 2000 and 1999, comprehensive income was $211.3 million and $35.4 million, respectively. For the first six months of 2000 and 1999, comprehensive income was $251.2 and $61.8 million, respectively.

Company Operations By Geographic Segment

The Company's continuing operations by geographic segment are as follows:

1999 amounts have been reclassified to conform to the 2000 presentation.

Discontinued Operations

On November 22, 1999, the Company announced its strategic decision to seek a buyer for its B-Line Systems metal business. B-Line Systems manufactures and markets a complete line of metal products used in the installation and retrofitting of electrical, mechanical and telecommunications applications. On March 27, 2000, the Company reached an agreement to sell B-Line Systems to Cooper Industries, Inc. On May 1, 2000, the Company completed the sale to Cooper Industries, Inc. for $425.2 million. The buyer is reviewing a purchase price adjustment, which is expected to add approximately $6 million to the initial purchase price of $425.2 million. A portion of the funds received from the sale reduced short-term borrowings. Additional funds will be used to continue share repurchases, for acquisitions and other general corporate purposes.

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
Operating results for the metal business are included in the Consolidated Statements of Income as net income from discontinued operations. Operating results from discontinued operations for the three and six months periods ending June 30, 2000 and 1999 are as follows (in thousands):

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q may be deemed to include forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Although the Company believes its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein include, without limitation, reduced growth in research funding, uncertainties surrounding government health care reform, government regulations applicable to the Company's business, the effectiveness of the Company's further implementation of its global software system, SAP, the highly competitive environment in which the Company operates, the impact of fluctuations in interest rates and foreign currency exchange rates. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or uncertainties after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Results for chemical and metal businesses are reported as continuing and discontinued operations, respectively, as a result of the Company's sale of the metal business to Cooper Industries, Inc. For the three months ended June 30, 2000, diluted net income per share from chemical operations rose 18.4% to $.45 per share from $.38 in 1999. For the six-month period, diluted net income per share from chemical operations were $.90 compared to $.77 for 1999, a 16.9% increase. Operations of the B-Line Systems metal business, which was sold to Cooper Industries on May 1, 2000, added $.03 and $.11 to diluted net income per share for the second quarter and first six months of 2000, respectively. The sale resulted in a net gain of $171.8 million, bringing total diluted net income per share to $2.52 and $2.96 for the second quarter and six-month period, respectively.

Chemical sales increased 4.5% to $267.8 million in the second quarter and 4.4% to $551.8 million for the first half of 2000. Excluding the impact of currency exchange rates, sales grew 7.6% for both the second quarter and first six months of 2000. Overall price and volume gains in the second quarter were consistent with those achieved in the first quarter of the year and an improvement of levels achieved in 1999. Laboratory and life science products, which represent 75% of total chemical sales and are used in both life science and other technology research, had above average sales gains from increased prices, proactive customer contact by sales forces, increased electronic orders and the distribution of new cell signaling and life science catalogs in the second quarter. Improved demand from pharmaceutical customers provided low double-digit volume gains in fine chemical sales. Competitive pricing and fewer instrument placements reduced diagnostic sales.

Cost of sales for the first six months of 2000 was $245.2 million compared to $237.1 million for the first six months of 1999, representing 44.4% and 44.9% of sales, respectively. For the second quarter, cost of sales was 44.3% of sales compared to 44.7% in 1999. The improvement in the gross profit rate for both the second quarter and first six months of 2000 is due primarily to price increases and process improvements, partially offset by increased spending in research and development and higher costs of new facilities.

Selling, general and administrative expenses for the first six months of 2000 were $187.6 million, or 34.0% of sales, compared to $176.6 million, or 33.4% of sales in 1999. For the second quarter, selling, general and administrative expenses were $93.1 million, or 34.8% of sales, compared to $84.8 million, or 33.1% of sales in 1999. Higher selling, general and administrative expenses in both the second quarter and first six months is due primarily to the cost of new catalogs, sales and marketing initiatives associated with the Company's strategic plan, and continuing investments in information systems and the Web site.

Net interest expense for the first six months of 2000 was $3.7 million compared to $0.1 million in 1999. For the quarter, net interest expense was $1.4 million compared to $(0.1) million in 1999. The increase in interest expense for the quarter and first six months is a result of short-term borrowings for share repurchases.

Net income from continuing operations for the first six months of 2000 was $79.5 million compared to $77.9 million in 1999, or an increase of 2.1%. For the quarter, net income from continuing operations was $37.8 million compared to $38.8 million, or a decline of 2.6%. For the quarter, improvements in gross margin was offset by investments related to the Company's strategic plan for enhanced growth and additional interest expense.

Liquidity and Capital Resources

The primary source of cash for the first six months of 2000 was net cash provided by operating activities of $100.1 million compared to $100.4 million in 1999. Progress on tighter management of working capital, primarily accounts receivable continues to aid cash flows from operating activities.

Investing activities increased cash by approximately $388.6 million for the first six months of 2000 compared to a decrease of $55.2 million in the same period last year due to the sale of the B-Line Systems metal business for $425.2 million. Cash received from the sale was used to reduce outstanding borrowings, continued share repurchases and for other corporate purposes.

Financing activities decreased cash by $507.8 million in the six months ending June 30, 2000. The primary contributors were the purchase of treasury stock of $530.5 million that was offset by an increase in short-term borrowings of $29.8 million during the first six months of the year. At June 30, 2000, 20.3 million shares had been acquired. Additional purchases in July 2000 brought the total shares repurchased to over 20.6 million shares. A total of 25 million shares have been authorized to be repurchased. In January 2000, the Board of Directors authorized an increase in short-term borrowing capacity to $500 million of which $330 million is currently in place. The Company intends to renew these facilities as they expire or substitute similar facilities for any that are not renewed. Part of the credit facilities contain financial covenants related to working capital and net worth. The Company is in full compliance with these covenants.

Year 2000

As of July 27, 2000, the Company has not encountered any significant business disruptions as a result of internal or external Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues may arise that may not be immediately apparent. The Company will continue to monitor and work to remediate any issues that may arise. Although the Company expects no material impact, such future events cannot be known with certainty.

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

PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Adoption of Rights Plan: On August 8, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan. The terms of such plan and the Common Stock Purchase Rights that will be issued in connection with the implementation of such plan are described in the Company's Current Report on Form 8-K dated August 8, 2000 and filed with the Securities and Exchange Commission on August 11, 2000, which description is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2, 2000. A vote of security holders was held which included election of the Board of Directors.

Following are the results of the votes for the elections of the Board of Directors:

Nominee	Votes For	Votes Withheld

Carl T. Cori	78,669,372	5,653,057
Nina V. Fedoroff	83,956,647	365,782
David R. Harvey	83,956,885	365,544
David M. Kipnis	78,634,877	5,687,552
Andrew E. Newman	78,575,533	5,746,896
William C. O'Neil, Jr.	78,644,393	5,678,036
Jerome W. Sandweiss	82,789,118	1,533,311
D. Dean Spatz	83,964,050	358,379
Thomas N. Urban	78,630,546	5,691,883

Following are the results of the votes for the approval of the Share Option Plan 2000:

FOR	AGAINST	ABSTAIN
76,093,158	7,828,908	400,360

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession:

(a) Sale and Purchase Agreement - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the period ended March 31, 2000, Commission File number 0-8135.

(b) First Amendment to the Sale and Purchase Agreement - Incorporated by reference to Exhibit 2(b) of Form 10-Q for the period ended March 31, 2000, Commission File number 0-8135.

(3) Certificate of Incorporation and By-Laws:

(a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

(b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(a) of form 8-K filed on December 22, 1999, Commission File number 0-8135

(4) Instruments defining the rights of security holders, including indentures - Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.- Incorporated by reference to Exhibit 1 of Form 8 - A12(g) filed on August 10, 2000, Commission File number 0-8135

(10) Material Contracts

(j) Share Option Plan 2000 - Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File number 0-8135.

(27) Financial Data Schedule

(b) A Form 8-K was filed on May 15, 2000 to announce under Item 2 the Sale and Purchase Agreement dated March 27, 2000, as amended, to sell its B-Line Systems metal business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	August 14, 2000
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)