Form 10-Q
period 2000-09-30
SIGMA ALDRICH CORP
filed 2000-11-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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
(314) 771-5765
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

There were 77,217,448 shares of the Company's $1.00 par value common stock outstanding on October 31, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

**Sigma-Aldrich Corporation**
**Consolidated Balance Sheets**
**(in thousands)**

| | September 30, 2000 (unaudited) | December 31, 1999 |
|---|---|---|
| **Assets** | | |
| Current assets: | | |
| Cash and cash equivalents | $ 39,604 | $ 43,847 |
| Accounts receivable, net of allowance for doubtful accounts | 196,874 | 193,471 |
| Inventories | 429,928 | 408,518 |
| Other current assets | 55,138 | 59,774 |
| Net current assets of discontinued operations | - | 68,961 |
| Total current assets | 721,544 | 774,571 |
| Property, plant and equipment: | | |
| Land | 34,116 | 34,534 |
| Buildings and improvements | 326,912 | 328,275 |
| Machinery and equipment | 441,893 | 427,820 |
| Construction in progress | 69,124 | 53,636 |
| Less - Accumulated depreciation | (393,633) | (362,529) |
| Net property, plant and equipment | 478,412 | 481,736 |
| Goodwill, net | 117,255 | 90,938 |
| Other assets | 18,242 | 18,569 |
| Net noncurrent assets of discontinued operations | - | 66,187 |
| **Total assets** | $ 1,335,453 | $ 1,432,001 |
| **Liabilities and Stockholders' Equity** | | |
| Current liabilities: | | |
| Notes payable | $ 109,103 | $ 20,665 |
| Current maturities of long-term debt | 15 | 143 |
| Accounts payable | 50,358 | 41,995 |
| Accrued payroll and payroll taxes | 25,864 | 20,890 |
| Accrued income taxes | 62,483 | - |
| Other accrued expenses | 46,618 | 21,919 |
| Total current liabilities | 294,441 | 105,612 |
| Long-term debt | 100,175 | 205 |
| Deferred postretirement benefits | 43,970 | 42,931 |
| Deferred compensation | 6,173 | 6,128 |
| Other liabilities | 15,384 | 17,774 |
| Stockholders' equity: | | |
| Common stock, $1.00 par value, 200,000 shares authorized, 101,056 and 100,905 shares issued, respectively | 101,056 | 100,905 |
| Capital in excess of par value | 39,129 | 35,783 |
| Common stock in treasury, at cost, 23,648 and 2,613 shares, respectively | (709,429) | (77,785) |
| Retained earnings | 1,509,005 | 1,240,184 |
| Accumulated other comprehensive loss | (64,451) | (39,736) |
| Total stockholders' equity | 875,310 | 1,259,351 |
| **Total liabilities and stockholders' equity** | $ 1,335,453 | $ 1,432,001 |

See accompanying notes to consolidated financial statements.

## Sigma-Aldrich Corporation
## Consolidated Statements of Cash Flows (unaudited)
## (in thousands)

| | Nine Months Ended September 30, | |
|---|---|---|
| | **2000** | 1999 |
| Cash flows from operating activities: | | |
| Net income | **$ 289,355** | $ 133,274 |
| Adjustments to reconcile net income to net cash provided by operating activities: | | |
| Depreciation and amortization | **51,330** | 52,577 |
| Gain on sale of discontinued operations | **(171,787)** | - |
| Deferred income taxes | **(8,041)** | 424 |
| Postretirement benefits expense, net | **900** | 3,750 |
| Deferred compensation, net | **550** | (107) |
| Change in assets and liabilities: | | |
| Increase in accounts receivable | **(12,556)** | (27,514) |
| Increase in inventories | **(33,146)** | (6,756) |
| Other | **(3,842)** | 22,072 |
| Net cash provided by operating activities | **112,763** | 177,720 |
| Cash flows from investing activities: | | |
| Property, plant and equipment additions, net | **(46,969)** | (67,902) |
| Proceeds from sale of discontinued operations | **430,389** | - |
| Acquisition of businesses, net of cash acquired | **(41,206)** | - |
| Other, net | **(1,390)** | (4,194) |
| Net cash provided by (used in) investing activities | **340,824** | (72,096) |
| Cash flows from financing activities: | | |
| Issuance (repayment) of notes payable | **88,076** | (22,317) |
| Issuance of long-term debt | **100,000** | - |
| Repayment of long-term debt | **(5)** | (22) |
| Payment of dividends | **(19,682)** | (21,919) |
| Stock repurchases | **(631,644)** | - |
| Exercise of employee stock options | **8,884** | 5,665 |
| Net cash used in financing activities | **(454,371)** | (38,593) |
| Effect of exchange rate changes on cash | **(3,459)** | (555) |
| Net change in cash and cash equivalents | **(4,243)** | 66,476 |
| Cash and cash equivalents at January 1 | **43,847** | 24,345 |
| Cash and cash equivalents at September 30 | **$ 39,604** | $ 90,821 |
| Supplemental disclosures of cash flow information: | | |
| Income taxes paid | **$ 103,167** | $ 45,781 |
| Interest paid, net of capitalized interest | **$ 5,941** | $ 1,688 |

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except per share and percentage amounts)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Inventories

The principal categories of inventories are (in thousands):

(3) Debt

In January 2000, the Board of Directors authorized an increase in the Company's borrowing capacity to $500 million. The Company intends to renew facilities as they expire or substitute similar facilities for any that are not renewed.

At September 30, 2000, the Company had short-term credit facilities totaling $350 million. Borrowings under the short-term credit facilities of $94 million at a weighted average interest rate of 7.0% and $13.5 million at a weighted average interest rate of 5.9%, were outstanding at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, the Company had $100 million of long-term debt with a fixed interest rate of 7.687% with principal payable on September 12, 2010. Some of the facilities contain financial covenants related to working capital and net worth. The Company is in full compliance with these covenants at September 30, 2000.

Notes payable by international subsidiaries were $15.1 million and $7.2 million at September 30, 2000 and December 31, 1999, respectively. The notes are payable in local currencies with weighted average interest rates of 2.1% and 2.2% at September 30, 2000 and December 31, 1999, respectively.

Long-term debt consists of the following (in thousands):

(4) Financial Derivatives

In June 1998, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has reviewed the effects of adopting SFAS No. 133 on its consolidated financial statements during the third quarter of 2000 and has determined that its current method of accounting for derivative financial instruments is consistent with the requirements of SFAS 133. Accordingly, the adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

(5) Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows (in thousands, except per share amounts).

Reconciliation of Earnings and Shares

(6) Stockholders Rights Plan

On August 8, 2000, the Board of Directors declared a dividend of one common share purchase right (a "Right") for each outstanding share of Common Stock, par value $1.00 per share, of the Company (the "Common Stock"). The dividend distribution was made on August 22, 2000 (the "Record Date") to the stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a price of $150.00 per share (the "Purchase Price"), subject to adjustment.

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

Generally, if any person or group acquires 15% or more of the Company's outstanding voting stock without the prior written consent of the Board of Directors, each Right, except those held by such persons, would entitle each holder of a Right to acquire such number of shares of the Company's Common Stock as shall equal the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current per-share market price of Company Common Stock.

Generally, if any person or group acquires more than 15% but less than 50% of the outstanding Company Common Stock without prior written consent of the Board of Directors, each Right, except those held by such persons, may be exchanged by the Board of Directors for one share of Company Common Stock.

If the Company were acquired in a merger or other business combination transaction where the Company is not the surviving corporation or where Company Common Stock is exchanged or changed or 50% or more of the Company's assets or earnings power is sold in one or several transactions without the prior written consent of the Board of Directors, each Right would entitle the holders thereof (except for the Acquiring Person) to receive such number of shares of the acquiring company's common stock as shall be equal to the result obtained by multiplying the then current Purchase Price by the number of shares of Common Stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per-share of the common stock of the acquiring company on the date of such merger or other business combination transaction.

At any time prior to the tenth Business Day following the time an Acquiring Person becomes such, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

(7) Comprehensive Income

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

For the quarters ended September 30, 2000 and 1999, comprehensive income was $13.4 million and $53.7 million, respectively. For the first nine months of 2000 and 1999, comprehensive income was $264.6 million and $115.5 million, respectively.

(8) Company Operations By Geographic Segment

The Company's continuing operations by geographic segment are as follows:

1999 amounts have been reclassified to conform to the 2000 presentation.

(9) Discontinued Operations

On November 22, 1999, the Company announced its strategic decision to seek a buyer for its B-Line Systems metal business. B-Line Systems manufactures and markets a complete line of metal products used in the installation and retrofitting of electrical, mechanical and telecommunications applications. On March 27, 2000, the Company reached an agreement to sell B-Line Systems to Cooper Industries, Inc. On May 1, 2000, the Company completed the sale to Cooper Industries, Inc. for $425.2 million. Final purchase price adjustments increased the sale amount to $430.4 million. The funds received from the sale were used to finance share repurchases, reduce outstanding borrowings and for other general corporate purposes.

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

Operating results for the metal business are included in the Consolidated Statements of Income as net income from discontinued operations. Operating results from discontinued operations for the three and nine month periods ending September 30, 2000 and 1999 are as follows (in thousands):

(10) Acquisitions

In July 2000, the Company acquired the stock of First Medical, Inc. First Medical has developed a rapid immunoassay system that provides results to diagnose acute myocardial infarction. The initial investment is $15 million, with additional payments of up to $40 million if certain contingent sales and income growth targets are met through 2005. In August 2000, the Company acquired the assets of Amelung GmbH for $28 million, which includes an initial payment of $25 million and assumed debt of $3 million. A payment of up to an additional $6 million may be made in mid-2003 if there have been no adverse impacts against the sellers representations at that time. Amelung GmbH uses leading edge technology to develop and manufacture coagulation instruments. The above transactions have been accounted for using the purchase method of accounting. The acquisitions were immaterial for proforma presentation.

(11) Purchased In-Process Research and Development

A one-time pretax charge for purchased in-process research and development (IPR&D) relating to the acquisitions of Amelung GmbH and First Medical, Inc. totaled $6.7 million in the third quarter. IPR&D represents the value assigned to research and development projects of the acquired businesses that had commenced but had not yet been completed at the date of acquisition. It is the Company's belief that the projects in process are currently not technologically feasible and the projects have no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(12) Share Repurchases

At September 30, 2000, the Company had repurchased 23.9 million shares of Common Stock under the Company's authorized repurchase program at an average purchase price of $30.08. Additional purchases in October 2000 brought the total shares repurchased to 24.2 million. In June 2000, the Company's Board of Directors authorized the purchase of an additional 5 million shares bringing the total authorization to 25 million shares. As of October 2000, approximately 0.8 million shares remained available under the repurchase program. The Company expects to continue share repurchases to acquire the remaining 0.8 million shares, but the timing and number of shares repurchased will depend upon market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the Report) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs which involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward looking statements herein, due to, but not limited to, such factors as changes in the business environment in which the Company operates, changes in research funding, uncertainties surrounding government healthcare reform, government regulations applicable to the business, the impact of fluctuations in interest rates and foreign currency exchange rates and the effectiveness of the Company's further implementation of its global software systems. The Company does not undertake any obligation to update these forward looking statements.

Results of Operations

Results for chemical and metal businesses are reported as continuing and discontinued operations, respectively, as a result of the Company's sale of the metal business to Cooper Industries, Inc. For the three months ended September 30, 2000, diluted net income per share from comparable chemical operations before adverse impacts from currency exchange rates and acquisitions made during the quarter rose 21.1% to $.46 per share from $.38 in 1999. For the first nine months, diluted net income per share from comparable operations, excluding adverse impacts from currency exchange and acquisitions made during the third quarter, was $1.39 compared to $1.15 for 1999, an increase of 20.9%. The continual strengthening of the U.S. dollar over the first nine months of 2000 reduced otherwise reportable earnings by $.02 and $.04 in the third quarter and nine month periods, respectively. The acquisitions of First Medical, Inc. and Amelung GmbH in the third quarter of 2000 reduced earnings per share in both the three and nine month periods by $.02. Income from continuing operations including currency exchange impacts and results from acquisitions is $.42 and $1.33 for the third quarter and nine months of 2000, respectively. One-time non-cash charges for purchased in-process research and development further reduced diluted earnings per share in both periods by an additional $.07. Discontinued operations, including a gain on the sale of the B-Line Systems business to Cooper Industries on May 1, 2000, added $2.12 to year-to-date diluted earnings per share.

Chemical sales increased 2.4% to $263.4 million in the third quarter and 3.7% to $815.2 million year-to-date. Excluding the impact of currency exchange rates, sales grew 6.7% for the third quarter and 7.3% for the first nine months of 2000. Overall price gains in the third quarter continued at the three percent pace achieved during the first half of the year, an improvement of almost one percent from the level achieved in 1999. Laboratory product sales, excluding currency impacts, continued to grow at the market rate of approximately five percent. Life science product sales grew more quickly than expected at roughly 15%, excluding currency impacts, reflecting proactive customer contact, ongoing introduction of new products and new cell signaling and life science catalogs distributed during the current and prior quarter. Improved demand from pharmaceutical customers provided low double-digit volume gains in fine chemical sales. Competitive pricing and fewer instrument placements led to a 12% reduction in diagnostic sales for both the quarter and first nine months of 2000.

Cost of sales for the first nine months of 2000 was $363.6 million compared to $354.3 million for the first nine months of 1999, representing 44.6% and 45.1% of sales, respectively. For the third quarter, cost of sales was 45.0% of sales compared to 45.6% in 1999. The improvement in the gross profit rate for both the third quarter and first nine months of 2000 is due to the positive effect of price increases and process improvements, partially offset by increased spending in research and development and higher costs of new facilities.

Selling, general and administrative expenses for the first nine months of 2000 were $283.8 million, or 34.8% of sales, compared to $261.4 million, or 33.3% of sales in 1999. For the third quarter, selling, general and administrative expenses were $96.2 million, or 36.5% of sales, compared to $84.8 million, or 33.0% of sales in 1999. Higher selling, general and administrative expenses in both the first nine months and third quarter is due primarily to the cost of new catalogs, sales and marketing initiatives associated with the Company's strategic plan and continuing investments in information systems and the Web site.

Net interest expense for the first nine months of 2000 was $3.9 million compared to net interest income of $0.4 million in 1999. For the quarter, net interest expense was $0.1 million compared to net interest income of $0.6 million in 1999. The increase in interest expense for the first nine months is a result of borrowings for share repurchases and acquisitions. Interest expense was negligible in the third quarter as interest expense on increased borrowings for share repurchases and acquisitions was almost entirely offset by interest income from a variety of non-recurring sources.

Net income from continuing operations for the first nine months of 2000 was $107.5 million compared to $115.9 million in 1999, or a decline of 7.2%. For the quarter, net income from continuing operations was $27.9 million compared to $38.0 million, or a decline of 26.6%. For the quarter, improvements in gross margin were offset by investments related to the Company's strategic plan for enhanced growth. Additionally, the strengthening of the U.S. dollar has reduced net income for the quarter and year-to-date. Purchased in-process research and development for the first nine months and the third quarter reduced net income by $5.6 million.

Liquidity and Capital Resources

Net cash provided by operating activities is $112.8 million compared to $177.7 million in 1999. The decrease in cash provided by operating activities compared to the prior year is primarily due to an increase in inventory due to recent acquisitions and intentional inventory build to support new product launches and growth in our life sciences and international business. Additionally, income tax payments for the first nine months of 2000 decreased cash provided by operating activities.

Investing activities increased cash by approximately $340.8 million for the first nine months of 2000 compared to a decrease of $72.1 million in the same period last year due primarily to the sale of the B-Line Systems metal business for $430.4 million. Acquisitions and net property additions partially offset the increase due to the sale of B-Line. Cash received from the sale was used to reduce outstanding borrowings, continue share repurchases and for other corporate purposes.

Financing activities decreased cash by $454.4 million in the nine months ending September 30, 2000. The primary contributors were the purchase of treasury stock of $631.6 million offset by an increase in short-term borrowings and long-term debt of $88.1 million and $100.0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial Derivatives

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign exchange rates. It is the Company's objective to minimize the impact of foreign exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to manage the risks associated with certain receivables and payables denominated in foreign currencies in order to stabilize the value of receivables and payables.

Most of the contracts are single currency. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force are typically offset by transaction gains and losses, with net gains and losses included in selling, general, and administrative expenses. The market risk of foreign currency rate changes represents the potential loss in fair value of net currency positions due to adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2 (a) Sale and Purchase Agreement dated March 27, 2000 by and among Sigma-Aldrich Corp., a Delaware corporation ("SIAL"), Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-Aldrich Canada Ltd., a corporation organized under the laws of Canada ("Sigma Canada"), Sigma- Aldrich Company Ltd.,a corporation organized under the laws of the United Kingdom ("Sigma UK"), Sigma-Aldrich Chemie GmbH, a corporation organized under the laws of Germany ("Sigma Germany"), Cooper Industries, Inc., an Ohio corporation ("Cooper"), CBL Acquisition Corp., a Delaware corporation ("CBL") and Cooper Technologies Company, a Delaware Corporation ("CTC", and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany, Cooper and CBL, the "Parties") Sigma-Aldrich Corporation, Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich Company Ltd., Sigma-Aldrich Chemie GmbH, as sellers and Cooper Industries, Inc., CBL Acquisition Corp., Cooper Technologies Company, as buyers (schedules omitted). - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the period ended March 31, 2000, Commission File number 0-8135.

2 (b) First Amendment to the Sale and Purchase Agreement - Incorporated by reference to Exhibit 2(b) of Form 10-Q for the period ended March 31, 2000, Commission File number 0-8135.

3 (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

3 (b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(a) of form 8-K filed on December 22, 1999, Commission File number 0-8135

(4) Instruments defining the rights of security holders, including indentures - Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.- Incorporated by reference to Exhibit 1 of Form 8 - A12(g) filed on August 10, 2000, Commission File number 0-8135

10 (j) Share Option Plan 2000 - Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File number 0-8135. 10 (k) B-Line Systems Metal Business Sale and Purchase Agreement - Incorporated by reference to Item 2 of Form 8-K filed on May 15, 2000 Commission File number 0-8135.

(27) Financial Data Schedule

(b) Adoption of Rights Plan: On August 8, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan. The terms of such plan and the Common Stock Purchase Rights that were issued in connection with the implementation of such plan are described in the Company's Current Report on Form 8-K, dated August 8, 2000 and filed with the Securities and Exchange Commission on August 11, 2000, which description is incorporated herein by reference Commission File Number 0- 8135.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By /s/ Karen J. Miller	November 14, 2000
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)