Form 10-Q/A
period 2000-09-30
SIGMA ALDRICH CORP
filed 2001-03-27
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q/A

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_________ September 30, 2000______________

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to___________________

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

Yes X No___

There were 77,217,448 shares of the Company's $1.00 par value common stock outstanding on October 31, 2000.

The undersigned registrant hereby amends this filing, replacing the graphic presentation with information prepared in an HTML format.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                Sigma-Aldrich Corporation
                      Consolidated Statements of Income (unaudited)
                         (in thousands except per share amounts)

                                                    Three Months           Nine Months
                                              Ended September 30,    Ended September 30,
                                                 2000     1999       2000       1999

Net Sales                                     $263,417 $257,166     $815,207  $785,814
  Cost of products sold                        118,469  117,202      363,640   354,338
------------------------------------------------------------------------------------------
Gross Profit                                   144,948  139,964      451,567   431,476
  Selling, general and administrative expenses  96,231   84,809      283,837   261,405
  Purchased in-process research and development  6,700        -        6,700         -
  Interest, net                                    127     (552)       3,863      (424)
------------------------------------------------------------------------------------------
Income from continuing operations before
 income taxes                                   41,890   55,707      157,167   170,495
  Provision for income taxes                    13,944   17,661       49,680    54,572
------------------------------------------------------------------------------------------
Net income from continuing operations           27,946   38,046      107,487   115,923
Net income from discontinued operations              -    6,200       10,081    17,351
Gain on sale of discontinued operations,
 net of taxes                                         -        -      171,787         -
------------------------------------------------------------------------------------------
Net income                                     $27,946  $44,246      $289,355 $133,274
==========================================================================================
Net income per share - Basic
  Net income from continuing operations         $ 0.35   $ 0.38       $ 1.26    $ 1.15
  Net income from discontinued operations            -     0.06         0.12      0.17
  Gain on sale of discontinued operations,
    net of taxes                                     -        -         2.01        -
-----------------------------------------------------------------------------------------
  Net income                                    $ 0.35   $ 0.44       $ 3.39    $ 1.32
=========================================================================================
Net income per share - Diluted
  Net income from continuing operations         $ 0.35   $ 0.38       $ 1.26    $ 1.15
  Net income from discontinued operations            -     0.06         0.12      0.17
  Gain on sale of discontinued operations,
    net of taxes                                     -        -         2.00         -
-----------------------------------------------------------------------------------------
  Net income                                    $ 0.35   $ 0.44       $ 3.38    $ 1.32
=========================================================================================
Weighted average number of shares outstanding
 - Basic                                        79,929  100,861       85,431   100,773
=========================================================================================
Weighted average number of shares outstanding
 - Diluted                                      80,121  101,522       85,636   101,292
=========================================================================================
Dividends per share                           $ 0.0775 $ 0.0725      $ 0.2325 $ 0.2175
=========================================================================================
See accompanying notes to consolidated financial statements

                                Sigma-Aldrich Corporation
                               Consolidated Balance Sheets
                                      (in thousands)

                                                             September 30,  December 31,
                                                                2000         1999
                                                             (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                  $ 39,604       $ 43,847
  Accounts receivable, net of allowance for doubtful accounts 196,874        193,471
  Inventories                                                  429,928        408,518
  Other current assets                                          55,138         59,774
  Net current assets of discontinued operations                     -         68,961
---------------------------------------------------------------------------------------
    Total current assets                                       721,544        774,571
---------------------------------------------------------------------------------------
Property, plant and equipment:
  Land                                                          34,116         34,534
  Buildings and improvements                                  326,912        328,275
  Machinery and equipment                                     441,893        427,820
  Construction in progress                                     69,124         53,636
  Less - Accumulated depreciation                            (393,633)      (362,529)
---------------------------------------------------------------------------------------
    Net property, plant and equipment                         478,412        481,736
---------------------------------------------------------------------------------------
Goodwill, net                                                  117,255         90,938
Other assets 18,242  18,569
Net noncurrent assets of discontinued operations                    -         66,187
---------------------------------------------------------------------------------------
    Total assets                                            $1,335,453     $1,432,001
=======================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                109,103         20,665
  Current maturities of long-term debt                             15            143
  Accounts payable                                              50,358         41,995
  Accrued payroll and payroll taxes                            25,864         20,890
  Accrued income taxes                                          62,483              -
  Other accrued expenses                                        46,618         21,919
---------------------------------------------------------------------------------------
    Total current liabilities                                 294,441        105,612
---------------------------------------------------------------------------------------
Long-term debt                                                 100,175            205
Deferred postretirement benefits                               43,970         42,931
Deferred compensation                                            6,173          6,128
Other liabilities                                               15,384         17,774

Stockholders' equity:
  Common stock, $1.00 par value, 200,000 shares authorized,
   101,056 and 100,905 shares issued, respectively            101,056        100,905
  Capital in excess of par value                               39,129         35,783
  Common stock in treasury, at cost, 23,648 and 2,613 shares
   respectively                                               (709,429)       (77,785)
  Retained earnings                                          1,509,005      1,240,184
  Accumulated other comprehensive loss                        (64,451)       (39,736)
---------------------------------------------------------------------------------------
    Total stockholders' equity                                875,310      1,259,351
---------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity             $1,335,453     $1,432,001
=======================================================================================
See accompanying notes to consolidated financial statements

                                Sigma-Aldrich Corporation
                    Consolidated Statements of Cash Flows (unaudited)
                                    (in thousands)

                                                        Nine Months Ended September 30,
                                                              2000         1999

Cash flows from operating activities:
  Net Income                                                $289,355       $133,274
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                            51,330         52,577
    Gain on sale of discontinued operations                (171,787)             -
    Deferred income taxes                                     (8,041)           424
    Postretirement benefits expense, net                        900          3,750
    Deferred compensation, net                                  550           (107)
  Change in assets and liabilities:
    Increase in accounts receivable                         (12,556)       (27,514)
    Increase in inventories                                 (33,146)        (6,756)
    Other                                                     (3,842)        22,072
-------------------------------------------------------------------------------------
      Net cash provided by operating activities             112,763        177,720
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Property, plant and equipment additions, net              (46,969)       (67,902)
  Proceeds from sale of discontinued operations              430,389             -
  Acquisition of businesses, net of cash acquired           (41,206)             -
  Other, net                                                  (1,390)        (4,194)
-------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities   340,824        (72,096)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
  Issuance (repayment) of notes payable                      88,076        (22,317)
  Issuance of long-term debt                                100,000              -
  Repayment of long-term debt                                    (5)           (22)
  Payment of dividends                                       (19,682)       (21,919)
  Stock repurchases                                         (631,644)             -
  Exercise of employee stock options                          8,884          5,665
-------------------------------------------------------------------------------------
      Net cash used in financing activities                (454,371)       (38,593)
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                      (3,459)          (555)
-------------------------------------------------------------------------------------
Net change in cash and cash equivalents                      (4,243)        66,476

Cash and cash equivalents at January 1                       43,847         24,345
-------------------------------------------------------------------------------------
Cash and cash equivalents at September 30                   $39,604        $90,821
=====================================================================================
Supplemental disclosures of cash flow information:
  Income taxes paid                                         $103,167        $45,781
  Interest paid, net of capitalized interest                 $5,941         $1,688

See accompanying notes to consolidated financial statements

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

(2) Inventories

The principal categories of inventories are (in thousands):

                                                 September 30,  December 31,
                                                   2000         1999

                        Finished goods             $359,597      $342,351

                        Work in process              20,566        18,556

                        Raw materials                49,765        47,611
                        --------------------------------------------------
                        Total                      $429,928      $408,518
                        ==================================================

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

Long-term debt consists of the following (in thousands):

                                                September 30,    December 31,
                                                    2000          1999

                        Total                     $100,190         $ 348

                        Less-current maturities        (15)         (143)
                        --------------------------------------------------
                                                   $100,175         $ 205
                        ==================================================

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

Reconciliation of Earnings and Shares

                                                  Three Months           Nine Months
                                               Ended September 30,    Ended September 30,
                                                 2000     1999        2000       1999

Net income available to common shareholders
  Net income from continuing operations        $27,946   $38,046     $107,487   $115,923
  Net income from discontinued operations             -    6,200       10,081     17,351
  Gain on sale of discontinued operations,
    net of taxes                                       -        -      171,787          -
-----------------------------------------------------------------------------------------------
  Net income                                   $27,946   $44,246      $289,355   $133,274
===============================================================================================
Weighted average shares
  Basic shares                                  79,929   100,861        85,431    100,773
  Effect of dilutive securities - options
    outstanding                                    192       661           205        519
-----------------------------------------------------------------------------------------------
  Diluted shares                                80,121   101,522        85,636    101,292
===============================================================================================
Net income per share - Basic
  Net income from continuing operations         $ 0.35    $ 0.38        $ 1.26     $ 1.15
  Net income from discontinued operations            -      0.06          0.12       0.17
  Gain on sale of discontinued operations,
    net of taxes                                     -         -          2.01          -
-----------------------------------------------------------------------------------------------
  Net income                                    $ 0.35    $ 0.44        $ 3.39      $1.32
===============================================================================================
Net income per share - Diluted
  Net income from continuing operations         $ 0.35    $ 0.38        $ 1.26     $ 1.15
  Net income from discontinued operations             -     0.06          0.12       0.17
  Gain on sale of discontinued operations,
    net of taxes                                       -        -          2.00          -
-----------------------------------------------------------------------------------------------
  Net income                                   $ 0.35    $ 0.44         $ 3.38      $1.32
===============================================================================================

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

(8) Company Operations By Geographic Segment

The Company's continuing operations by geographic segment are as follows:

                                                  Three Months              Nine Months
                                             Ended September 30,      Ended September 30,
                                               2000       1999        2000       1999

Net sales to unaffiliated customers:
      United States                         $133,830   $128,564     $402,169   $382,862
        International                        129,587    128,602      413,038    402,952
Net intercompany sales between
  geographic areas:
      United States                           56,258     54,395      179,362    163,074
      International                           16,815     15,928       38,833     31,909
      Eliminations                           (73,073)   (70,323)    (218,195)  (194,983)
-------------------------------------------------------------------------------------------
        Total                               $263,417   $257,166     $815,207   $785,814
===========================================================================================
Income before provision for income taxes:
      United States                          $40,480    $48,038     $137,831   $137,864
      International                            1,410      8,060       19,336     32,211
      Eliminations                                 -       (391)           -        420
-------------------------------------------------------------------------------------------
        Total                                $41,890    $55,707     $157,167   $170,495
===========================================================================================
Identifiable assets:
      United States                                                  $831,770   $859,830
      International                                                   555,981    541,648
      Eliminations                                                    (52,298)   (40,094)
      Net assets from discontinued
        operations                                                          -    152,446
-------------------------------------------------------------------------------------------
        Total                                                      $1,335,453 $1,513,830
===========================================================================================

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

Operating results for the metal business are included in the Consolidated Statements of Income as net income from discontinued operations. Operating results from discontinued operations for the three and nine month periods ending September 30, 2000 and 1999 are as follows (in thousands):

                                Three Months              Nine Months
                             Ended September 30,       Ended September 30,
                              2000         1999       2000         1999

          Net sales               -        $66,697      $101,093     $189,403
          ======================================================================
          Income before taxes     -         $9,841       $16,002      $27,541
          Income taxes            -          3,641         5,921       10,190
          ----------------------------------------------------------------------
          Net income              -         $6,200       $10,081      $17,351
          ======================================================================

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
      2 (a) Sale and Purchase Agreement dated March 27, 2000 by and among Sigma-Aldrich Corp., a Delaware corporation ("SIAL"), Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-Aldrich Canada Ltd., a corporation organized under the laws of Canada ("Sigma Canada"), Sigma-Aldrich Company Ltd., a corporation organized under the laws of the United Kingdom ("Sigma UK"), Sigma-  Aldrich Chemie GmbH, a corporation organized under the laws of Germany ("Sigma Germany"), Cooper Industries, Inc., an Ohio corporation ("Cooper"), CBL Acquisition Corp., a Delaware corporation ("CBL") and Cooper Technologies Company, a Delaware Corporation ("CTC", and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany, Cooper and CBL, the "Parties") Sigma-Aldrich Corporation, Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich Company Ltd., Sigma-Aldrich Chemie GmbH, as         sellers and Cooper Industries, Inc., CBL Acquisition Corp., Cooper Technologies Company, as buyers (schedules omitted).  - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the period ended March 31, 2000, Commission File number 0-8135.
      2 (b) First Amendment to the Sale and Purchase Agreement - Incorporated by reference to Exhibit 2(b) of Form 10-Q for the period ended March 31, 2000, Commission File number 0-8135.
      3 (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.
      3 (b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(a) of form 8-K filed on December 22, 1999, Commission File number 0-8135
     (4) Instruments defining the rights of security holders, including indentures - Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B.  Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.  - Incorporated by reference to Exhibit 1 of Form 8 - A12(g) filed on August 10, 2000, Commission File number 0-8135
     10 (j) Share Option Plan 2000 - Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File number 0-8135.
     10 (k) B-Line Systems Metal Business Sale and Purchase Agreement - Incorporated by reference to Item 2 of Form 8-K filed on May 15, 2000 Commission File number 0-8135.

    (27) Financial Data Schedule

(b) Adoption of Rights Plan:  On August 8, 2000, the Company's Board of Directors adopted a Stockholder Rights Plan.  The terms of such plan and the Common Stock Purchase Rights that were issued in connection with the implementation of such plan are described in the Company's Current Report on Form 8-K, dated August 8, 2000 and filed with the Securities and Exchange Commission on August 11, 2000, which description is incorporated herein by reference Commission File Number 0-8135.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	March 27, 2001
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)