Form 10-K
period 2000-12-31
SIGMA ALDRICH CORP
filed 2001-03-28
CIK 90185

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                              ------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _________________

                        Commission file number    0-8135
                                               ---------

                           SIGMA-ALDRICH CORPORATION
================================================================================
(Exact name of Registrant as specified in its charter)


             Delaware                                     43-1050617
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                          63103
-----------------------------------------              -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            314-771-5765
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                             (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No___
                                                   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant:

         $3,283,554,488                                    March 2, 2001
-------------------------------                   ------------------------------
             Value                                       Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 2, 2001 was 75,399,947.

================================================================================

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference   Parts of Form 10-K into which Incorporated
-----------------------------------   ------------------------------------------
Pages 16-36 of the Annual Report to
Shareholders for the year ended
 December 31, 2000                                Parts I, II and IV

Proxy Statement for the 2001 Annual
 Meeting of Shareholders                          Part III

The Index to Exhibits is located on page F-3 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs which involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as changes in prices and the competitive business environment, other changes in the business environment in which the Company operates, changes in research funding, uncertainties surrounding government healthcare reform, government regulations applicable to the business, the impact of fluctuations in interest rates and foreign currency exchange rates and the effectiveness of the Company's further implementation of its global software systems. The Company does not undertake any obligation to update these forward-looking statements.

                                    PART I
--------------------------------------------------------------------------------

Item 1.  Business.
--------------------------------------------------------------------------------

(a)  General development of business.
--------------------------------------------------------------------------------

Sigma-Aldrich Corporation ("the Company") was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 ("Reorganization"), the Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company ("Sigma"), and Aldrich Chemical Company, Inc. ("Aldrich"), both of which had operated continuously for more than 20 years prior to the Reorganization. The Company's principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri, 63103.

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications. The purchase price was $35.6 million.

In August 2000, the Company acquired the assets of Amelung GmbH for $28 million, which included an initial payment of $25 million and assumed debt of $3 million. A payment of up to an additional $6 million may be made in mid-2003 if there have been no adverse impacts against the seller's representations at that time. Amelung GmbH uses leading edge technology to develop and manufacture coagulation analyzer instruments.

In July 2000, the Company acquired the stock of First Medical, Inc. First Medical has developed a rapid immunoassay system that provides results to diagnose acute myocardial infarction. The initial investment is $15 million, with additional payments required if certain contingent sales and income growth targets are met through 2005.

In May 2000, the Company acquired the stock of ARK Scientific GmbH for $2 million. ARK is among the leading manufacturers and suppliers of custom synthetic DNA (oligonucleotides or "oligos") to life science researchers in Europe.

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

(b)  Financial information about segments.
--------------------------------------------------------------------------------

Information concerning the Company's business units is provided in note 12 on page 30 of the 2000 Annual Report which is incorporated herein by reference.

(c)  Narrative description of business.
--------------------------------------------------------------------------------

The Company develops, manufactures and distributes the broadest range of high quality biochemicals, organic chemicals, chromatography products and diagnostic reagents available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the chemical industry and for the diagnosis of disease. The Company operates in 33 countries, lists more than 85,000 chemical products and distributes these products in over 160 countries.

The Company renamed the two research-based sales units to more accurately reflect their capabilities and focused markets. The sales unit formerly known as Laboratory Products has become Scientific Research and the former Life Science unit is now named Biotechnology. These units represent over three-fourths of the Company's sales and drive the Company's overall business mix, roughly 75% of which is to customers in the life sciences and 25% of which is to customers using our products in a broad variety of high technology applications. The Fine Chemical and Diagnostic sales units did not change names.

Products:

The Company's life science products are used in many applications and disciplines including molecular biology, cell biology, cell culture, protein analysis and chromatography, DNA sequencing and gene studies. Approximately 75% of the products supplied through the Scientific Research unit consist of biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. The remaining 25% of the Scientific Research products are complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. The products marketed through the Biotechnology unit are biochemicals and kits used in biotechnology, genomic and proteomic research and chromotography applications. Additional products supplied in Biotechnology relate to the areas of immunology, cell culture, molecular biology and cell signaling. The Fine Chemicals unit is a medium-sized supplier of large scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology and diagnostic companies. The Diagnostics unit is a niche supplier of diagnostic reagents and instruments used in the diagnosis of disease. The main focus for diagnostics is in clinical chemistry, coagulation and immunochemistry, including coagulation analyzers and point-of-care cardiac testing. Customers for the Company's diagnostic reagents and equipment include hospitals, doctor and commercial laboratories and universities.

Status of products:

Due to continuing developments in life science and other scientific research, there can be no assurance of a continuing market for each of the Company's products. However, through ongoing reviews of technical literature, along with regular communications with customers, the Company's goal is to keep abreast of the trends in research and diagnostic techniques. This information, along with its own research technology, determines the Company's development of improved and/or additional products.

Sales and Distribution:

During the year ended December 31, 2000, products were sold to approximately 60,000 customers, including hospitals, universities, pharmaceutical companies and clinical laboratories as well as private and governmental research laboratories. Small orders in laboratory quantities averaging approximately $300 accounted for 76% of the Company's sales. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for 17% of sales. The Company also packages certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products account for 7% of the Company's sales.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone ("collect" or on "toll-free" WATS lines) or via its homepage on the World Wide Web (www.sigma-aldrich.com) for technical staff consultation or for placing orders. Shipments are made six days a week from St. Louis, Milwaukee, the United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels required to maintain this policy.

Production and Purchasing:

The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Houston, Texas; Bellefonte, Pennsylvania; Germany, Israel, Switzerland and the United Kingdom. A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are over 85,000 products listed in the Sigma, Aldrich, Fluka/Riedel-de Haen and Supelco catalogs, of which the Company produces approximately 40,000, or roughly 50% of the products sold. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

No one supplier accounts for more than 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs, although no assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents and Trademarks:

The Company holds approximately 150 patents and has roughly 400 licensing agreements worldwide. The Company's significant trademarks are the brand names, "Sigma", "Aldrich", "Fluka", "Riedel-de Haen" and "Supelco". The brands are marketed through business units called "Sigma-Aldrich Scientific Research", Sigma-Aldrich Biotechnology", "Sigma-Aldrich Fine Chemicals" and "Sigma Diagnostics". Their related registered logos, which have various expiration dates, are expected to be renewed indefinitely.

Dependence on a single customer or product:

During the year ended December 31, 2000, no single customer or product accounted for more than 2% of the Company's net sales.

Backlog:

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited back-log. Individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal quantities specify a future delivery date which can create a small backlog, however on December 31, 2000 and 1999, the back-log of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2000 back-log will be shipped during 2001.

Competition:

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

In all product areas the Company competes primarily on the basis of customer service, product quality and price. The Company markets its chemical products through its four business units: Scientific Research, Biotechnology, Fine Chemicals and Diagnostics. The Company has over 3,500,000 catalogs in the market place for the year 2000 for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands to customers and potential customers throughout the world. This is supplemented with advertisements in chemical and other scientific journals, through the use of direct mailing of special product brochures and by personal visits by sales and technical representatives with customers.

Compliance with regulations:

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS's and the quantities of hazardous materials in the Company's possession.

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

Number of persons employed:

The Company had 6,218 employees as of December 31, 2000. The total number employed in the United States was 3,445 with the remaining 2,773 employed by the Company's foreign subisidaries. The Company employs over 2,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 300 with Ph.D. degrees.

(d)  Financial information about geographic areas.
--------------------------------------------------------------------------------

Information concerning geographic segments for the years ended December 31, 2000, 1999 and 1998, is located in Note 12 to the consolidated financial statements on page 30 of the 2000 Annual Report which is incorporated herein by reference.

In the year ended December 31, 2000, approximately 55% of the Company's sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries (noted in Exhibit 21) organized in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland and the United Kingdom.

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

The Company's international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 2000, approximately 12% of the Company's United States operations' chemical purchases were from international suppliers.

(e)  Executive Officers of the Registrant.
--------------------------------------------------------------------------------

Information regarding executive officers is contained in Part III, Item 10, and is incorporated herein by reference.

Item 2.  Properties.
--------------------------------------------------------------------------------

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

                                  Building Area
                    Land Area       (Sq. Ft.)
    Country          (Acres)      (In thousands)                 Function
    -------          -------       ------------                  --------
United States             1,532           4,076   admin., production, warehousing, distrib.
Germany                      45             587   admin., production, warehousing, distrib.
Switzerland                  13             383   admin., production, warehousing, distrib.
United Kingdom              242             317   admin., production, warehousing, distrib.
Israel                        5             132   admin., production, warehousing, distrib.
All Other                    33             413   admin., warehousing, distrib.
                          -----           -----
Total                     1,870           5,908

Percent Owned       88%
Percent Leased      12%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in selected markets.

Item 3.  Legal Proceedings.
--------------------------------------------------------------------------------

There are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

No matters were submitted by the Registrant to the stockholders for a vote during the fourth quarter of 2000.

                                    PART II
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

Information concerning market price of the Registrant's Common Stock and related shareholder information for the years ended December 31, 2000 and 1999 is located on page 36 of the 2000 Annual Report which is incorporated herein by reference.

As of March 2, 2001, there were 1,369 record holders of the Registrant's Common Stock.

Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis
--------------------------------------------------------------------------------
of Financial Condition and Results of Operations, Qualitative and Quantitative
------------------------------------------------------------------------------
Disclosures about Market Risk and Financial Statements and Supplementary Data.
------------------------------------------------------------------------------

The information required by Items 6 through 8 is incorporated herein by reference to pages 16-36 of the 2000 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 2000 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

Not applicable.

                                   PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" and section 16(a) "Beneficial Ownership Reporting Compliance" of the 2001 Proxy Statement is incorporated herein by reference.

--------------------------------------------------------------------------------

     The executive officers of the Registrant are:


     Name of Executive Officer   Age  Positions and Offices Held
     -------------------------   ---  --------------------------

     Larry S. Blazevich          53   Vice President, Chief Information Officer
     Terry R. Colvin             45   Vice President, Human Resources
     David R. Harvey             61   Chairman, President and Chief Executive
                                      Officer
     Michael R. Hogan            48   Chief Financial Officer, Chief
                                      Administrative Officer and Secretary
     David W. Julien             46   President, Biotechnology
     Rodney Kelley               46   Vice President, Safety and Compliance
     James W. Meteer             50   Vice President, Quality Systems

     Karen J. Miller             43   Controller
     Robert Monaghan             54   President, Diagnostics
     Jai Nagarkatti              53   President, Fine Chemicals
     Kirk A. Richter             54   Treasurer
     Frank D. Wicks              47   President, Scientific Research

There is no family relationship between any of the officers or directors.

Mr. Blazevich joined Sigma-Aldrich in April 1996 as Director of Information Services and was elected Vice President, Information Services and Chief Information Officer in June 1996. Previously, Mr. Blazevich was employed with Thomas and Betts, an electrical manufacturing company, for sixteen years where he served as Vice President of Information Services from 1988-1996.

Mr. Colvin was elected Vice President, Human Resources of the Company in March 1998. He served as Vice President, Human Resources at Sigma from January 1995 to February 1998.

Dr. Harvey has been Chairman of the Board since January 2001 and became Chief Executive Officer of the Company in November 1999. He served as the Chief Operating Officer of the Company for more than five years until November 1999. He was elected President of the Company in March 1995 after serving as Executive Vice President for more than five years.

Mr. Hogan joined Sigma-Aldrich in April 1999 as Vice President and Chief Financial Officer. Since then, his duties have been expanded to include leadership of the Human Resources, Information Systems and Quality functions when he was named Chief Administrative Officer in November 1999. Before joining the Company, Mr. Hogan served as Corporate Vice President and Controller of Monsanto Company from January of 1996 through March of 1999. Prior to joining Monsanto, he held a number of senior management positions for ten years at General American Life Insurance Company, including serving as Chairman and Chief Executive Officer of Cova Corporation from January through December 1995 and as President of GenCare Health Systems, Inc. from March 1990 through January 1995.

Mr. Julien was named President of the Biotechnology division in November 1999. Previously he served as President of Sigma from August 1998 to November 1999 and as Vice-President-Sigma from November 1995 to August 1998.

Mr. Kelley was elected Vice President of Safety and Compliance in August of 1998. He served as Director of Safety for over four years prior to August 1998.

Mr. Meteer was elected Vice President, Quality of the Company in September 1996 after serving as Director of Quality since 1995.

Ms. Miller joined Sigma-Aldrich as Controller in May 1997. Previously, Ms. Miller was employed as Controller of several divisions at Allergan, Inc. for more than five years until February 1997.

Mr. Monaghan joined Sigma-Aldrich in July 1998 as President of Sigma Diagnostics. Previously, Mr. Monaghan was employed as Vice-President of Dade Behring and Vice-President of Behring Diagnostics from October 1997 to July 1998 and from April 1991 to October 1997, respectively.

Dr. Nagarkatti was named President of the Fine Chemicals division in November 1999. Previously, he had served as President of Aldrich for more than five years.

Mr. Richter was elected Treasurer in May 1997 after serving as Controller for more than five years.

Dr. Wicks was named President of the Scientific Research division in November 1999. He served as Vice President of Operations from August 1998 until November 1999. Previously, he served as President of Sigma for five years.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.


Item 11.  Executive Compensation.
--------------------------------------------------------------------------------

Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 2001 Proxy Statement is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 2001 Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1.  Financial Statements.

          See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 2000 Annual Report listed in such Index or referred to in Items 1 through 5 are incorporated herein by reference.

     2.  Financial Statement Schedules.

          See Index to Financial Statements and Schedules on page F-1 of this report.

     3.  Exhibits.

          See Index to Exhibits on page F-3 of this report.

(b)  Reports on Form 8-K:

     None filed in the fourth quarter.

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

                  By /s/     Karen J. Miller                     March 28, 2001
                     --------------------------------------      --------------
                     Karen J. Miller, Controller                          Date


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David R. Harvey, Karen J. Miller, Kirk A. Richter and Michael R. Hogan and each of them (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          By    /s/  David R. Harvey                           March 28, 2001
                ------------------------------------------     --------------
                David R. Harvey, Director, Chairman of the          Date
                Board, President and Chief Executive
                Officer

          By    /s/  Karen J. Miller                           March 28, 2001
                ------------------------------------------     --------------
                Karen J. Miller, Controller                         Date

          By    /s/  Michael R. Hogan                          March 28, 2001
                ------------------------------------------     --------------
                Michael R. Hogan, Chief Financial Officer,          Date
                Chief Administrative Officer and Secretary

          By    /s/  D. Dean Spatz                             March 28, 2001
                ------------------------------------------     --------------
                D. Dean Spatz, Director                             Date

          By    /s/  Nina Fedoroff                             March 28, 2001
                ------------------------------------------     --------------
                Nina Fedoroff, Director                             Date

          By    /s/  Andrew E. Newman                          March 28, 2001
                ------------------------------------------     --------------
                Andrew E. Newman, Director                          Date

          By    /s/  Jerome W. Sandweiss                       March 28, 2001
                ------------------------------------------     --------------
                Jerome W. Sandweiss, Director                       Date

                  SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------

                                                  Page Number
                                                   Reference
                                                ---------------
                                                 Annual Report
                                                to Shareholders
                                                ---------------
Selected financial data for the years
  2000, 1999, 1998, 1997 and 1996                     36

Management's discussion and analysis                  16

Market risk disclosure                                19

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets
     December 31, 2000 and 1999                       22

  Consolidated statements for the years
     ended December 31, 2000, 1999 and 1998
       Income                                         21
       Stockholders' Equity                           23
       Cash Flows                                     24

  Notes to consolidated financial statements          25

  Report of independent public accountants            35


FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

INDEX TO EXHIBITS
-----------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K:

Exhibits
--------

2    (a)  Sale and Purchase Agreement dated March 27, 2000 by and among Sigma-
          ---------------------------
          Aldrich Corporation, a Delaware corporation ("SIAL"), Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-Aldrich Canada Ltd., a corporation organized under the laws of Canada ("Sigma Canada"), Sigma-Aldrich Company Ltd., a corporation organized under the laws of the United Kingdom ("Sigma UK"), Sigma-Aldrich Chemie GmbH, a corporation organized under the laws of Germany("Sigma Germany"), Cooper Industries, Inc., an Ohio corporation ("Cooper"), CBL Acquisition Corp., a Delaware corporation ("CBL") and Cooper Technologies Company, a Delaware Corporation ("CTC", and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany, Cooper and CBL, the "Parties") Sigma-Aldrich Corporation, Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich Company Ltd., Sigma-Aldrich Chemie GmbH, as sellers and Cooper Industries, Inc., CBL Acquisition Corp., Cooper Technologies Company, as buyers (schedules omitted). - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the period ended March 31, 2000, Commission File number 0-8135.

     (b)  First Amendment to the Sale and Purchase Agreement - Incorporated by
          --------------------------------------------------
          reference to Exhibit 2(b) of Form 10-Q for the period ended March 31, 2000, Commission File number 0-8135.

3    (a)  Certificate of Incorporation and Amendments - Incorporated by
          -------------------------------------------
          reference to Exhibit 3(a) of Form 10-Q Filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

     (b)  By-Laws as amended - Attached as exhibit 3 (b)
          ------------------

4         Instruments Defining the Rights of Shareholders, Including Indentures:

     (a)  Certificate of Incorporation and Amendments    See Exhibit 3(a) above.

     (b)  By-Laws as amended February 20, 2001           See Exhibit 3(b) above.

     (c)  Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich
          ------ ---------
          Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after public announcement that a person or group (except for certain exempted persons or groups) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.-Incorporated by reference to Exhibit 1 of Form 8 - A12(g) filed on August 10, 2000, Commission File number 0-8135.

     (d) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10        Material Contracts:

     (a)  Third Amendment and Restatement of the Incentive Stock Bonus Plan* -
          -----------------------------------------------------------------
          10(d) of Form 10-K filed for the Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1996, Commission File Number 0-8135.

     (b)  Share Option Plan of 1987* - Incorporated by reference to Exhibit
          -------------------------
          10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

     (c)  First Amendment to Share Option Plan of 1987*  - Incorporated by
          --------------------------------------------
          reference to Exhibit 10(e) of Form 10-K filed for the Year ended December 31, 1992, Commission File Number 0-8135.

     (d)  Second Amendment to Share Option Plan of 1987* - Incorporated by
          ----------------------------------------------
          reference to Exhibit 10(f) of Form 10-K filed for the Year ended December 31, 1994, Commission File Number 0-8135.

     (e)  Third Amendment to Share Option Plan of 1987* - See exhibit 10 (e)
          --------------------------------------------

     (f)  Fourth Amendment to Share Option Plan of 1987* - See exhibit 10 (f)
          ---------------------------------------------

     (g)  Employment Agreement with former Chairman Carl T. Cori*(Similar
          --------------------
          Employment Agreements also exist with David R. Harvey, Larry S. Blazevich, Terry R. Colvin, Michael R. Hogan, David W. Julien, Rodney
          L. Kelley, James W. Meteer, Karen J. Miller, Robert Monaghan, Jai P. Nagarkatti, Kirk A. Richter and Frank D. Wicks)Incorporated by reference to Exhibit 10 (f) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

     (h)  Share Option Plan of 1995* - Incorporated by reference to Appendix A
          -------------------------
          of the Company's Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.


     (i)  First Amendment to Share Option Plan of 1995* - See exhibit 10 (i)
          --------------------------------------------

     (j)  Second Amendment to Share Option Plan of 1995* - See exhibit 10 (j)
          ---------------------------------------------

     (k)  Third Amendment to Share Option Plan of 1995* - See exhibit 10 (k)
          ---------------------------------------------

     (l)  Fourth Amendment to Share Option Plan of 1995* - See exhibit 10 (l)
          ---------------------------------------------

     (m)  Fifth Amendment to Share Option Plan of 1995* - See exhibit 10 (m)
          --------------------------------------------

     (n)  Directors' Nonqualified Share Option Plan of 1998* - Incorporated by
          -------------------------------------------------
          reference to Exhibit A of the Company's Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135

     (o)  First Amendment to Directors' Nonqualified Share Option Plan of 1998*
          --------------------------------------------------------------------
          - See exhibit 10 (o)

     (p)  Share Option Plan of 2000* - Incorporated by reference to Appendix A
          -------------------------
          of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(11) Statement Regarding Computation of Net Earnings Per Share- Incorporated by
     ---------------------------------------------------------
     reference to the information on net earnings per share included in Note 15 to the Company's 2000 financial statements filed as Exhibit 13 below.

(13) Pages 16-36 of the Annual Report to Shareholders for the year ended
     ------------------------------------------------
     December 31,  2000 - See Exhibit 13.

(21) Subsidiaries of Registrant - See Exhibit 21.
     --------------------------

(23) Consent of Independent Public Accountants - See Exhibit 23.
     -----------------------------------------

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.