Form 10-Q
period 2001-03-31
SIGMA ALDRICH CORP
filed 2001-05-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

There were 75,668,575 shares of the Company's $1.00 par value common stock outstanding on April 30, 2001.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                            Sigma-Aldrich Corporation
                  Consolidated Statements of Income (unaudited)
                     (in thousands except per share amounts)

                                                                                                                             Three Months
                                                              Ended March 31,
                                                          2001             2000

Net Sales                                               $305,646        $290,055
    Cost of products sold                               157,295         147,088
---------------------------------------------------------------------------------

Gross Profit                                             148,351         142,967
    Selling, general and administrative expenses         89,484          80,125
    Purchased in-process research and development         1,200               -
    Interest, net                                          4,674           2,386
---------------------------------------------------------------------------------

Income from continuing operations before income taxes    52,993          60,456
    Provision for income taxes                           16,350          18,742
---------------------------------------------------------------------------------

Net income from continuing operations                    36,643          41,714
Net income from discontinued operations                       -           7,809
---------------------------------------------------------------------------------

Net income                                               $36,643         $49,523
=================================================================================

Net income per share - Basic
    Net income from continuing operations                 $0.49           $0.45
    Net income from discontinued operations                   -            0.08
---------------------------------------------------------------------------------
    Net income                                             $0.49           $0.53
=================================================================================

Net income per share - Diluted
    Net income from continuing operations                 $0.48           $0.45
    Net income from discontinued operations                   -            0.08
---------------------------------------------------------------------------------
    Net income                                             $0.48           $0.53
=================================================================================

Weighted average number of shares outstanding - Basic    75,510          92,705
=================================================================================
Weighted average number of shares outstanding - Diluted  76,134          92,872
=================================================================================
Dividends per share                                     $0.0825         $0.0775

See accompanying notes to consolidated financial statements.

                            Sigma-Aldrich Corporation
                           Consolidated Balance Sheets
                                  (in thousands)

                                                        March 31,      December 31,
                                                          2001             2000
                                                       (unaudited)
Assets
Current assets:
    Cash and cash equivalents                            $30,304         $31,058
    Accounts receivable, net of allowance for
        doubtful accounts                                209,672         185,938
    Inventories                                           448,417         444,277
    Other current assets                                  43,501          52,352
----------------------------------------------------------------------------------
        Total current assets                             731,894         713,625
----------------------------------------------------------------------------------
Property, plant and equipment:
    Land                                                   34,815          34,883
    Buildings and improvements                           341,425         347,465
    Machinery and equipment                              488,817         483,600
    Construction in progress                              47,797          37,487
    Less - Accumulated depreciation                     (411,485)       (410,430)
----------------------------------------------------------------------------------
        Net property, plant and equipment                501,369         493,005
----------------------------------------------------------------------------------
Goodwill, net                                             129,954         118,158
Other assets                                               38,658          22,919
----------------------------------------------------------------------------------
        Total assets                                   $1,401,875      $1,347,707
==================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt                                      $257,483        $180,109
    Accounts payable                                       55,893          58,050
    Accrued payroll and payroll taxes                     26,932          22,422
    Accrued income taxes                                  42,927          47,819
    Other accrued expenses                                31,096          26,880
----------------------------------------------------------------------------------
        Total current liabilities                        414,331         335,280
----------------------------------------------------------------------------------
Long-term debt                                            100,779         100,846
Deferred postretirement benefits                          43,441          42,827
Other liabilities                                           9,724           9,479

Stockholders' equity:
    Common stock, $1.00 par value, 200,000 shares
        authorized, 101,046 and 101,056 shares issued,
        respectively                                      101,046         101,056
    Capital in excess of par value                        41,721          41,129
    Common stock in treasury, at cost, 25,455 and
        24,840 shares respectively                      (786,823)       (756,968)
    Retained earnings                                  1,562,467       1,532,044
    Accumulated other comprehensive loss                 (84,811)        (57,986)
----------------------------------------------------------------------------------
        Total stockholders' equity                       833,600         859,275
----------------------------------------------------------------------------------
        Total liabilities and stockholders' equity    $1,401,875      $1,347,707
==================================================================================

See accompanying notes to consolidated financial statements.

                               Sigma-Aldrich Corporation
                  Consolidated Statements of Cash Flows (unaudited)
                                   (in thousands)

                                                                                                              Three Months Ended March 31,
                                                           2001            2000
Cash flows from operating activities:
    Net income                                            $36,643         $49,523
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                     17,952          18,711
        Purchased in-process research and development      1,200               -
        Deferred income taxes                              2,768          (2,934)
        Postretirement benefits expense, net                 800           1,200
        Deferred compensation, net                        (1,109)            600
    Change in assets and liabilities:
        Increase in accounts receivable                  (29,303)        (31,188)
        Increase in inventories                           (9,771)         (4,548)
        Other                                             (10,488)         31,739
----------------------------------------------------------------------------------
            Net cash provided by operating activities      8,692          63,103
----------------------------------------------------------------------------------
Cash flows from investing activities:
    Property, plant and equipment additions, net         (22,128)        (12,455)
    Acquistions                                           (37,574)              -
    Other, net                                              2,822          (1,544)
----------------------------------------------------------------------------------
            Net cash used in investing activities        (56,880)        (13,999)
----------------------------------------------------------------------------------
Cash flows from financing activities:
    Issuance of notes payable                             78,416         252,774
    Repayment of long-term debt                              (66)             (5)
    Payment of dividends                                  (6,220)         (7,051)
    Stock repurchases                                    (48,258)       (298,610)
    Exercise of employee stock options                    15,856           1,827
----------------------------------------------------------------------------------
            Net cash provided by (used in) financing
              activities                                  39,728         (51,065)
----------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    7,706          (2,004)
----------------------------------------------------------------------------------
Net change in cash and cash equivalents                     (754)         (3,965)

Cash and cash equivalents at January 1                    31,058          43,847
----------------------------------------------------------------------------------
Cash and cash equivalents at March 31                    $30,304         $39,882
==================================================================================
Supplemental disclosures of cash flow information:
    Income taxes paid                                    $16,715         $12,264
    Interest paid, net of capitalized interest            $4,900          $2,636

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share data)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2)  Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform with the presentation used in 2001.

(3)  Inventories

The principal categories of inventories are:

                                          March 31,     December 31,
                                            2001            2000

                    Finished Goods            $358,963         $367,283

                         Work in process             23,066           21,871

                         Raw materials               66,388           55,123
                         ----------------------------------------------------
                         Total                     $448,417         $444,277
                         ====================================================

(4)  Debt

Short-term debt
At March 31, 2001, the Company had short-term credit facilities totaling $370,000, of which $50,000 is a committed facility. Borrowings under the short-term credit facilities of $246,500 at a weighted average interest rate of 5.6% and $166,300 at a weighted average interest rate of 7.0%, were outstanding at March 31, 2001 and December 31, 2000, respectively. The committed facility contains financial covenants related to working capital, interest coverage and net worth. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $10,940 and $13,711 at March 31, 2001 and December 31, 2000, respectively. The notes are payable in local currencies with weighted average interest rates of 1.5% and 1.9% at March 31, 2001 and December 31, 2000, respectively.

Current maturities of long-term debt were $43 and $98 at March 31, 2001 and December 31, 2000, respectively.

Long-term debt
Long-term debt consists of the following:

                                                         March 31,     December 31,
                                                           2001            2000
                         7.687% Senior Notes, due
                         September 12, 2010            $100,000        $100,000

                         Other                              822             944
                         --------------------------------------------------------
                         Total                         $100,822        $100,944

                         Less-current maturities            (43)            (98)
                         --------------------------------------------------------
                                                        $100,779        $100,846
                         ========================================================

On September 12, 2000, the Company issued $100,000 of 7.687% Senior Notes to an insurance company. The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth and restrict indebtedness. The Company is in full compliance with these covenants.

(5)  Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows:

                                                                                   Three Months
                                                                                  Ended March 31,
                                                                                2001           2000
                         Net income available to common shareholders
                            Net income from continuing operations            $36,643        $41,714
                            Net income from discontinued operations                -          7,809
                         ---------------------------------------------------------------------------
                            Net income                                       $36,643        $49,523
                         ===========================================================================
                         Weighted average shares
                            Basic shares                                      75,510         92,705
                            Effect of dilutive securities-options oustanding     624            167
                         ---------------------------------------------------------------------------
                            Diluted shares                                    76,134         92,872
                         ===========================================================================
                         Net income per share - Basic
                            Net income from continuing operations              $0.49          $0.45
                            Net income from discontinued operations                -           0.08
                         ---------------------------------------------------------------------------
                            Net income                                         $0.49          $0.53
                         ===========================================================================
                         Net income per share - Diluted
                            Net income from continuing operations              $0.48          $0.45
                            Net income from discontinued operations                -           0.08
                         ---------------------------------------------------------------------------
                            Net income                                         $0.48          $0.53
                         ===========================================================================

(6)  Comprehensive Income

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

For the quarters ended March 31, 2001 and 2000, comprehensive income was $9.8 million and $40.0 million, respectively.

(7)  Company Operations By Segment

The Company is organized into four business units based on their product offerings and markets they serve. The Company's chief operating decision-maker and Board of Directors review net sales for the Company's four business units to assess performance and make overall operating decisions and resource allocations. Because the business units share production and distribution facilities, specific cost and income information is not provided for each business unit. Profit and loss information is reported on a consolidated basis to the chief operating decision-maker and the Company's Board of Directors. Based on these factors, the Company concludes it has one reportable segment. Net sales by business unit are as follows:

                                                           Three Months
                                                          Ended March 31,
                                                       2001            2000

                         Scientific Research        $169,883        $163,703
                         Biotechnology                61,654          55,538
                         Fine Chemicals               53,934          51,753
                         Diagnostics                  20,175          19,061
                         ----------------------------------------------------
                             Total                  $305,646        $290,055
                         ====================================================

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9,618 and $8,640 for the three months ending March 31, 2001 and 2000, respectively.

                                                                             Three Months
                                                                            Ended March 31,
                                                                       2001            2000
                   Net sales to unaffiliated customers:
                      United States                                 $153,846        $139,181
                      International                                  151,800         150,874
                   Net intercompany sales between geographic areas:
                      United States                                   67,525          65,198
                      International                                   65,741          56,116
                      Eliminations                                  (133,266)       (121,314)
                   ----------------------------------------------------------------------------
                            Total                                   $305,646        $290,055
                   ============================================================================
                   Income before provision for income taxes:
                      United States                                  $40,822         $48,268
                      International                                   11,660          12,788
                      Eliminations                                       511            (600)
                   ----------------------------------------------------------------------------
                            Total                                    $52,993         $60,456
                   ============================================================================

                                                                     March 31,      December 31,
                                                                        2001            2000
                   Long-lived assets:
                      United States                                 $367,430        $333,402
                      International                                  156,602         165,666
                   ----------------------------------------------------------------------------
                            Total                                   $524,032        $499,068
                   ============================================================================

(8)  Discontinued Operations

The metal operations are accounted for as discontinued operations, and accordingly, its operating results are segregated in the accompanying Consolidated Statements of Income.

Information concerning discontinued operations for the three months ending March 31, 2000 are as follows:

                                 Net Sales                                $75,681
                                 =================================================
                                 Income before taxes                       12,395
                                 Income taxes                               4,586
                                 -------------------------------------------------
                                 Net income                                $7,809
                                 =================================================

(9)  Acquisitions

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications for approximately $35,600. This amount may change based on final purchase price adjustments.

The above transaction has been accounted for using the purchase method of accounting. The acquisition is immaterial for proforma presentation requirements.

(10)  Purchased In-Process Research and Development

A one-time pretax charge of $1,200 occurred in the first quarter of 2001 for purchased in-process research and development (IPR&D) relating to the acquisition of Isotec. IPR&D represents the value assigned to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition. It is the Company's belief that the projects in process are currently not technologically feasible and the projects have no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was immediately written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(11)  Share Repurchases

At March 31, 2001 and December 31, 2000, the Company repurchased approximately 26.8 million and 25.6 million of an authorized repurchase of 30 million shares, respectively. The Company expects to consider share repurchases to acquire the remaining 3.2 million authorized shares, but timing and number of shares purchased, if any, depends upon market conditions and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the "Report") may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs which involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates and (7) the effectiveness of the Company's further implementation of its global software systems. The Company does not undertake any obligation to update these forward-looking statements.

Results of Operations

For the three months ended March 31, 2001, diluted net income per share from continuing operations rose 6.7% to $.48 per share from $.45 in 2000. The continual strengthening of the U.S. dollar over the first three months of 2001 reduced otherwise reportable earnings by $.04. The operations of First Medical, Inc., and Amelung GmbH, purchased during the third quarter of 2000, and Isotec, Inc., purchased during February 2001, reduced earnings per share by $.03. A one-time non-cash charge for purchased in-process research and development further reduced diluted earnings per share by an additional $.01. Excluding the adverse impacts from currency exchange rates and acquisitions, diluted net income per share from comparable operations increased 24.4% to $0.56 per share.

Sales increased 5.4% to $305.6 million in the first quarter.  Excluding the impact of currency exchange rates, sales grew 9.4%. Overall price gains exceeded three percent, an improvement from the level achieved in 2000. Overall volume gains of five percent provide a strong base for continuing improvement in 2001 to pursue our targeted increase of 10% internal sales growth (currency adjusted) by year-end 2001. Acquisitions contributed another 1% to growth, due principally to the February 2001 acquisition of Isotec. Future benefits, not yet fully reflected in results to date, are expected from our acquisitions of First Medical and Amelung in our Diagnostics business.

Scientific Research sales (excluding currency impacts) outpaced market growth at 6.5% (internal) and 8.1% (in total, including revenues from the Isotec acquisition). Biotechnology sales gains (excluding currency impacts) continued to exceed expectations at 15.5%, driven by proactive customer contact, ongoing introduction of new products and promotions, and the pull-through effect from last year's new cell signaling and life science catalogs. Continuing enhancement and promotion of the Company's e-commerce capabilities increased electronic orders to 13% of our U.S. research sales and 7% of worldwide research sales. Fine Chemicals growth of 7.3% (excluding currency impacts) was driven by strong demand from pharmaceutical customers in the U.S. for both custom synthesized and semi-bulk products, offset by modest declines in European sales against a year-earlier quarter that had included several large one-time orders. Diagnostics enjoyed its first quarterly sales gain since the first quarter of 1999, with currency-adjusted sales growth of 8.8%. Sales benefited from price gains, improved reagent sales in target product areas, new contracts with purchasing groups and gains in coagulation instrument and reagent sales as a result of the 2000 acquisition of Amelung. Diagnostics sales growth is expected to improve further as acquired businesses add momentum in upcoming quarters.

Cost of sales for the first three months of 2001 was $157.3 million compared to $147.1 million for the first three months of 2000, representing 51.5% and 50.7% of sales, respectively. The reduction in the gross margin as a percent of sales is due to increased investment in research and development and higher utility costs.

Selling, general and administrative expenses were $89.5 million, or 29.3% of sales, compared to $80.1 million, or 27.6% of sales in 2000. The increase in selling, general and administrative expenses as a percent of sales is due to investments in sales staff and new product promotions for Biotechnology, continuing upgrades of internal operating systems and the impact of acquisitions.

Net interest expense for the first three months of 2001 was $4.7 million compared to $2.4 million in 2000. The increase in interest expense is a result of borrowings for share repurchases and acquisitions.

Net income from continuing operations for the three months of 2001 was $36.6 million compared to $41.7 million in 2000, or a decline of 12.2%. Adverse impacts of currency exchange reduced net income by $3.2 million. Operations of acquisitions reduced net income by $2.5 million. Purchased in-process research and development reduced net income by $0.8 million.

Liquidity and Capital Resources

Net cash provided by operating activities is $8.7 million for the three months ending March 31, 2001. Cash provided by operating activities is primarily due to net income which is partially offset by the increase in accounts receivable and inventory.

Investing activities decreased cash by approximately $56.9 million for the first quarter of 2001 primarily due to the acquisition of Isotec and capital spending related to the Company's Life Science Technology Center.

Financing activities increased cash by $39.7 million in the three months ending March 31, 2001. The primary contributors were the increased borrowings of $78.4 million and the exercise of stock options of $15.9 million. Stock repurchases of $48.3 million decreased cash used in financing activities for the three months ending March 31, 2001.

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

The Company is currently developing and implementing plans to address the conversion to the euro such as updating certain information technology systems and evaluating currency risk, impacts on financial transactions and competitive activity. The costs associated with addressing the euro conversion are not expected to be material. The Company believes the conversion to the euro will not have a material impact on the Company's financial condition or results of its operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial Derivatives

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to stabilize the value of certain receivables and payables denominated in foreign currencies. The Company does not enter into foreign currency transactions for speculative trading purposes. The Company's policy is to manage the risks associated with existing receivables, payables and commitments.

The principal forward currency exchange contracts are for the British pound, the euro, German mark, Swiss franc, Japanese yen and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months. The counterparties to the contracts are large, reputable commercial banks and, accordingly, the Company expects all counterparties to meet their obligations.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3 (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

3 (b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(b) of form 10-K filed for the year ended December 31, 2000, Commission File number 0-8135

(b) No reports were filed on Form 8-K during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	May 14, 2001
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)