Form 10-Q
period 2001-06-30
SIGMA ALDRICH CORP
filed 2001-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	_________________	to	________________

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive office)	(Zip Code)

(Registrant's telephone number, including area code)	(314) 771-5765

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

There were 74,406,028 shares of the Company's $1.00 par value common stock outstanding on July 31, 2001.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                                                Sigma-Aldrich Corporation
                                       Consolidated Statements of Income (unaudited)
                                          (in thousands except per share amounts)

                                                                     Three Months                 Six Months
                                                                    Ended June 30,              Ended June 30,
                                                                   2001        2000            2001        2000

Net sales                                                        $293,733    $273,775        $599,379    $563,830
    Cost of products sold                                         151,559     138,843         308,854     285,931
-----------------------------------------------------------------------------------------------------------------
Gross profit                                                      142,174     134,932         290,525     277,899
    Selling, general and administrative expenses                   84,512      78,760         173,996     158,886
    Purchased in-process research and development                       -           -           1,200           -
    Interest, net                                                   3,971       1,350           8,645       3,736
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes              53,691      54,822         106,684     115,277
    Provision for income taxes                                     16,644      16,995          32,994      35,736
-----------------------------------------------------------------------------------------------------------------
Net income from continuing operations                              37,047      37,827          73,690      79,541
Net income from discontinued operations                                 -       2,272               -      10,081
Gain on sale of discontinued operations, net of taxes                   -     171,787               -     171,787
-----------------------------------------------------------------------------------------------------------------
Net income                                                        $37,047    $211,886         $73,690    $261,409
=================================================================================================================
Net income per share -- Basic
    Net income from continuing operations                           $0.49       $0.45           $0.98       $0.90
    Net income from discontinued operations                             -        0.03               -        0.11
    Gain on sale of discontinued operations, net of taxes               -        2.05               -        1.95
-----------------------------------------------------------------------------------------------------------------
Net income                                                          $0.49       $2.53           $0.98       $2.96
=================================================================================================================
Net income per share -- Diluted
    Net income from continuing operations                           $0.49       $0.45           $0.97       $0.90
    Net income from discontinued operations                             -        0.03               -        0.11
    Gain on sale of discontinued operations, net of taxes               -        2.04               -        1.95
-----------------------------------------------------------------------------------------------------------------
Net income                                                          $0.49       $2.52           $0.97       $2.96
=================================================================================================================
Weighted average number of shares outstanding -- Basic             75,342      83,719          75,425      88,212
=================================================================================================================
Weighted average number of shares outstanding -- Diluted           76,095      84,004          76,098      88,432
=================================================================================================================
Dividends per share                                               $0.0825     $0.0775         $0.1650     $0.1550
=================================================================================================================
See accompanying notes to consolidated financial statements.

                                        Sigma-Aldrich Corporation
                                       Consolidated Balance Sheets
                                             (in thousands)

                                                                             June 30,       December 31,
                                                                               2001            2000
                                                                            (unaudited)
Assets
Current Assets:
    Cash and cash equivalents                                                $ 37,831        $ 31,058
    Accounts receivable, net of allowance for doubtful accounts               206,425         185,938
    Inventories                                                               456,119         444,277
    Other current assets                                                       43,089          52,352
------------------------------------------------------------------------------------------------------
        Total current assets                                                  743,464         713,625
------------------------------------------------------------------------------------------------------
Property, plant and equipment:
    Land                                                                       34,478          34,883
    Buildings and improvements                                                345,743         347,465
    Machinery and equipment                                                   482,981         483,600
    Construction in progress                                                   67,472          37,487
    Less -- Accumulated depreciation                                         (419,380)       (410,430)
------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                     511,294         493,005
------------------------------------------------------------------------------------------------------
Goodwill, net                                                                 126,011         118,158
Other assets                                                                   53,258          22,919
------------------------------------------------------------------------------------------------------
        Total assets                                                       $1,434,027      $1,347,707
======================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt                                                          $307,966        $180,109
    Accounts payable                                                           61,199          58,050
    Accrued payroll and payroll taxes                                          24,575          22,422
    Accrued income taxes                                                       28,785          47,819
    Other accrued expenses                                                     36,122          26,880
------------------------------------------------------------------------------------------------------
        Total current liabilities                                             458,647         335,280
------------------------------------------------------------------------------------------------------
Long-term debt                                                                100,746         100,846
Deferred post-retirement benefits                                              44,222          42,827
Other liabilities                                                              10,015           9,479

Stockholders' equity:
    Common stock, $1.00 par value, 200,000 shares authorized,
     101,043 and 101,056 shares issued at June 30, 2001 and
     December 31, 2000, respectively; 74,806 and 76,216 shares
     outstanding at June 30, 2001 and December 31, 2000,
     respectively.                                                            101,043         101,056
    Capital in excess of par value                                             44,490          41,129
    Common stock in treasury, at cost, 26,237 and 24,840 shares,
     respectively.                                                           (825,445)       (756,968)
    Retained earnings                                                       1,593,280       1,532,044
    Accumulated other comprehensive loss                                      (92,971)        (57,986)
------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                            820,397         859,275
------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                         $1,434,027      $1,347,707
======================================================================================================
See acccompanying notes to consolidated financial statements.

                                        Sigma-Aldrich Corporation
                            Consolidated Statements of Cash Flows (unaudited)
                                            (in thousands)

                                                                             Six Months Ended June 30,
                                                                               2001            2000
Cash flows from operating activities:
    Net income                                                                $73,690        $261,409
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                          36,131          35,278
        Gain on sale of discontinued operations                                     -        (171,787)
        Purchased in-process research and development                           1,200               -
        Deferred income taxes                                                     180          (9,511)
        Post-retirement benefits expense, net                                   1,200            (300)
        Deferred compensation, net                                               (829)           (153)
    Change in assets and liabilities:
        Increase in accounts receivable                                       (26,547)        (14,724)
        Increase in inventories                                               (19,232)        (14,033)
        Other                                                                  (9,765)         13,915
------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                          56,028         100,094
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Property, plant and equipment additions, net                              (56,561)        (29,197)
    Proceeds from sale of discontinued operations                                   -         425,200
    Acquisitions                                                              (37,574)              -
    Other, net                                                                 (6,508)         (7,385)
------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities              (100,643)        388,618
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Issuance of short-term debt                                               128,889          29,842
    Repayment of long-term debt                                                   (16)             (5)
    Payment of dividends                                                      (12,453)        (13,448)
    Stock repurchases                                                         (92,171)       (530,454)
    Exercise of stock options                                                  20,769           6,241
------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                45,018        (507,824)
------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                         6,370          (2,557)
------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                         6,773         (21,669)

Cash and cash equivalents at January 1                                         31,058          43,847
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30                                          $37,831         $22,178
======================================================================================================
Supplemental disclosures of cash flow information:
    Income taxes paid                                                         $49,901         $30,727
    Interest paid, net of capitalized interest                                  9,300           4,558

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform with the presentation used in 2001.

(3) Inventories

The principal categories of inventories are:

                                          June 30,       December 31,
                                            2001            2000

            Finished Goods                $372,240        $367,283

            Work in process                 26,127          21,871

            Raw materials                   57,752          55,123
            ------------------------------------------------------
            Total                         $456,119        $444,277
            ======================================================

(4) Debt

Short-term debt
At June 30, 2001, the Company had short-term credit facilities totaling $370,000, of which $50,000 is a committed facility. Borrowings under the short-term credit facilities of $297,500 at a weighted average interest rate of 4.9% and $166,300 at a weighted average interest rate of 7.0%, were outstanding at June 30, 2001 and December 31, 2000, respectively. The committed facility contains financial covenants related to working capital, interest coverage and net worth. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $10,424 and $13,711 at June 30, 2001 and December 31, 2000, respectively. The notes are payable in local currencies with weighted average interest rates of 1.1% and 1.9% at June 30, 2001 and December 31, 2000, respectively.

Current maturities of long-term debt were $42 and $98 at June 30, 2001 and December 31, 2000, respectively.

Long-term debt

Long-term debt consists of the following:

                                          June 30,       December 31,
                                            2001            2000
            7.687% Senior Note, due
            September 12, 2010            $100,000        $100,000

            Other                              788             944
            -------------------------------------------------------
            Total                         $100,788        $100,944

            Less -- current maturities         (42)            (98)
            -------------------------------------------------------
                                          $100,746        $100,846
            =======================================================

On September 12, 2000, the Company issued $100,000 of 7.687% Senior Notes to an insurance company. The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth and restrict indebtedness. The Company is in full compliance with these covenants.

(5) Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows:

                                                                    Three Months               Six Months
                                                                   Ended June 30,            Ended June 30,
                                                                   2001      2000            2001      2000

Net income available to common shareholders
    Net income from continuing operations                        $37,047    $37,827        $73,690    $79,541
    Net income from discontinued operations                            -      2,272              -     10,081
    Gain on sale of discontinued operations, net of taxes              -    171,787              -    171,787
-------------------------------------------------------------------------------------------------------------
    Net income                                                   $37,047   $211,886        $73,690   $261,409
=============================================================================================================
Weighted average shares
    Basic shares                                                  75,342     83,719         75,425     88,212
    Effect of dilutive securities -- options outstanding             753        285            673        220
-------------------------------------------------------------------------------------------------------------
    Diluted shares                                                76,095     84,004         76,098     88,432
=============================================================================================================
Net income per share -- Basic
    Net income from continuing operations                          $0.49      $0.45          $0.98      $0.90
    Net income from discontinued operations                            -       0.03              -       0.11
    Gain on sale of discontinued operations, net of taxes              -       2.05              -       1.95
-------------------------------------------------------------------------------------------------------------
    Net income                                                     $0.49      $2.53          $0.98      $2.96
=============================================================================================================
Net income per share -- Diluted
    Net income from continuing operations                          $0.49      $0.45          $0.97      $0.90
    Net income from discontinued operations                            -       0.03              -       0.11
    Gain on sale of discontinued operations, net of taxes              -       2.04              -       1.95
-------------------------------------------------------------------------------------------------------------
    Net income                                                     $0.49      $2.52          $0.97      $2.96
=============================================================================================================

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

For the three months ending June 30, 2001 and 2000, comprehensive income was $28.9 million and $211.3 million, respectively. For the six months ending June 30, 2001 and 2000, comprehensive income was $38.7 million and $251.2 million respectively.

(7) Company Operations By Segment

The Company is organized into four business units based on their product offerings and markets they serve. The Company's chief operating decision-maker and Board of Directors review net sales for the Company's four business units to assess performance and make overall operating decisions and resource allocations. Because the business units share production and distribution facilities, specific cost and income information is not provided for each business unit. Profit and loss information is reported on a consolidated basis to the chief operating decision-maker and the Company's Board of Directors. Based on these factors, the Company has concluded it has one reportable segment. Net sales by business unit are as follows:

                               Three Months                Six Months
                              Ended June 30,              Ended June 30,
                             2001        2000            2001        2000

Scientific Research        $163,290    $153,625        $333,173    $317,328
Biotechnology                59,195      55,187         120,849     110,725
Fine Chemicals               52,159      46,547         106,093      98,300
Diagnostics                  19,089      18,416          39,264      37,477
---------------------------------------------------------------------------
Total                      $293,733    $273,775        $599,379    $563,830
===========================================================================

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $11,199 and $7,524 for the three months ending June 30, 2001 and 2000, respectively. These sales for the six months ending June 30, 2001 and 2000 were $20,817 and $16,164, respectively.

                                             Three Months                Six Months
                                            Ended June 30,              Ended June 30,
                                           2001        2000            2001        2000
Net sales to unaffiliated customers:
    United States                        $153,470    $138,820        $307,316    $278,001
    International                         140,263     134,955         292,063     285,829
-----------------------------------------------------------------------------------------
        Total                            $293,733    $273,775        $599,379    $563,830
=========================================================================================

                                         June 30,   December 31,
                                           2001        2000
Long-lived assets:
    United States                        $392,400    $333,402
    International                         155,996     165,666
-------------------------------------------------------------
        Total                            $548,396    $499,068
=============================================================

(8) Discontinued Operations

The metal operations, which was sold on May 1, 2000, is accounted for as discontinued operations, and accordingly, its operating results are segregated in the accompanying Consolidated Statements of Income.

Information concerning discontinued operations is as follows:

                                      Three Months           Six Months
                                   Ended June 30, 2000   Ended June 30, 2000

        Net Sales                        $25,412               $101,093
        ====================================================================
        Income before taxes              $ 3,607               $ 16,002
        Provision for income taxes         1,335                  5,921
        --------------------------------------------------------------------
        Net income                       $ 2,272               $ 10,081
        ====================================================================

(9) Acquisitions

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications for $37,574. This amount may change based on final purchase price adjustments.

The above transaction has been accounted for using the purchase method of accounting. The acquisition is immaterial for pro-forma presentation requirements.

(10) Purchased In-Process Research and Development

A one-time pretax charge of $1,200 was incurred for purchased in-process research and development (IPR&D) relating to the acquisition of Isotec. IPR&D represents the value assigned to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition. It is the Company's belief that the projects in process are currently not technologically feasible and the projects have no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was immediately written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(11) Share Repurchases

At June 30, 2001 and December 31, 2000, the Company repurchased approximately 27.8 million and 25.6 million of an authorized repurchase of 30 million shares, respectively. Approximately 74.8 million shares were outstanding as of June 30, 2001. The Company expects to continue share repurchases to acquire the remaining 2.2 million authorized shares, but timing and number of shares purchased, if any, depends upon market conditions and other factors.

(12) Accounting Change

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS 141, intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.

With the issuance of SFAS 142, recorded goodwill and goodwill acquired in business combinations will no longer be systematically amortized against earnings over the estimated useful life. Goodwill recorded at June 30, 2001 is amortized until, but not after, December 31, 2001. Goodwill recognized after June 30, 2001, if any, is not amortized. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test, with any impairment charged to earnings at that time. Intangible assets with indefinite lives will not be amortized and will be subject to an assessment for impairment, similar to goodwill. Intangible assets with finite lives will be amortized accordingly. The Company's goodwill amortization is expected to be approximately $8.0 million ($.08 per share) for 2001 and would have been an equivalent amount in 2002, absent this change.

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

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, including without limitation, export controls, (6) the impact of fluctuations in interest rates and foreign currency exchange rates and (7) the effectiveness of the Company's further implementation of its global software systems. The Company does not undertake any obligation to update these forward-looking statements.

Results of Operations

For the three months ended June 30, 2001, diluted net income per share from continuing operations rose 8.9% to $.49 per share from $.45 in 2000. For the first six months, diluted net income per share from continuing operations (excluding one-time charges for purchased in-process R&D) rose 8.9% to $.98 per share from $.90 in 2000. The operations of First Medical, Inc., and Amelung GmbH, purchased during the third quarter of 2000, and Isotec, Inc., purchased during February 2001, reduced earnings per share by $.03 for the three months ended June 30, 2001 and $.06 for the first six months of 2001. A one-time non-cash charge for purchased in-process research and development further reduced diluted earnings per share by an additional $.01 for the six month period ended June 30, 2001. The continual strengthening of the U.S. dollar reduced otherwise reportable diluted earnings per share $.04 and $.08 for the second quarter and first six months of 2001, respectively.

Sales increased 7.3% to $293.7 million in the second quarter and increased 6.3% to $599.4 million for the first six months of 2001. Excluding the impact of currency exchange rates, sales grew 11.6% for the three months ended June 30, 2001 and 10.4% for the six months of 2001. An overall price gain of 3.5% in the second quarter maintained the level achieved in the first quarter. Overall volume gains in the second quarter exceeded 6%, up from the 5% gain achieved in the first quarter. Recent launches of First Medical and Amelung instruments, together with continuing sales growth from Isotec, contributed an additional 1.8% to the sales growth in the second quarter and 1.4% to first-half growth.

Scientific Research currency adjusted sales gains for the quarter and year-to-date were 10.8% and 9.4%, respectively, including benefits from the February 2001 acquisition of Isotec. Internal gains of 8.0% and 7.2% for the second quarter and first six months, respectively, continued to exceed market rates. Biotechnology sales gains of 12% (excluding currency impacts) in the second quarter were in line with long-term growth expectations and continued to exceed market growth. New cell signaling and life science catalogs issued a year ago, have provided extraordinary gains over the past four quarters and are expected to continue to support ongoing growth. More proactive customer service contact and ongoing introduction of new products and promotions are also playing an important role in this unit's success. Slower growth in the sale of chromatography accessories reduced the unit's currency adjusted sales growth rate from the 15% levels it had achieved over the past five quarters. Currency adjusted sales gains for the first half of 2001 were strong at 13.7%. Customers continued to migrate toward the Company's web site as a preferred method of ordering. Electronic orders have increased to 14% of our U.S. research sales and 8% of worldwide research sales. Resurgence in Fine Chemicals sales in Europe pushed currency adjusted growth for this unit to 15.7% for the second quarter, bringing year-to-date currency adjusted growth to 11.2%. Booked orders remained strong, with virtually no impact from slowing economies. Diagnostics enjoyed its second successive quarterly sales gain, with currency-adjusted sales growth of 6.3% and 7.6% for the second quarter and first six months, respectively. Acquisitions and growth in existing businesses contributed almost equally to these increases.

Cost of sales for the three months ending June 30, 2001 and 2000 was $151.6 million and $138.8 million, representing 51.6% and 50.7% of sales, respectively. The reduction in the gross margin is a result of increased investment in research and development and growth in lower margin businesses. Cost of sales for the first six months ending June 30, 2001 and 2000 was $308.9 million and $285.9 million, representing 51.5% and 50.7% of sales, respectively. The reduction in the gross margin for the first six months is due to increased investments to develop new products, including those for acquired Diagnostics businesses, and higher utility costs in the U.S., only partially offset by price increases.

Selling, general and administrative expenses were $84.5 million and $78.8 million for the three months ending June 30, 2001 and 2000, respectively, or 28.8% of sales in both periods. For the first six months 2001, selling, general, and administrative expenses were $174.0 million, or 29.0% of sales, compared to $158.9 million, or 28.2% of sales for the first six months of 2000. Savings from process improvements and cost controls reduced SG&A expenses from first quarter levels, bringing SG&A costs in line with the level experienced during the second quarter of the prior year. Spending to enhance sales efforts, promote new products, distribute new and improved life science oriented catalogs, upgrading of internal operating systems and the impact of acquisitions resulted in the increase of selling, general and administrative expenses, as a percent of sales, for the first six months 2001.

Net interest expense for the three months ending June 30, 2001 and 2000 was $4.0 million and $1.4 million, respectively. For the first six months of 2001 and 2000, net interest expense was $8.6 million and $3.7 million, respectively. The increase in interest expense is a result of borrowings for share repurchases and acquisitions.

Net income from continuing operations for the three months ending June 30, 2001 and 2000 was $37.0 million and $37.8 million, respectively, a decline of 2.1%. For the first six months of 2001 and 2000, net income from continuing operations was $73.7 million and $79.5 million, respectively, a decline of 7.4%. Adverse impacts of currency exchange reduced net income by $2.9 million for the second quarter and $6.1 million for the first six months of 2001. Operations of acquisitions reduced net income by $2.4 million for the second quarter and $4.9 million for the first six months of 2001. Purchased in-process research and development further reduced net income by $0.8 million for the first six months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities is $56.0 million for the six months ending June 30, 2001. Cash provided by operating activities was primarily due to net income, which was partially offset by the increase in accounts receivable and inventories.

Investing activities decreased cash by approximately $100.6 million for the first six months of 2001 primarily due to the acquisition of Isotec and capital spending related to the Company's Life Science Technology Center.

Financing activities increased cash by $45.0 million in the six months ending June 30, 2001. The primary contributors were the increased borrowings of $128.9 million and the exercise of stock options of $20.8 million. Dividend payments of $12.5 million and stock repurchases of $92.2 million decreased cash used in financing activities for the six months ending June 30, 2001.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	August 14, 2001
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)