Form 10-Q
period 2001-09-30
SIGMA ALDRICH CORP
filed 2001-11-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	__________________	to	__________________

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive office)	(Zip Code)

(Registrant's telephone number, including area code)	(314) 771-5765

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

There were 73,359,503 shares of the Company's $1.00 par value common stock outstanding on October 31, 2001.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                                           Sigma-Aldrich Corporation
                                  Consolidated Statements of Income (unaudited)
                                    (in thousands, except per share amounts)

                                                             Three Months                 Nine Months
                                                          Ended September 30,          Ended September 30,
                                                           2001         2000            2001        2000

Net sales                                                $287,733     $269,829        $887,112    $833,659
    Cost of products sold                                 153,508      139,241         462,362     425,172
----------------------------------------------------------------------------------------------------------

Gross profit                                              134,225      130,588         424,750     408,487
    Selling, general and administrative expenses           82,840       81,871         256,837     240,757
    Purchased in-process research and development               -        6,700           1,200       6,700
    Interest, net                                           4,598          127          13,243       3,863
----------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes      46,787       41,890         153,470     157,167
    Provision for income taxes                             13,004       13,944          45,998      49,680
----------------------------------------------------------------------------------------------------------

Net income from continuing operations                      33,783       27,946         107,472     107,487
Net income from discontinued operations                         -            -               -      10,081
Gain on sale of discontinued operations, net of taxes           -            -               -     171,787
----------------------------------------------------------------------------------------------------------

Net income                                                $33,783      $27,946        $107,472    $289,355
==========================================================================================================

Net income per share -- Basic
    Net income from continuing operations                   $0.46        $0.35           $1.43       $1.26
    Net income from discontinued operations                     -            -               -        0.12
    Gain on sale of discontinued operations, net of taxes       -            -               -        2.01
----------------------------------------------------------------------------------------------------------
    Net income                                              $0.46        $0.35           $1.43       $3.39
==========================================================================================================

Net income per share -- Diluted
    Net income from continuing operations                   $0.45        $0.35           $1.42       $1.26
    Net income from discontinued operations                     -            -               -        0.12
    Gain on sale of discontinued operations, net of taxes       -            -               -        2.00
----------------------------------------------------------------------------------------------------------
    Net income                                              $0.45        $0.35           $1.42       $3.38
==========================================================================================================

Weighted average number of shares outstanding -- Basic     74,196       79,929          75,011      85,431
==========================================================================================================

Weighted average number of shares outstanding -- Diluted   74,826       80,121          75,666      85,636
==========================================================================================================

Dividends per share                                       $0.0825      $0.0775         $0.2475     $0.2325
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                     Sigma-Aldrich Corporation
                                    Consolidated Balance Sheets
                                          (in thousands)

                                                                    September 30,    December 31,
                                                                        2001            2000
                                                                     (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                         $ 37,273        $ 31,058
    Accounts receivable, net of allowance for doubtful accounts        204,469         185,938
    Inventories                                                        471,604         444,277
    Other current assets                                                42,675          52,352
-----------------------------------------------------------------------------------------------
        Total current assets                                           756,021         713,625
-----------------------------------------------------------------------------------------------

Property, plant and equipment:
    Land                                                                36,540          34,883
    Buildings and improvements                                         356,722         347,465
    Machinery and equipment                                            498,297         483,600
    Construction in progress                                            83,384          37,487
    Less -- accumulated depreciation                                  (440,184)       (410,430)
-----------------------------------------------------------------------------------------------
        Net property, plant and equipment                              534,759         493,005
-----------------------------------------------------------------------------------------------

Goodwill, net                                                          127,240         118,158
Other assets                                                            51,926          22,919
-----------------------------------------------------------------------------------------------

        Total assets                                                $1,469,946      $1,347,707
===============================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt                                                   $342,085        $180,109
    Accounts payable                                                    60,288          58,050
    Accrued payroll and payroll taxes                                   29,526          22,422
    Accrued income taxes                                                29,402          47,819
    Other accrued expenses                                              30,847          26,880
-----------------------------------------------------------------------------------------------
        Total current liabilities                                      492,148         335,280
-----------------------------------------------------------------------------------------------

Long-term debt                                                         103,528         100,846
Deferred postretirement benefits                                        44,853          42,827
Other liabilities                                                        9,628           9,479
Stockholders' equity:
    Common stock, $1.00 par value; 200,000 shares authorized;
     101,042 and 101,056 shares issued at September 30, 2001
     and December 31, 2000, respectively; 73,649 and 76,216
     shares outstanding at September 30, 2001 and December 31,
     2000, respectively.                                               101,042         101,056
    Capital in excess of par value                                      44,534          41,129
    Common stock in treasury, at cost, 27,393 and 24,840
     shares at September 30, 2001 and December 31, 2000,
     respectively.                                                    (875,584)       (756,968)
    Retained Earnings                                                1,620,885       1,532,044
    Accumulated other comprehensive loss                               (71,088)        (57,986)
-----------------------------------------------------------------------------------------------
        Total stockholders' equity                                     819,789         859,275
-----------------------------------------------------------------------------------------------

        Total liabilities and stockholders' equity                  $1,469,946      $1,347,707
===============================================================================================

See accompanying notes to consolidated financial statements.

                                        Sigma-Aldrich Corporation
                            Consolidated Statements of Cash Flows (unaudited)
                                            (in thousands)

                                                                   Nine Months Ended September 30,
                                                                        2001            2000
Cash flows from operating activities:
    Net income                                                        $107,472        $289,355
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                   53,766          51,330
        Purchased in-process research and development                    1,200           6,700
        Gain on sale of discontinued operations                              -        (171,787)
        Deferred income taxes                                            1,352          (8,041)
        Postretirement benefits expense, net                             2,025             900
        Deferred compensation, net                                      (1,364)            550
    Change in assets and liabilities:
        Increase in accounts receivable                                (18,512)        (12,556)
        Increase in inventories                                        (25,765)        (33,146)
        Other                                                          (17,310)        (10,542)
-----------------------------------------------------------------------------------------------
            Net cash provided by operating activities                  102,864         112,763
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Property, plant and equipment additions, net                       (78,223)        (46,969)
    Proceeds from sale of discontinued operations                            -         430,389
    Acquisitions                                                       (37,574)        (41,206)
    Other, net                                                          (6,485)         (1,390)
-----------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities       (122,282)        340,824
-----------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Issuance of short-term debt                                        162,682          88,076
    Issuance of long-term debt                                           2,682         100,000
    Repayment of long-term debt                                            (45)             (5)
    Payment of dividends                                               (18,632)        (19,682)
    Stock repurchases                                                 (142,986)       (631,644)
    Exercise of stock options                                           21,366           8,884
-----------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities         25,067        (454,371)
-----------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                    566          (3,459)
-----------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                  6,215          (4,243)

Cash and cash equivalents at January 1                                  31,058          43,847
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                              $37,273         $39,604
===============================================================================================

Supplemental disclosures of cash flow information:
    Income taxes paid                                                  $62,777        $103,167
    Interest paid, net of capitalized interest                          14,352           5,941

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform with the presentation used in 2001.

(3) Inventories

The principal categories of inventories are:

                                    September 30,   December 31,
                                        2001            2000

            Finished goods            $389,678        $367,283

            Work in process             23,850          21,871

            Raw materials               58,076          55,123
          ------------------------------------------------------
            Total                     $471,604        $444,277
          ======================================================

(4) Debt

Short-term debt
At September 30, 2001, the Company had short-term credit facilities totaling $400,000, of which $50,000 is a committed facility. Borrowings under the short-term credit facilities of $328,500 at a weighted average interest rate of 4.0% and $166,300 at a weighted average interest rate of 7.0%, were outstanding at September 30, 2001 and December 31, 2000, respectively. The committed facility contains financial covenants related to working capital, interest coverage and net worth. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $13,068 and $13,711 at September 30, 2001 and December 31, 2000, respectively. The notes are payable in local currencies with weighted average interest rates of 1.0% and 1.9% at September 30, 2001 and December 31, 2000, respectively.

Current maturities of long-term debt were $517 and $98 at September 30, 2001 and December 31, 2000, respectively.

Long-term debt
Long-term debt consists of the following:

                                                September 30,   December 31,
                                                    2001            2000
            7.687% Senior Notes, due
            September 12, 2010                    $100,000        $100,000

            Other                                    4,045             944
          ------------------------------------------------------------------

            Total                                 $104,045        $100,944

            Less-current maturities                   (517)            (98)
          ------------------------------------------------------------------

                                                  $103,528        $100,846
          ==================================================================

On September 12, 2000, the Company issued $100,000 of 7.687% Senior Notes to an insurance company. The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth and restrict indebtedness. The Company is in full compliance with these covenants.

(5) Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding is as follows:

                                                              Three Months                 Nine Months
                                                           Ended September 30,          Ended September 30,
                                                            2001         2000            2001        2000
Net income available to common shareholders
    Net income from continuing operations                 $33,783      $27,946        $107,472    $107,487
    Net income from discontinued operations                     -            -               -      10,081
    Gain on sale of discontinued operations, net of taxes       -            -               -     171,787
----------------------------------------------------------------------------------------------------------
    Net income                                            $33,783      $27,946        $107,472    $289,355
==========================================================================================================

Weighted average shares
    Basic shares                                           74,196       79,929          75,011      85,431
    Effect of dilutive securities -- options outstanding      630          192             655         205
----------------------------------------------------------------------------------------------------------
    Diluted shares                                         74,826       80,121          75,666      85,636
==========================================================================================================

Net income per share -- Basic
    Net income from continuing operations                   $0.46        $0.35           $1.43       $1.26
    Net income from discontinued operations                     -            -               -        0.12
    Gain on sale of discontinued operations, net of taxes       -            -               -        2.01
----------------------------------------------------------------------------------------------------------
    Net income                                              $0.46        $0.35           $1.43       $3.39
==========================================================================================================

Net income per share -- Diluted
    Net income from continuing operations                   $0.45        $0.35           $1.42       $1.26
    Net income from discontinued operations                     -            -               -        0.12
    Gain on sale of discontinued operations, net of taxes       -            -               -        2.00
----------------------------------------------------------------------------------------------------------
    Net income                                              $0.45        $0.35           $1.42       $3.38
==========================================================================================================

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

For the three months ending September 30, 2001 and 2000, comprehensive income was $55,700 and $13,400, respectively. For the nine months ending September 30, 2001 and 2000, comprehensive income was $94,400 and $264,600, respectively.

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

                                                     Three Months                 Nine Months
                                                  Ended September 30,          Ended September 30,
                                                   2001         2000            2001        2000

        Scientific Research                      $159,901     $150,150        $493,074    $467,478
        Biotechnology                              58,811       54,729         179,660     165,454
        Fine Chemicals                             51,296       47,578         157,389     145,878
        Diagnostics                                17,725       17,372          56,989      54,849
        ------------------------------------------------------------------------------------------
            Total                                $287,733     $269,829        $887,112    $833,659
        ==========================================================================================

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9,409 and $7,479 for the three months ending September 30, 2001 and 2000, respectively. These sales for the nine months ending September 30, 2001 and 2000 were $30,226 and $23,643, respectively.

                                                     Three Months                 Nine Months
                                                  Ended September 30,          Ended September 30,
                                                   2001          2000            2001        2000
        Net sales to unaffiliated customers:
            United States                        $152,036      $139,052        $459,352    $417,053
            International                         135,697       130,777         427,760     416,606
        -------------------------------------------------------------------------------------------
            Total                                $287,733      $269,829        $887,112    $833,659
        ===========================================================================================

                                               September 30,  December 31,
                                                   2001          2000
        Long-lived assets:
            United States                        $403,333      $333,402
            International                         166,818       165,666
        ---------------------------------------------------------------
            Total                                $570,151      $499,068
        ===============================================================

(8) Discontinued Operations

The metal operations, which were sold on May 1, 2000, are accounted for as discontinued operations, and accordingly, its operating results are segregated in the accompanying Consolidated Statements of Income.

Information concerning discontinued operations is as follows:

                                                     Nine Months
                                               Ended September 30, 2000

            Net Sales                                  $101,093
            ===========================================================

            Income before taxes                        $ 16,002
            Provision for income taxes                    5,921
            -----------------------------------------------------------
            Net income                                 $ 10,081
            ===========================================================

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

(11) Share Repurchases

At September 30, 2001 and December 31, 2000, the Company repurchased approximately 28.9 million and 25.6 million shares, respectively, of an authorized repurchase of 30 million shares. Approximately 73.6 million shares were outstanding as of September 30, 2001. Additional shares purchased through October 31, 2001 bring total repurchases to 29.2 million shares. On November 13, 2001, the Board of Directors authorized the purchase of an additional 5 million shares bringing the total authorization to 35 million shares. The Company expects to continue share repurchases to acquire the remaining 0.8 million authorized shares and the additional 5 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

With the issuance of SFAS 142, recorded goodwill and goodwill acquired in business combinations will no longer be systematically amortized against earnings over the estimated useful life. Goodwill recorded at June 30, 2001 is amortized until, but not after, December 31, 2001. Goodwill recognized after June 30, 2001, if any, is not amortized. Instead, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test, with any impairment charged to earnings at that time. Intangible assets with indefinite lives will not be amortized and will be subject to an assessment for impairment, similar to goodwill. Intangible assets with finite lives will be amortized accordingly. The Company's goodwill amortization is expected to be approximately $8,000 ($.08 per share) for 2001 and would have been an equivalent amount in 2002, absent this change.

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

Results of Operations

For the three months ended September 30, 2001, diluted net income per share from continuing operations (excluding one-time charges for purchased in-process R&D) rose 7.1% to $.45 per share from $.42 in 2000. For the first nine months, diluted net income per share from continuing operations (excluding one-time charges for purchased in-process R&D) rose 7.5% to $1.43 per share from $1.33 in 2000. The stronger U.S. dollar reduced otherwise reportable diluted earnings per share $.04 and $.12 for the third quarter and first nine months of 2001, respectively. The operations of First Medical, Inc., and Amelung GmbH, purchased during the third quarter of 2000, reduced earnings per share by $.04 for the three months ended September 30, 2001 and $.10 for the first nine months of 2001. A one-time non-cash charge for purchased in-process research and development from the Isotec, Inc. acquisition further reduced diluted earnings per share by an additional $.01 for the first nine months of 2001. Ongoing business operations of Isotec, Inc. (acquired in February 2001) continued to provide a modest addition to operating income, as expected, for the nine month period ended September 30, 2001.

Sales increased 6.6% to $287.7 million in the third quarter and increased 6.4% to $887.1 million for the first nine months of 2001. Excluding the impact of currency exchange rates, sales grew 9.0% for the three months ended September 30, 2001 and 10.0% for the first nine months of 2001. An overall price increase of 3.9% in the third quarter was a small gain from the second quarter. Overall volume gains in the third quarter were approximately 4% compared to 5-6% year-to-date. Acquisitions added 1.2% to the growth in the third quarter and 1.4% to growth for the first nine months of 2001.

Scientific Research currency adjusted sales growth for the third quarter and year-to-date were 9.1% and 9.4%, respectively, including benefits from the February 2001 acquisition of Isotec, Inc. Internal gains of 6.9% and 7.2% for the third quarter and first nine months, respectively, continued to exceed market rates. Biotechnology currency adjusted sales growth for the third quarter of 10.5% was in line with growth expectations for the year. Biotechnology currency adjusted sales growth for the first nine months of 2001 was 12.8%. Research customers continued to migrate toward the Company's web site as a preferred method of ordering. Electronic orders have increased to 15% of our U.S. research sales and 9% of worldwide research sales. Fine Chemicals currency adjusted sales growth was 9.1% for the third quarter, bringing year-to-date currency adjusted sales growth to 10.6%. Booked orders remain strong, with only minimal impact from slowing economies. Diagnostics currency adjusted sales growth was 3.0% and 6.2% for the third quarter and first nine months, respectively. Sales expectations for both existing product lines and our new point of care instrument were not realized.

Cost of sales for the three months ending September 30, 2001 and 2000 was $153.5 million and $139.2 million, representing 53.4% and 51.6% of sales, respectively. The reduction in the gross margin is a result of increased investment in research and development and growth in lower margin products. Cost of sales for the first nine months ending September 30, 2001 and 2000 was $462.4 million and $425.2 million, representing 52.1% and 51.0% of sales, respectively. The reduction in the gross margin for the first nine months is due to increased investments to develop new products, higher utility costs in the U.S. and higher growth in lower margin business, only partially offset by price increases.

Selling, general and administrative expenses were $82.8 million and $81.9 million for the three months ending September 30, 2001 and 2000, respectively, or 28.8% and 30.3% of sales, respectively. For the first nine months of 2001, selling, general, and administrative expenses were $256.8 million, or 29.0% of sales, compared to $240.8 million, or 28.9% of sales for the first nine months of 2000. On a percent of sales basis, savings from process improvements and cost controls continued to benefit selling, general and administrative expenses, offsetting the impact of acquisitions.

Net interest expense for the three months ending September 30, 2001 and 2000 was $4.6 million and $0.1 million, respectively. For the first nine months of 2001 and 2000, net interest expense was $13.2 million and $3.9 million, respectively. The increase in interest in 2001 expense is a result of borrowings for share repurchases and acquisitions.

Net income from continuing operations for the three months ending September 30, 2001 and 2000 was $33.8 million and $27.9 million, respectively. For the first nine months of 2001 and 2000, net income from continuing operations was $107.5 million for both periods. Net income benefited from one-time tax credit adjustments of $1.5 million for the third quarter and first nine months of 2001. Adverse impacts of currency exchange reduced net income by $2.9 million for the third quarter and $9.0 million for the first nine months of 2001. Operations of acquisitions reduced net income by $2.7 million for the third quarter and $7.6 million for the first nine months of 2001. Purchased in-process research and development further reduced net income by $0.8 million for the first nine months of 2001.

Liquidity and Capital Resources

Net cash provided by operating activities is $102.9 million for the nine months ending September 30, 2001. Cash provided by operating activities was primarily due to net income, which was partially offset by increases in accounts receivable and inventories.

Investing activities decreased cash by $122.3 million for the first nine months of 2001 due primarily to the acquisition of Isotec, Inc. and capital spending related to the Company's Life Science Technology Center.

Financing activities increased cash by $25.1 million in the nine months ending September 30, 2001. The primary contributors were the increased borrowings of $165.3 million and proceeds from the exercise of stock options of $21.4 million. Dividend payments of $18.6 million and stock repurchases of $143.0 million decreased cash used in financing activities for the nine months ending September 30, 2001.

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

The Company is currently implementing plans to address the conversion to the euro such as updating certain information technology systems and evaluating currency risk, impacts on financial transactions and competitive activity. The costs associated with addressing the euro conversion are not expected to be material. The Company believes the conversion to the euro will not have a material impact on the Company's financial condition or results of its operations.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	November 14, 2001
Karen J. Miller, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)