Form 10-K
period 2001-12-31
SIGMA ALDRICH CORP
filed 2002-03-29
CIK 90185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                               ------------------
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to _________________

                          Commission file number 0-8135

                            SIGMA-ALDRICH CORPORATION
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

              Delaware                                43-1050617
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                          63103
-----------------------------------------            ---------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          314-771-5765
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant:

      $3,326,480,264                                 March 8,2002
------------------------                      ----------------------------
         Value                                     Date of Valuation

     Number of shares of the registrant's common stock, $1.00 par value, outstanding as of March 8, 2002 was 73,100,217.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference   Parts of Form 10-K into which Incorporated
-----------------------------------   ------------------------------------------
Pages 16-36 of the Annual Report to
  Shareholders for the year ended
  December 31, 2001                                Parts I, II and IV

Proxy Statement for the 2002 Annual
  Meeting of Shareholders                          Part III

The Index to Exhibits is located on page F-2 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates," "should" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation statements regarding the Company's expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity and other matters. These statements involve assumptions regarding the Company's operations, investments and acquisitions and the conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as changes in prices and the competitive business environment, other changes in the business environment in which the Company operates, changes in research funding, uncertainties surrounding government healthcare reform, government regulations applicable to the business, including without limitation, export controls, the impact of fluctuations in interest rates and foreign currency exchange rates and the effectiveness of the Company's further implementation of its global software systems. The Company does not undertake any obligation to update these forward-looking statements.

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

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications. The purchase price was $37.2 million.

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

In July 2000, the Company acquired the stock of First Medical, Inc. First Medical has developed a rapid immunoassay system that provides results to diagnose acute myocardial infarction. The initial investment was $15 million, with additional payments required if certain contingent sales and income growth targets are met through 2005.

In May 2000, the Company acquired the stock of ARK Scientific GmbH for $2 million. ARK is among the leading manufacturers and suppliers of custom synthetic DNA (oligonucleotides or "oligos") to life science researchers in Europe.

On March 27, 2000, the Company reached an agreement to sell its B-Line Systems metal business to Cooper Industries, Inc. On May 1, 2000, the Company completed the sale to Cooper Industries, Inc. for $425.2 million. Final purchase price adjustments increased the sale amount to $430.4 million. The funds received from the sale were used to repurchase shares and reduce outstanding borrowings and for other general corporate purposes.

The metal operations are accounted for as discontinued operations, and accordingly, operating results are segregated in the Consolidated Statements of Income.



(b) Financial information about segments.
--------------------------------------------------------------------------------

Information concerning the Company's business units is provided in Note 12 to the Company's consolidated financial statements on page 30 of the 2001 Annual Report which is incorporated herein by reference.

(c) Narrative description of business.
--------------------------------------------------------------------------------

The Company develops, manufactures and distributes the broadest range of high quality biochemicals, organic chemicals, chromatography products and diagnostic reagents available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the chemical industry and for the diagnosis of disease. The Company operates in 33 countries, offers more than 85,000 chemical products and distributes these products in over 160 countries.

Products:

The Company's life science products are used in many applications and disciplines, including molecular biology, cell biology, cell culture, protein analysis and chromatography, DNA sequencing and gene studies. Approximately 70% of the products supplied through the Scientific Research unit consist of biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. The remaining 30% of the Scientific Research products are complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. The products marketed through the Biotechnology unit are biochemicals and kits used in biotechnology, genomic and proteomic research and chromotography applications. Additional products supplied in Biotechnology relate to the areas of immunology, cell culture, molecular biology, cell signaling and neuroscience. The Fine Chemicals unit is a top 25 supplier of large scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology and diagnostic companies. The Diagnostics unit is a niche supplier of diagnostic reagents and instruments used in the diagnosis of disease. The main focus for diagnostics is in clinical chemistry, coagulation and immunochemistry, including coagulation analyzers and point-of-care cardiac testing. Customers for the Company's diagnostic reagents and equipment include hospitals, doctors and commercial laboratories and universities.

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

Sales and Distribution:

During the year ended December 31, 2001, products were sold to over 60,000 accounts representing over 1,000,000 individual customers, including hospitals, universities, pharmaceutical companies and clinical laboratories as well as private and governmental research laboratories. Small orders in laboratory quantities averaging approximately $300 accounted for 76% of the Company's sales in 2001. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for 18% of sales. The Company also packages certain individual products in diagnostic kit form. A diagnostic kit contains products which, when used in a series of manual and/or automated testing procedures, aid in detecting particular conditions or diseases. Diagnostic products accounted for the remaining 6% of the Company's sales.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone ("collect" or on "toll-free" WATS lines) or via its homepage on the World Wide Web (sigma-aldrich.com) for technical staff consultation or for placing orders. Shipments are made six days a week from St. Louis, Milwaukee, the United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels required to maintain this policy.


Production and Purchasing:

The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Houston, Texas; Bellefonte, Pennsylvania; Germany; Israel; Switzerland and the United Kingdom. A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals and diagnostic reagents are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are over 85,000 products listed in the Sigma, Aldrich, Fluka/Riedel-de Haen and Supelco catalogs, of which the Company produces approximately 40,000 products, or roughly 55% of sales in 2001. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

No one of the Company's 10,000 suppliers accounts for more than 10% of the Company's chemical purchases. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs, although no assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents and Trademarks:

The Company holds approximately 180 issued or pending patents and has roughly 425 licensing agreements worldwide. The Company's significant trademarks are the brand names, "Sigma", "Aldrich", "Fluka", "Riedel-de Haen" and "Supelco". The brands are marketed through business units called "Sigma-Aldrich Scientific Research", Sigma-Aldrich Biotechnology", "Sigma-Aldrich Fine Chemicals" and "Sigma Diagnostics". Their related registered logos, which have various expiration dates, are expected to be renewed indefinitely.

Dependence on a single customer or product:

During the year ended December 31, 2001, no single customer or product accounted for more than 2% of the Company's net sales.

Backlog:

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited back-log. Individual items may occasionally be out of stock. These items are shipped as soon as they become available. Some orders for larger-than-normal quantities specify a future delivery date which can create a small backlog; however on December 31, 2001 and 2000, the back-log of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2001 back-log will be shipped during 2002.

Competition:

Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and for diagnostic testing procedures involving enzymes and of chromatography products for analyzing and separating complex chemical mixtures. While the Company generally offers thousands of chemicals and stock and analyzes many of its products, some of the Company's products are unusual and have relatively little demand. There are many competitors who offer a limited quantity of chemicals. In addition, several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

In all product areas the Company competes primarily on the basis of customer service, product quality and price. The Company markets its chemical products through its four business units: Scientific Research, Biotechnology, Fine Chemicals and Diagnostics. The Company had over 3,500,000 catalogs in the market place in 2001 for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands with customers and potential customers throughout the world. This is supplemented with advertisements in chemical and other scientific journals, through the use of mailing of special product brochures and by personal visits by sales and technical representatives with customers.

Compliance with regulations:

The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the "Act"). However, a limited number of the Company's products, including in-vitro diagnostic reagents, are subject to labeling, manufacturing and other provisions of the Act. The Company believes it is in compliance in all material respects with the applicable regulations promulgated under the Act.

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

The Clean Air Act (CAA), as amended, and the regulations promulgated thereunder regulate the emission of harmful pollutants to the air outside of the work environment. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

The Clean Water Act (CWA), as amended, and the regulations promulgated thereunder regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat waste water before discharge to the waters of the United States or a Publicly Owned Treatment Works (POTW).

The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard ("Right to Know"), and the regulations promulgated thereunder require the labeling of hazardous substance containers, the supplying of Material Safety Data Sheets ("MSDS") on hazardous products to customers and hazardous substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDS, along with other health and safety programs.

The Resource Conservation and Recovery Act of 1976 (RCRA), as amended, and the regulations promulgated thereunder require certain procedures regarding the treatment, storage and disposal of hazardous waste.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA) and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS's and the quantities of hazardous materials in the Company's possession.

The Toxic Substances Control Act of 1976 (TSCA) requires reporting, testing and pre-manufacture notification procedures for certain chemicals. Exemptions are provided from some of these requirements with respect to chemicals manufactured in small quantities solely for research and development use.

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

Number of persons employed:

The Company had 6,467 employees as of December 31, 2001. The total number employed in the United States was 3,587 with the remaining 2,880 employed by the Company's foreign subisidaries. The Company employs over 2,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 300 with Ph.D. degrees.

(d) Financial information about geographic areas.
--------------------------------------------------------------------------------

Information concerning geographic segments for the years ended December 31, 2001, 2000 and 1999, is located in Note 12 to the Company's consolidated financial statements on page 30 of the 2001 Annual Report which is incorporated herein by reference.

In the year ended December 31, 2001, approximately 52% of the Company's sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries (noted in Exhibit 21) organized in Argentina, Australia, Austria, Belgium, Brazil, Canada, Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

For sales with final destinations in an international market, the Company has a Foreign Sales Corporation ("FSC") subsidiary, which provides certain Federal income tax advantages. The effect of the tax rules governing the FSC is to lower the effective federal income tax rate on export income. The Company's FSC subsidiary is taxed at a lower effective tax rate on its income from U.S. export sales. The increase in the FSC benefit in 2001 results from prior year redeterminations. The FSC has been replaced by the Extraterritorial Income Exclusion (EIE) on the Company's U.S. export sales for 2002 and beyond. The EIE will lower the effective tax rate on income from U.S. export sales and produce approximately the same benefit as was provided by the FSC. The Company intends to continue to comply with the provisions of the Internal Revenue Code relating to FSCs and EIE.

The Company's international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During the year ended December 31, 2001, approximately 12% of the Company's United States operations' chemical purchases were from international suppliers.

 (e) Executive Officers of the Registrant.
--------------------------------------------------------------------------------

Information regarding executive officers is contained in Part III, Item 10 hereof, and is incorporated herein by reference.

Item 2.  Properties.
--------------------------------------------------------------------------------

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

                           Building Area
               Land Area     (Sq. Ft.)
Country         (Acres)   (In thousands)              Function
-------         -------   --------------              --------
United States    1,622        3,824       admin.,production,warehousing,distrib.
Germany             45          588       admin.,production,warehousing,distrib.
Switzerland         13          382       admin.,production,warehousing,distrib.
United Kingdom     240          311       admin.,production,warehousing,distrib.
Israel               5          131       admin.,production,warehousing,distrib.
All Other           34          514       admin.,warehousing,distrib.
                ------        -----
Total            1,959        5,750

Percent Owned           88%
Percent Leased          12%

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

Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2001.

                                     PART II
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
--------------------------------------------------------------------------------

Information concerning the market price of the Company's Common Stock and related shareholder information for the years ended December 31, 2001 and 2000 is located on page 36 of the 2001 Annual Report, which is incorporated herein by reference.

As of March 8, 2002, there were 1,214 record holders of the Company's Common Stock.

Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis
--------------------------------------------------------------------------------
of Financial Condition and Results of Operations, Qualitative and Quantitative
------------------------------------------------------------------------------
Disclosures about Market Risk and Financial Statements and Supplementary Data.
------------------------------------------------------------------------------

The information required by Items 6 through 8 is incorporated herein by reference to pages 16-36 of the 2001 Annual Report. See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 2001 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
--------------------------------------------------------------------------------

Not applicable.

________________________________________________________________________________

                                    PART III
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.
--------------------------------------------------------------------------------

     Information under the captions "Nominees for Board of Directors" and "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" and section 16(a) "Beneficial Ownership Reporting Compliance" of the 2002 Proxy Statement is incorporated herein by reference.

________________________________________________________________________________

     The executive officers of the Registrant are:

     Name of Executive Officer   Age    Positions and Offices Held
     -------------------------   ---    ----------------------------------------

     Larry S. Blazevich          54     Vice President, Information Systems
     Terry R. Colvin             46     Vice President, Human Resources
     David R. Harvey             62     Chairman, President and Chief Executive
                                        Officer
     Michael R. Hogan            48     Chief Financial Officer, Chief
                                        Administrative Officer and Secretary
     David W. Julien             47     President, Biotechnology
     Rodney L. Kelley            48     Vice President, Safety and Compliance
     James W. Meteer             51     Vice President, Quality Systems
     Karen J. Miller             44     Controller
     Robert Monaghan             55     President, Diagnostics
     Jai P. Nagarkatti           55     President, Fine Chemicals
     Kirk A. Richter             55     Treasurer
     Frank D. Wicks              48     President, Scientific Research

There is no family relationship between any of the officers or directors.

Mr. Blazevich has been Vice President, Information Systems for more than five years.

Mr. Colvin was elected Vice President, Human Resources of the Company in March 1998. He served as Vice President, Human Resources at Sigma from January 1995 to February 1998.

Dr. Harvey has been Chairman of the Board since January 2001 and became Chief Executive Officer of the Company in November 1999. He served as the Chief Operating Officer of the Company for more than five years until November 1999. He has been President of the Company for more than five years.

Mr. Hogan joined Sigma-Aldrich in April 1999 as Chief Financial Officer. Since then, his duties have been expanded to include leadership of the Human Resources, Information Systems and Quality functions when he was named Chief Administrative Officer in November 1999. Before joining the Company, Mr. Hogan served as Corporate Vice President and Controller of Monsanto Company from January of 1996 through March of 1999. Prior to joining Monsanto, he held a number of senior management positions for ten years at General American Life Insurance Company.

Mr. Julien was named President of the Biotechnology division in November 1999. Previously he served as President of Sigma from August 1998 to November 1999 and as Vice President of Sigma from November 1995 to August 1998.

Mr. Kelley was elected Vice President of Safety and Compliance in August of 1998. He served as Director of Safety for over four years prior to August 1998.

Mr. Meteer has been Vice President, Quality Systems of the Company for more than five years.

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


Item 11.  Executive Compensation.
--------------------------------------------------------------------------------

Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 2002 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------------

Information under the caption "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" of the 2002 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------------------------------

     Information under the caption "Director Compensation and Transactions" of the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents filed as part of this report:

     1.   Financial Statements.

            See Index to Financial Statements and Schedules on page F-1 of this report. Those pages of the Company's 2001 Annual Report listed in such Index or referred to in Items 1 through 5 are incorporated herein by reference.

     2.   Financial Statement Schedules.

            See Index to Financial Statements and Schedules on page F-1 of this report.

     3.   Exhibits.

            See Index to Exhibits on page F-2 of this report.

(b)  Reports on Form 8-K:

     None filed in the fourth quarter.

                                   SIGNATURES
--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SIGMA-ALDRICH CORPORATION
               -------------------------
                     (Registrant)

               By  /s/     Karen J. Miller                       March 29, 2002
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

      By      /s/     David R. Harvey                            March 29, 2002
              ------------------------------------------         --------------
              David R. Harvey, Director, Chairman,                    Date
              President and Chief Executive Officer

      By      /s/     Karen J. Miller                            March 29, 2002
              ------------------------------------------         --------------
              Karen J. Miller, Controller                             Date

      By      /s/     Michael R. Hogan                           March 29, 2002
              ------------------------------------------         --------------
              Michael R. Hogan, Chief Financial Officer,              Date
              Chief Administrative Officer and Secretary

      By      /s/     D. Dean Spatz                              March 29, 2002
              ----------------------------------------           --------------
              D. Dean Spatz, Director                                 Date

      By      /s/     Nina V. Fedoroff                           March 29, 2002
              -------------------------------------------        --------------
              Nina V. Fedoroff, Director                              Date

      By      /s/     W. Lee McCollum                            March 29, 2002
              -----------------------------------------          --------------
              W. Lee McCollum, Director                               Date

      By      /s/     Jerome W. Sandweiss                        March 29, 2002
              ------------------------------------------         --------------
              Jerome W. Sandweiss, Director                           Date

                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
--------------------------------------------------------------------------------


                                                                  Page Number
                                                                   Reference
                                                                 -------------
                                                                 Annual Report
                                                                to Shareholders
                                                                ---------------
Selected financial data for the years
   2001, 2000, and 1999                                                36

Management's discussion and analysis                                   16

Market risk disclosure                                                 20

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets
        December 31, 2001 and 2000                                     22

   Consolidated statements for the years
        ended December 31, 2001, 2000 and 1999
          Income                                                       21
          Stockholders' Equity                                         23
          Cash Flows                                                   24

   Notes to consolidated financial statements                          25

   Report of independent public accountants                            35


FINANCIAL STATEMENT SCHEDULES:

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

INDEX TO EXHIBITS
-----------------

These Exhibits are numbered in accordance with the Exhibit Table of Item 6.01 of Regulation S-K:

Exhibits
--------

2 (a) Sale and Purchase Agreement dated March 27, 2000 by and among
      ---------------------------
      Sigma-Aldrich Corporation, a Delaware corporation ("SIAL"), Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-Aldrich Canada Ltd., a corporation organized under the laws of Canada ("Sigma Canada"), Sigma-Aldrich Company Ltd., a corporation organized under the laws of the United Kingdom ("Sigma UK"), Sigma-Aldrich Chemie GmbH, a corporation organized under the laws of Germany("Sigma Germany"), Cooper Industries, Inc., an Ohio corporation ("Cooper"), CBL Acquisition Corp., a Delaware corporation ("CBL") and Cooper Technologies Company, a Delaware Corporation ("CTC", and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany, Cooper and CBL, the "Parties") Sigma-Aldrich Corporation, Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich Company Ltd., Sigma-Aldrich Chemie GmbH, as sellers and Cooper Industries, Inc., CBL Acquisition Corp., Cooper Technologies Company, as buyers (schedules omitted). - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the quarter ended March 31, 2000, Commission File number 0-8135.

  (b) First Amendment to the Sale and Purchase Agreement - Incorporated by
      --------------------------------------------------
      reference to Exhibit 2(b) of Form 10-Q for the quarter ended March 31, 2000, Commission File number 0-8135.

3 (a) Certificate of Incorporation and Amendments - Incorporated by reference to
      -------------------------------------------
      Exhibit 3(a) of Form 10-Q filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

  (b) By-Laws as amended - Incorporated by reference to Exhibit 3(b) of Form
      ------------------
      10-K for the period ended December 31, 2000, Commission File number
      0-8135.

4     Instruments Defining the Rights of Shareholders, Including Indentures:

  (a) Certificate of Incorporation and Amendments        See Exhibit 3(a) above.

  (b) By-Laws as amended February 20, 2001               See Exhibit 3(b) above.

  (c) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich
      ----------------
      Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. - Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

  (d) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10    Material Contracts:

  (a) Third Amendment and Restatement of the Incentive Stock Bonus Plan* -
      -----------------------------------------------------------------
      Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1996, Commission File Number 0-8135.

  (b) Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(d) of
      -------------------------
      Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

  (c) First Amendment to Share Option Plan of 1987* - Incorporated by reference
      --------------------------------------------
      to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

     (d)  Second Amendment to Share Option Plan of 1987* - Incorporated by
          ---------------------------------------------
          reference to Exhibit 10(f) of Form 10-K filed for the Year ended December 31, 1994, Commission File Number 0-8135.

     (e)  Third Amendment to Share Option Plan of 1987* - Incorporated by
          --------------------------------------------
          reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (f)  Fourth Amendment to Share Option Plan of 1987* - Incorporated by
          ---------------------------------------------
          reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (g)  Form of Employment Agreement with former Chairman Carl T.
          ----------------------------
          Cori*(Similar Employment Agreements also exist with David R. Harvey, Larry S. Blazevich, Terry R. Colvin, Michael R. Hogan, David W. Julien, Rodney L. Kelley, James W. Meteer, Karen J. Miller, Robert Monaghan, Jai P. Nagarkatti, Kirk A. Richter and Frank D. Wicks)Incorporated by reference to Exhibit 10 (f) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

     (h)  Share Option Plan of 1995* - Incorporated by reference to Appendix A
          -------------------------
          of the Company's Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

     (i)  First Amendment to Share Option Plan of 1995* - Incorporated by
          --------------------------------------------
          reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (j)  Second Amendment to Share Option Plan of 1995* - Incorporated by
          ---------------------------------------------
          reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (k)  Third Amendment to Share Option Plan of 1995* - Incorporated by
          --------------------------------------------
          reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (l)  Fourth Amendment to Share Option Plan of 1995* - Incorporated by
          ---------------------------------------------
          reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (m)  Fifth Amendment to Share Option Plan of 1995* - Incorporated by
          --------------------------------------------
          reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (n)  Directors' Nonqualified Share Option Plan of 1998* - Incorporated by
          -------------------------------------------------
          reference to Exhibit A of the Company's Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135.

     (o)  First Amendment to Directors' Nonqualified Share Option Plan of 1998*
          --------------------------------------------------------------------
          - Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

     (p)  Share Option Plan of 2000* - Incorporated by reference to Appendix A
          -------------------------
          of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(11)      Statement Regarding Computation of Net Earnings Per Share-
          ---------------------------------------------------------
          Incorporated by reference to the information on net earnings per share included in Note 15 to the Company's 2001 financial statements filed as Exhibit 13 below.

(13)      Pages 16-36 of the Annual Report to Shareholders for the year ended
          ------------------------------------------------
          December 31, 2001.

(21)      Subsidiaries of Registrant
          --------------------------

(23)      Consent of Independent Public Accountants
          -----------------------------------------

(99.1)    Letter to the Commission Pursuant to Temporary Note 3T to Article 3 of
          ----------------------------------------------------------------------
          Regulation S-X
          --------------

*Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.