Form 10-Q
period 2002-03-31
SIGMA ALDRICH CORP
filed 2002-05-10
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X No

There were 73,191,473 shares of the Company's $1.00 par value common stock outstanding on April 30, 2002.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                            Sigma-Aldrich Corporation
                  Consolidated Statements of Income (unaudited)
                     (in thousands except per share amounts)

                                                             Three Months
                                                            Ended March 31,
                                                           2002        2001

Net sales                                               $316,893    $305,646
    Cost of products sold                                156,025     147,170
-----------------------------------------------------------------------------

Gross profit                                             160,868     158,476
    Selling, general and administrative expenses          87,079      88,808
    Research and development expenses                     12,139      10,801
    Purchased in-process research and development              -       1,200
    Interest, net                                          4,063       4,674
-----------------------------------------------------------------------------

Income before income taxes                                57,587      52,993
    Provision for income taxes                            17,852      16,350
-----------------------------------------------------------------------------

Reported net income                                       39,735      36,643
Add back: goodwill amortization, net of taxes                  -       1,552
-----------------------------------------------------------------------------

Adjusted net income                                      $39,735     $38,195
=============================================================================

Net income per share - Basic
    Reported net income                                    $0.54       $0.49
    Add back: goodwill amortization, net of taxes              -        0.02
-----------------------------------------------------------------------------

    Adjusted net income                                    $0.54       $0.51
=============================================================================

Net income per share - Diluted
    Reported net income                                    $0.54       $0.48
    Add back: goodwill amortization, net of taxes              -        0.02
-----------------------------------------------------------------------------

    Adjusted net income                                    $0.54       $0.50
=============================================================================

Weighted average number of shares outstanding - Basic     73,017      75,510
=============================================================================
Weighted average number of shares outstanding - Diluted   73,604      76,134
=============================================================================
Dividends per share                                      $0.0850     $0.0825
=============================================================================

See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation
                           Consolidated Balance Sheets
                                 (in thousands)

                                                       March 31,    December 31,
                                                         2002           2001
                                                      (unaudited)

Assets
Current assets:
    Cash and cash equivalents                         $   35,401     $   37,637
    Accounts receivable, net of allowance for
      doubtful accounts                                  208,498        181,450
    Inventories                                          456,963        468,926
    Other current assets                                  41,892         39,298
---------------------------------------------------------------------------------

        Total current assets                             742,754        727,311
---------------------------------------------------------------------------------

Property, plant and equipment:
    Land                                                  36,002         35,990
    Buildings and improvements                           407,520        405,669
    Machinery and equipment                              517,636        513,616
    Construction in progress                              38,057         37,677
    Less -- accumulated depreciation                    (464,208)      (450,902)
---------------------------------------------------------------------------------

        Net property, plant and equipment                535,007        542,050
---------------------------------------------------------------------------------

Goodwill, net                                            126,450        127,602
Other assets                                              42,918         42,839
---------------------------------------------------------------------------------

        Total assets                                  $1,447,129     $1,439,802
=================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt                                   $  232,041     $  270,382
    Accounts payable                                      55,896         59,509
    Accrued payroll and payroll taxes                     28,582         26,266
    Accrued income taxes                                  29,358         13,391
    Other accrued expenses                                31,069         28,015
---------------------------------------------------------------------------------

        Total current liabilities                        376,946        397,563
---------------------------------------------------------------------------------

Long-term debt                                           176,810        177,700
Deferred post-retirement benefits                         46,509         43,778
Other liabilities                                         10,512         11,046

Stockholders' equity:
    Common stock, $1.00 par value; 200,000 shares
      authorized; 101,039 and 101,040 shares
      issued at March 31, 2002 and December 31,
      2001, respectively; 73,093 and 73,014
      shares outstanding at March 31, 2002 and
      December 31, 2001, respectively                    101,039        101,040
    Capital in excess of par value                        43,889         43,373
    Common stock in treasury, at cost, 27,946 and
      28,026 shares at March 31, 2002 and
      December 31, 2001, respectively                   (901,901)      (903,479)
    Retained earnings                                  1,681,742      1,648,214
    Accumulated other comprehensive loss                 (88,417)       (79,433)
---------------------------------------------------------------------------------

        Total stockholders' equity                       836,352        809,715
---------------------------------------------------------------------------------

        Total liabilities and stockholders' equity    $1,447,129     $1,439,802
=================================================================================

See accompanying notes to consolidated financial statements.

                           Sigma-Aldrich Corporation
                Consolidated Statements of Cash Flows (unaudited)
                                (in thousands)

                                                    Three Months ended March 31,
                                                          2002           2001

Cash flows from operating activities:
    Reported net income                                 $39,735        $36,643
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                    17,165         17,952
        Purchased in-process research and
          development                                         -          1,200
        Deferred income taxes                               441          2,768
        Post-retirement benefits expense                    788            800
        Deferred compensation, net                           78         (1,109)
    Change in assets and liabilities:
        Increase in accounts receivable                 (29,701)       (29,303)
        Decrease (increase) in inventories                7,675         (9,771)
        Other                                            16,644        (10,488)
--------------------------------------------------------------------------------
            Net cash provided by operating
              activities                                 52,825          8,692
--------------------------------------------------------------------------------

Cash flows from investing activities:
    Property, plant and equipment additions             (14,119)       (22,295)
    Sale of equipment                                       565            167
    Acquisition of businesses                                 -        (37,574)
    Other, net                                              205          2,822
--------------------------------------------------------------------------------
            Net cash used in investing
              activities                                (13,349)       (56,880)
--------------------------------------------------------------------------------

Cash flows from financing activities:
    (Repayment) issuance of short-term debt             (38,204)        78,416
    Repayment of long-term debt                            (858)           (66)
    Payment of dividends                                 (6,206)        (6,220)
    Stock repurchases                                    (3,129)       (48,258)
    Exercise of stock options                             4,237         15,856
--------------------------------------------------------------------------------
            Net cash (used in) provided by
              financing activities                      (44,160)        39,728
--------------------------------------------------------------------------------

Effect of exchange rate changes on cash                   2,448          7,706
--------------------------------------------------------------------------------

Net change in cash and cash equivalents                  (2,236)          (754)

Cash and cash equivalents at January 1                   37,637         31,058
--------------------------------------------------------------------------------

Cash and cash equivalents at March 31                   $35,401        $30,304
================================================================================

Supplemental disclosures of cash flow information
    Income taxes paid                                   $ 1,401        $16,715
    Interest paid, net of capitalized
      interest                                            4,419          4,900

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2002.

(3) Research and Development Expenses

Expenditures relating to the development of new products and processes, including significant improvements to existing products or processes, are expensed as incurred as research and development.

(4) Inventories

The principal categories of inventories are:

                         March 31,      December 31,
                           2002            2001

Finished goods           $375,144        $384,498
Work in process            22,510          26,247
Raw materials              59,309          58,181
--------------------------------------------------
Total                    $456,963        $468,926
==================================================

(5) Debt

Short-term debt

At March 31, 2002, the Company had committed short-term credit facilities totaling $350,000, of which $300,000 provides back-up liquidity for a commercial paper program. In January 2002, the Company launched a commercial paper program to borrow up to $800,000. At March 31, 2002, $217,900 of commercial paper was outstanding with a weighted average interest rate of 2.2%. At December 31, 2001, the Company had notes payable outstanding of $255,000 under these short-term credit facilities at a weighted average interest rate of 2.7%. The committed facility contains financial covenants related to interest coverage and debt levels in relation to capitalization. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $13,644 and $14,881 at March 31, 2002 and December 31, 2001, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.8% at March 31, 2002 and December 31, 2001.

Current maturities of long-term debt were $497 and $501 at March 31, 2002 and December 31, 2001, respectively.

Long-term debt

Long-term debt consists of the following:

                                               March 31,     December 31,
                                                 2002           2001

7.687% Senior Notes, due September 12, 2010    $100,000        $100,000
5.16% Senior Notes, due November 20, 2006        75,000          75,000
Other                                             2,307           3,201
Total                                          $177,307        $178,201
------------------------------------------------------------------------
Less -- Current maturities                         (497)           (501)
------------------------------------------------------------------------
                                               $176,810        $177,700
========================================================================

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth and restrict indebtedness. The Company is in full compliance with these covenants.

(6) Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related weighted average shares outstanding, is as follows:

                                                         Three Months
                                                         Ended March 31,
                                                        2002        2001

Net income available to common shareholders
    Reported net income                               $39,735    $36,643
    Add back: goodwill amortization, net of taxes           -      1,552
-------------------------------------------------------------------------
    Adjusted net income                               $39,735    $38,195
=========================================================================

Weighted average shares
    Basic shares                                       73,017     75,510
    Effect of dilutive securities - options
     outstanding                                          587        624
-------------------------------------------------------------------------
    Diluted shares                                     73,604     76,134
=========================================================================

Net income per share - Basic
    Reported net income                                 $0.54      $0.49
    Add back: goodwill amortization, net of taxes           -       0.02
-------------------------------------------------------------------------
    Adjusted net income                                 $0.54      $0.51
=========================================================================

Net income per share - Diluted
    Reported net income                                 $0.54      $0.48
    Add back: goodwill amortization, net of taxes           -       0.02
-------------------------------------------------------------------------
    Adjusted net income                                 $0.54      $0.50
=========================================================================

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

For the quarters ended March 31, 2002 and 2001, reported comprehensive income was approximately $30,800 and $9,800, respectively.

(8) Company Operations By Segment

The Company is organized into four business units based on their product offerings and markets they serve. The Company's chief operating decision-maker and Board of Directors review net sales for the Company's four business units to assess performance and make overall operating decisions and resource allocations. Because the business units share production and distribution facilities, specific cost and income information is not provided for each business unit. Profit and loss information is reported on a consolidated basis to the chief operating decision-maker and the Company's Board of Directors. Based on these factors, the Company has concluded it has one reportable segment. Certain catalog-based products marketed by the Diagnostics unit that contributed approximately $11,000 in full year sales and a modest positive contribution to diluted earnings per share in 2001 were reclassified out of Diagnostics and into the Company's Scientific Research unit. Sales data for all periods presented has been restated to reflect this reclassification. Net sales by business unit are as follows:

                              Three Months
                              Ended March 31,
                             2002        2001

Scientific Research       $177,438    $172,838
Biotechnology               65,844      61,654
Fine Chemicals              58,323      53,934
Diagnostics                 15,288      17,220
-----------------------------------------------
    Total                 $316,893    $305,646
===============================================

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9,461 and $9,618 for the three months ended March 31, 2002 and 2001, respectively.

                                             Three Months
                                            Ended March 31,
                                           2002        2001

Net sales to unaffiliated customers:
    United States                       $161,907    $153,846
    International                        154,986     151,800
-------------------------------------------------------------
        Total                           $316,893    $305,646
=============================================================

                                         March 31,  December 31,
                                           2002        2001

Long-lived assets:
    United States                       $402,756    $404,993
    International                        162,487     167,556
-------------------------------------------------------------
        Total                           $565,243    $572,549
=============================================================

(9) Acquisitions

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications for approximately $37,200.

The above transaction has been accounted for using the purchase method of accounting. The acquisition is immaterial for pro-forma presentation requirements.

(10) Purchased In-Process Research and Development

A one-time pretax charge of $1,200 was incurred for purchased in-process research and development (IPR&D) relating to the acquisition of Isotec. IPR&D represents the value assigned to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition. It is the Company's belief that the projects in process were currently not technologically feasible and the projects had no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was immediately written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(11) Share Repurchases

At March 31, 2002 and December 31, 2001, the Company had repurchased approximately 29.7 million shares, of an authorized repurchase of 35 million shares. Approximately 73.1 million shares were outstanding as of March 31, 2002. The Company expects to continue evaluating possible share repurchases to acquire the remaining 5.3 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 142 requires the Company to assess goodwill and intangible assets with indefinite lives for impairment rather than systematically amortize goodwill against earnings. The Company will complete the impairment assessment of goodwill during the second quarter of 2002.

The following table provides information relating to the Company's amortized and unamortized intangible assets as of March 31, 2002:

                                                                 Accumulated
Amortized intangible assets:                        Cost        Amortization

    Patents                                       $  3,285        $ 1,907
    Trademarks                                       2,445          1,237
    Licenses                                         1,126            290
    Other                                           10,840          6,047
----------------------------------------------------------------------------
        Total                                     $ 17,696        $ 9,481
============================================================================

    Unamortized intangible asset - Goodwill       $152,493        $26,043
============================================================================

For the three-month period ended March 31, 2002, the Company recorded amortization expense of $373 related to intangible assets. The Company expects to record annual amortization expense of approximately $1,500 in each of the next five years related to these intangible assets.

(13) Subsequent Event

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS No. 144 supersedes Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121) and provides a single accounting model for long-lived assets to be disposed of by sale. This Statement is effective for the Company as of January 1, 2002.

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue the business before the end of 2002. As the Company did not meet the requirements of SFAS 144 related to assets to be disposed of by sale at March 31, 2002, the Company will report the effects of its decision to discontinue the Diagnostics business as assets held for sale during the second quarter of 2002.

The Company has signed a non-binding letter of intent to sell its enzyme immunoassay (EIA) product line to IVAX Diagnostics. The sale is expected to be completed during the second quarter of 2002. The EIA products contributed $7 million in sales in 2001.

To minimize costs, staffing of the Diagnostics business will be reduced to the level necessary to service customers, assist in the sale of relevant assets and meet contractual obligations. The Diagnostics unit has approximately 500 employees at various worldwide locations, with approximately 180 on staff at the unit's headquarters in St. Louis. Absent buyers willing to absorb employees as part of a purchase, reductions of up to 75% of worldwide staff of the Diagnostics unit and up to 50% of St. Louis staff will occur over the remainder of the year, with the majority occurring in the second quarter. Where possible, Diagnostics employees will be reassigned within the Sigma-Aldrich organization. A one-time charge of up to $63 million ($.86 per share) will be recorded in the second quarter. This one-time charge includes reductions in the carrying value of applicable assets to an expected realizable amount and costs of staff reductions. The write-off of unamortized goodwill and other intangible assets of $21 million, net of applicable taxes, from the acquisitions of First Medical, Inc. and Amelung GmbH is included in this one-time charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the "Report") may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including without limitations statements regarding possible or expected future results, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, such as the discontinuance of its Diagnostics business, including the effect on sales and earnings from running the discontinued business as assets are held for sale and possible cash proceeds from the discontinuance, and other matters, which involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding,

(4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, including without limitation, export controls, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company's further implementation of its global software systems, and (8) expectations for the discontinuance of the Diagnostics business, including the ability to supply customers while assets are held for sale and the ability to retain customers, suppliers and employees. The Company does not undertake any obligation to update these forward-looking statements.

Results of Operations

Reported sales increased 3.7% to $316.9 million in the first quarter of 2002 as compared to the first quarter of 2001. Excluding the impact of currency exchange rates, sales grew 6.4% for the three months ended March 31, 2002 as compared to the first quarter of 2001. The February 2001 acquisition of Isotec, Inc. provided only modest benefit to the quarterly sales gain. For the Company's Scientific Research, Biotechnology and Fine Chemicals businesses, currency adjusted growth in the first two months was in-line with targeted (currency adjusted) levels, but was offset by somewhat slower growth in the month of March due largely to holidays observed near the end of the first quarter. The impact of these holidays had been reflected in second quarter (rather than first quarter) results in 2001. The Company did not experience any discernible adverse impact from slower growth in the worldwide economy or declines in demand experienced by others in certain life science sectors. Sales for Diagnostics declined 11.2% in the first quarter of 2002 as compared to the first quarter of 2001. The Company has determined that certain catalog-based products previously marketed by the Diagnostics unit that provided $11 million in full year sales and a modest positive contribution to earnings per share in 2001 should be reclassified to Scientific Research.

For the first quarter ended March 31, 2002, diluted net income per share rose 5.9% to $.54 per share from $.51 per share in 2001 (after 2001 results to exclude goodwill amortization and a one-time charge for purchased in-process research and development). The overall sales decline in Diagnostics and disappointing sales of First Medical's cardiac point of care instrument together with high expense levels for First Medical, reduced the reported diluted per share income by $.04. The continued strengthening of the U.S. dollar masked even stronger performance in the Company's underlying operations by reducing otherwise reportable diluted per share earnings by $.02.

A summary of reported and currency adjusted sales gains is as follows:

                           Three Months Ended
                              March 31, 2002
                                        Currency
                            Reported    Adjusted

Scientific Research            2.7%        5.6%
Biotechnology                  6.8%        9.8%
Fine Chemicals                 8.1%       10.1%
    Subtotal                   4.6%        7.3%
Diagnostics                  (11.2%)      (9.4%)
    Total Company              3.7%        6.4%
================================================

Scientific Research sales (excluding currency impacts but including product sales reclassified from Diagnostics in both 2001 and 2002 results) increased 5.6% as the adverse impact from the first quarter-end 2002 holidays was reflected in both U.S. and international results. Biotechnology sales gains (excluding currency impacts) of 9.8% reflect targeted growth in most key life science areas, offset by a modest decline in sales of chromatography products. We expect new product development activities at the Company's newly opened Life Science and High Technology Center in St. Louis are expected to support this unit's ability to meet its growth goals in upcoming quarters. Continuing enhancement and promotion of the Company's e-commerce capabilities again doubled our web based sales over the comparable prior period as electronic orders increased to 19% of our U.S. research sales and 12% of worldwide research sales. Fine Chemicals growth of 10.1% (excluding currency impacts) was driven by strong demand from pharmaceutical customers, with equivalent gains in sales to both U.S. and international customers. Diagnostics reversed an improving performance in 2001 as sales declined in all major product areas. Efforts to accelerate the placement of cardiac point of care instruments and sell products through new distribution agreements did not materialize as expected. Price gains, excluding Diagnostics, approached 3.0% as price gains on research sales averaged 3.5%. Overall volume gains were 4.5% as holidays at quarter-end reduced volume growth from levels achieved in the final quarter of 2001 that enabled the Company to achieve our targeted increase of 10% internal growth (currency adjusted) by year-end 2001.

Cost of sales for the quarter ending March 31, 2002 and 2001 was $156.0 million and $147.2 million, representing 49.2% and 48.2% of sales, respectively, after taking research and development expenses out of cost of sales and reporting these expenses as a separate cost component in the Company's Consolidated Statements of Income. The reduction in the gross margin is a result of increased growth in lower margin business, partially offset by benefits from price gains and lower utility costs.

Selling, general and administrative expenses were $87.1 million and $88.8 million for the three months ending March 31, 2002 and 2001, respectively, or 27.5% and 29.1% of sales, respectively. Savings from process improvements and cost controls continued to benefit selling, general and administrative expenses, offsetting the impact of Diagnostics acquisitions and increases in insurance and employee benefit costs.

Research and development expenses were 3.8% and 3.5% of sales for the quarter ended March 31, 2002 and 2001, respectively. This increase reflects costs to operate the new Life Science and High Technology Center. The research and development expenses relate solely to efforts to add new manufactured products, which account for approximately 55% of total sales. The majority of these expenses had been included in Cost of Products Sold in previously issued financial statements.

Net interest expense for the quarter ending March 31, 2002 and 2001 was $4.1 million and $4.7 million, respectively. The decrease in interest expense in 2002 is a result of lower interest rates that more than offset higher borrowing levels.

Net income for the three months ending March 31, 2002 and 2001 was $39.7 million and $38.2 million (after adjusting for goodwill amortization), respectively. Adverse impacts of currency exchange reduced net income by $1.5 million for the first quarter. Purchased in-process research and development reduced net income by $0.8 million for the first three months of 2001.

Discontinuance of Diagnostics Business as Assets are Held for Sale

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. At the beginning of 2000, efforts began to refocus the Diagnostics business on niche opportunities, with a three-year plan to restore its contribution toward overall Company targets of 10% growth in both sales and profits. Results to date have not met expectations. Diagnostics sales in the first quarter of 2002 declined 11.2%, reducing otherwise reportable diluted earnings per share by $.04. See note 13 to the consolidated financial statements "Subsequent Event" which further discusses Diagnostics as a discontinued operation.

Liquidity and Capital Resources

Net cash provided by operating activities is $52.8 million for the three months ending March 31, 2002. Cash provided by operating activities was primarily due to net income and a reduction in inventory, which was partially offset by increases in accounts receivable.

Investing activities decreased cash by $13.3 million for the first three months of 2002 due primarily to the capital spending related to the Company's new Life Science and High Technology Center.

Financing activities reduced cash by $44.2 million in the three months ending March 31, 2002. The primary contributors were the repayment of debt of $39.0 million and payment of dividends of $6.2 million.

Cash generated by operations and the recently launched commercial paper program and other credit facilities continue to provide sufficient liquidity for present and future operating and capital needs.

Liquidity Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, down- grades in the Company's credit rating or the unavailability of funds. The primary funding source is the Company's commercial paper and long-term debt programs. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in our credit rating or other limitations on our ability to access short-term financing, including our ability to refinance short-term debt as it becomes due, would increase our interest costs and adversely affect our profitability.

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

3 (b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(b) of form 10-K filed for the year ended December 31, 2001, Commission File number 0-8135.

(b) A form 8-K was filed on January 2, 2002 to announce under Item 5 and Item 7 regarding, among other things, its credit facilities.

A form 8-K was filed on April 23, 2002 under Item 5 and Item 7 that included press releases regarding, among other things, the discontinuance of the Company's Diagnostics business as assets held for sale and first quarter 2002 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	May 9, 2002
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)