Form 10-Q
period 2002-06-30
SIGMA ALDRICH CORP
filed 2002-08-14
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes X No

There were 73,256,422 shares of the Company's $1.00 par value common stock outstanding on July 31, 2002.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                                             SIGMA-ALDRICH CORPORATION
                                     Consolidated Statements of Income (Unaudited)
                                        (in thousands except per share amounts)

                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------
Net sales                                                $ 304,288    $ 277,532        $ 605,893    $ 565,958
    Cost of products sold                                  148,516      131,174          295,369      268,150
                                                        -----------  -----------      -----------  -----------
Gross profit                                               155,772      146,358          310,524      297,808
    Selling, general and administrative expenses            79,598       74,348          158,210      153,776
    Research and development expenses                       10,323        9,825           20,581       19,009
    Purchased in-process research and development                -            -                -        1,200
    Interest, net                                            3,698        3,971            7,761        8,645
                                                        -----------  -----------      -----------  -----------
Income from continuing operations before income taxes       62,153       58,214          123,972      115,178
    Provision for income taxes                              19,266       18,046           38,430       35,627
                                                        -----------  -----------      -----------  -----------
Net income from continuing operations                       42,887       40,168           85,542       79,551
Discontinued operations:
    Net loss from operations of discontinued
     business, net of taxes                                 (2,171)      (3,121)          (5,091)      (5,861)
    Net loss on disposition of discontinued
     operations, net of taxes                              (63,000)           -          (63,000)           -
                                                        -----------  -----------      -----------  -----------
Net income (loss)                                        $ (22,284)   $  37,047        $  17,451    $  73,690
                                                        ===========  ===========      ===========  ===========

Supplemental net income information
    Net income from continuing operations                $  42,887    $  40,168        $  85,542    $  79,551
    Add back: goodwill amortization, net of taxes                -        1,343                -        2,492
                                                        -----------  -----------      -----------  -----------

    Adjusted net income from continuing operations       $  42,887    $  41,511        $  85,542    $  82,043
                                                        ===========  ===========      ===========  ===========

Net income per share - Basic
    Net income from continuing operations                $    0.59    $    0.53        $    1.17    $    1.06
    Net loss from operations of discontinued
     business, net of taxes                                  (0.03)       (0.04)           (0.07)       (0.08)
    Net loss on disposition of discontinued
     operations, net of taxes                                (0.86)           -            (0.86)           -
                                                        -----------  -----------      -----------  -----------
    Net income (loss)                                    $   (0.30)   $    0.49        $    0.24    $    0.98
                                                        ===========  ===========      ===========  ===========

Net income per share - Diluted
    Net income from continuing operations                $    0.58    $    0.53        $    1.16    $    1.05
    Net loss from operations of discontinued
     business, net of taxes                                  (0.03)       (0.04)           (0.07)       (0.08)
    Net loss on disposition of discontinued
     operations, net of taxes                                (0.85)           -            (0.85)           -
                                                        -----------  -----------      -----------  -----------
    Net income (loss)                                    $   (0.30)   $    0.49        $    0.24    $    0.97
                                                        ===========  ===========      ===========  ===========

Supplemental net income per share - Diluted
    Net income from continuing operations                $    0.58    $    0.53        $    1.16    $    1.05
    Add back: goodwill amortization, net of taxes                -         0.01                -         0.03
                                                        -----------  -----------      -----------  -----------
    Adjusted net income from continuing operations       $    0.58    $    0.54        $    1.16    $    1.08
                                                        ===========  ===========      ===========  ===========

Weighted average shares outstanding - Basic                 73,253       75,342           73,135       75,425
                                                        ===========  ===========      ===========  ===========
Weighted average shares outstanding - Diluted               73,941       76,095           73,753       76,098
                                                        ===========  ===========      ===========  ===========
Dividends per share                                      $  0.0850    $  0.0825        $  0.1700    $  0.1650
                                                        ===========  ===========      ===========  ===========

See accompanying notes to consolidated financial statements.

                                        Sigma-Aldrich Corporation
                                 Consolidated Balance Sheets (Unaudited)
                                 (in thousands except per share amounts)

                                                           June 30,        December 31,
                                                            2002              2001
                                                         -----------       -----------
Assets
Current assets:
    Cash and cash equivalents                            $   52,425        $   37,637
    Accounts receivable, net of allowance
      for doubtful accounts                                 214,861           181,450
    Inventories                                             427,419           427,094
    Other current assets                                     31,483            35,231
    Current assets of discontinued opertions                  6,598            45,899
                                                         -----------       -----------
        Total current assets                                732,786           727,311
                                                         -----------       -----------

Property, plant and equipment:
    Land                                                     36,823            35,364
    Buildings and improvements                              417,203           400,527
    Machinery and equipment                                 504,719           494,035
    Construction in progress                                 44,032            37,236
    Less -- accumulated depreciation                       (468,699)         (435,771)
                                                         -----------       -----------
        Net property, plant and equipment                   534,078           531,391
                                                         -----------       -----------

Goodwill, net                                               102,547            98,675
Other assets                                                 43,315            42,169
Noncurrent assets of discontinued operations                      -            40,256
                                                         -----------       -----------
        Total assets                                     $1,412,726        $1,439,802
                                                         ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt                                      $  167,654        $  270,382
    Accounts payable                                         61,044            59,509
    Accrued payroll and payroll taxes                        30,496            26,266
    Accrued income taxes                                      3,585            13,391
    Other accrued expenses                                   34,242            28,015
    Current liabilities of discontinued
      operations                                             18,972                 -
                                                         -----------       -----------
        Total current liabilities                           315,993           397,563
                                                         -----------       -----------

Long-term debt                                              176,870           177,700
                                                         -----------       -----------
Deferred post-retirement benefits                            47,676            43,778
                                                         -----------       -----------
Other liabilities                                             9,647            11,046
                                                         -----------       -----------
Stockholders' equity:
    Common stock, $1.00 par value per share;
      200,000 shares authorized; 101,037 and
      101,040 shares issued at June 30, 2002
      and December 31, 2001, respectively;
      73,364 and 73,014 shares outstanding
      at June 30, 2002 and December 31, 2001,
      respectively                                          101,037           101,040
    Capital in excess of par value                           45,373            43,373
    Common stock in treasury, at cost, 27,673
      and 28,026 shares at June 30, 2002 and
      December 31, 2001, respectively                      (893,578)         (903,479)
    Retained earnings                                     1,653,223         1,648,214
    Accumulated other comprehensive loss                    (43,515)          (79,433)
                                                         -----------       -----------
        Total stockholders' equity                          862,540           809,715
                                                         -----------       -----------
        Total liabilities and stockholders'
          equity                                         $1,412,726        $1,439,802
                                                         ===========       ===========

See accompanying notes to consolidated financial statements.

                                          Sigma-Aldrich Corporation
                             Consolidated Statements of Cash Flows (Unaudited)
                                               (in thousands)

                                                           Six Months Ended June 30,
                                                         -----------------------------
                                                            2002               2001
                                                         -----------       -----------
Cash flows from operating activities:
    Net income                                           $   17,451        $   73,690
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Net loss from operations of discontinued
          business                                            5,091             5,861
        Net loss on disposition of discontinued
          operations                                         63,000                 -
        Depreciation and amortization                        32,940            33,681
        Purchased in-process research and
          development                                             -             1,200
        Deferred income taxes                                   914               180
        Post-retirement benefits expense                      1,576             1,200
        Deferred compensation, net                              453              (829)
    Change in assets and liabilities:
        Increase in accounts receivable                     (22,099)          (26,547)
        Decrease (increase) in inventories                   15,575           (18,750)
        Increase (decrease) in accrued income
          taxes                                              27,098           (16,554)
        Other                                                22,290             6,568
                                                         -----------       -----------
            Net cash provided by operating
              activities of continuing operations           164,289            59,700
            Net cash used in operating activities
              of discontinued operations                     (4,153)           (3,672)
                                                         -----------       -----------
                Net cash provided by operating
                  activities                                160,136            56,028
                                                         -----------       -----------

Cash flows from investing activities:
    Property, plant and equipment additions                 (29,528)          (55,154)
    Sale of equipment                                           585             1,187
    Acquisition of business                                       -           (37,574)
    Proceeds from disposition of discontinued
      operations                                              2,259                 -
    Other                                                      (952)           (6,906)
                                                         -----------       -----------
            Net cash used in investing activities
              of continuing operations                      (27,636)          (98,447)
            Net cash used in investing activities
              of discontinued operations                     (2,286)           (2,196)
                                                         -----------       -----------
                Net cash used in investing
                  activities                                (29,922)         (100,643)
                                                         -----------       -----------

Cash flows from financing activities:
    (Repayment) issuance of short-term debt                (103,528)          128,889
    Repayment of long-term debt                              (1,064)              (16)
    Payment of dividends                                    (12,440)          (12,453)
    Stock repurchases                                        (3,129)          (92,171)
    Exercise of stock options                                13,075            20,769
                                                         -----------       -----------
                Net cash (used in) provided by
                  financing activities                     (107,086)           45,018
                                                         -----------       -----------

Effect of exchange rate changes on cash                      (8,340)            6,370
                                                         -----------       -----------
Net change in cash and cash equivalents                      14,788             6,773

Cash and cash equivalents at January 1                       37,637            31,058
                                                         -----------       -----------
Cash and cash equivalents at June 30                     $   52,425        $   37,831
                                                         ===========       ===========

Supplemental disclosures of cash flow information:
    Income taxes paid                                    $    7,832        $   49,901
    Interest paid, net of capitalized interest                8,602             9,300

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (unaudited)
($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2002.

(3) Effect of New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144, which supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", provides for a single accounting model for long-lived assets to be disposed of by sale. The main objective of this Statement is to resolve implementation issues related to SFAS 121 by clarifying certain of its provisions. This Statement has been adopted by the Company effective January 1, 2002. See Note 14-Discontinued Operations for the impact the Statement had on the Company's consolidated financial statements.

Also, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets". See Note 6-Intangible Assets for the impact on the Company's consolidated financial statements.

(4) Research and Development Expenses

Expenditures relating to the development of new products and processes, including significant improvements to existing products or processes, are expensed as incurred as research and development.

(5) Inventories

The principal categories of inventories are:

                                           June 30,       December 31,
                                             2002             2001
                                          ---------        ---------
            Finished goods                $ 362,656        $ 358,347
            Work in process                  18,528           25,085
            Raw materials                    46,235           43,662
                                          ---------        ---------
            Total                         $ 427,419        $ 427,094
                                          =========        =========

(6) Intangible assets

SFAS 142 requires the Company to assess goodwill and intangible assets with indefinite lives for impairment rather than systematically amortize goodwill against earnings. The Company performed an impairment assessment of goodwill during the second quarter and determined that no impairment of goodwill existed at January 1, 2002. However, as a result of the Company's decision to discontinue the Diagnostics business, goodwill associated with this business was written off as disclosed in Note 14-Discontinued Operations.

The following table provides information relating to the Company's amortized and unamortized intangible assets as of June 30, 2002:

                                                         Accumulated
    Amortized intangible assets:            Cost        Amortization
                                          ---------     ------------
        Patents                           $   3,202        $   1,973
        Tradmarks                             1,870            1,308
        Licenses                              1,257              397
        Other                                11,958            6,249
                                          ---------     ------------
            Total                         $  18,387        $   9,927
                                          =========     ============

    Unamortized intangible assets --
        Goodwill                          $ 126,492        $  23,945
                                          =========     ============

For the three month and six month periods ended June 30, 2002, the Company recorded amortization expense of $407 and $780, respectively, related to amortized intangible assets. The Company expects to record annual amortization expense of approximately $1,500 in each of the next five years related to these intangible assets.

Changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

    Balance as of December 31, 2001       $  98,675
    Impact of foreign exchange rates          3,872
                                          ---------
    Balance as of June 30, 2002           $ 102,547
                                          =========

The effect of the adoption of SFAS 142 on reported net income is as follows:

                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------
Net income (loss) available to common shareholders:
    Net income from continuing operations                $  42,887    $  40,168        $  85,542    $  79,551
    Add back: goodwill amortization related to
      continuing operations, net of taxes                        -        1,343                -        2,492
                                                        -----------  -----------      -----------  -----------
    Adjusted net income from continuing operations          42,887       41,511           85,542       82,043
    Net loss from operations of discontinued
      business, net of taxes                                (2,171)      (3,121)          (5,091)      (5,861)
    Add back: goodwill amortization related to
      discontinued operations, net of taxes                      -          393                -          796
                                                        -----------  -----------      -----------  -----------
    Adjusted net income before net loss on
      disposition of discontinued operations, net
      of taxes                                              40,716       38,783           80,451       76,978
    Net loss on disposition of discontinued
      operations, net of taxes                             (63,000)           -          (63,000)           -
                                                        -----------  -----------      -----------  -----------
    Adjusted net income (loss)                           $ (22,284)   $  38,783        $  17,451    $  76,978
                                                        ===========  ===========      ===========  ===========
Net income per share -- Basic:
    Net income from continuing operations                $    0.59    $    0.53        $    1.17    $    1.06
    Add back: goodwill amortization related to
      continuing operations, net of taxes                        -         0.01                -         0.03
                                                        -----------  -----------      -----------  -----------
    Adjusted net income from continuing operations            0.59         0.54             1.17         1.09
    Net loss from operations of discontinued
      business, net of taxes                                 (0.03)       (0.04)           (0.07)       (0.08)
    Add back: goodwill amortization related to
      discontinued operations, net of taxes                      -         0.01                -         0.01
                                                        -----------  -----------      -----------  -----------
    Adjusted net income before net loss on
      disposition of discontinued operations, net
      of taxes                                                0.56         0.51             1.10         1.02
    Net loss on disposition of discontinued
      operations, net of taxes                               (0.86)           -            (0.86)           -
                                                        -----------  -----------      -----------  -----------
    Adjusted net income (loss)                           $   (0.30)   $    0.51        $    0.24    $    1.02
                                                        ===========  ===========      ===========  ===========

Net income per share -- Diluted:
    Net income from continuing operations                $    0.58    $    0.53        $    1.16    $    1.05
    Add back: goodwill amortization related to
      continuing operations, net of taxes                        -         0.01                -         0.03
                                                        -----------  -----------      -----------  -----------
    Adjusted net income from continuing operations            0.58         0.54             1.16         1.08
    Net loss from operations of discontinued
      business, net of taxes                                 (0.03)       (0.04)           (0.07)       (0.08)
    Add back: goodwill amortization related to
      discontinued operations, net of taxes                      -         0.01                -         0.01
                                                        -----------  -----------      -----------  -----------
    Adjusted net income before net loss on
      disposition of discontinued operations, net
      of taxes                                                0.55         0.51             1.09         1.01
    Net loss on disposition of discontinued
      operations, net of taxes                               (0.85)           -            (0.85)           -
                                                        -----------  -----------      -----------  -----------
    Adjusted net income (loss)                           $   (0.30)   $    0.51        $    0.24    $    1.01
                                                        ===========  ===========      ===========  ===========

(7) Debt

Short-term debt

At June 30, 2002, the Company had committed short-term credit facilities totaling $350,000, of which $300,000 provides back-up liquidity for a commercial paper program. In January 2002, the Company launched a commercial paper program to borrow up to $300,000. At June 30, 2002, $158,690 of commercial paper was outstanding with a weighted average interest rate of 2.2%. At December 31, 2001, the Company had notes payable outstanding of $255,000 under these short-term credit facilities at a weighted average interest rate of 2.7%. The committed facility contains financial covenants related to interest coverage with a minimum interest coverage ratio of 3.0 times and debt levels in relation to total capitalization with a maximum allowable ratio of 45%. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $8,412 and $14,881 at June 30, 2002 and December 31, 2001, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.8% at June 30, 2002 and December 31, 2001.

Current maturities of long-term debt were $552 and $501 at June 30, 2002 and December 31, 2001, respectively.

Long-term debt

Long-term debt consists of the following:

                                                          June 30,   December 31,
                                                            2002         2001
                                                        -----------  -----------

7.687% Senior Notes, due September 12,2010               $ 100,000    $ 100,000
5.16% Senior Notes, due November 20,2006                    75,000       75,000
Other                                                        2,422        3,201
                                                        -----------  -----------
Total                                                    $ 177,422    $ 178,201
Less -  Current maturities                                    (552)        (501)
                                                        -----------  -----------
                                                         $ 176,870    $ 177,700
                                                        ===========  ===========

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth of at least $750,000 and restricts the ratio of debt to total capitalization to no more than 55%. The Company is in full compliance with these covenants.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------
Weighted average shares
    Basic shares                                            73,253       75,342           73,135       75,425
    Effect of dilutive securities - options outstanding        688          753              618          673
                                                        -----------  -----------      -----------  -----------
    Diluted shares                                          73,941       76,095           73,753       76,098
                                                        ===========  ===========      ===========  ===========

(9) Comprehensive Income

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of balance sheets for foreign operating units from their local currency to the reporting currency.

For the three months ended June 30, 2002 and 2001, reported comprehensive income was approximately $22,600 and $28,900, respectively. For the six months ended June 30, 2002 and 2001, reported comprehensive income was approximately $53,400 and $38,700, respectively.

(10) Company Operations by Segment

The Company is organized into three business units based on their product offerings and markets they serve. The Company's chief operating decision-maker and Board of Directors review net sales for the Company's three business units to assess performance and make overall operating decisions and resource allocations. Because the business units share production and distribution facilities, specific cost and income information is not provided for each business unit. Profit and loss information is reported on a consolidated basis to the chief operating decision-maker and the Company's Board of Directors. Based on these factors, the Company has concluded it has one reportable segment. Certain catalog-based products marketed by the discontinued Diagnostics unit that contributed approximately $11,000 in sales and a modest positive contribution to diluted earnings per share in 2001 were reclassified out of Diagnostics and into the Company's Scientific Research unit. Sales data for all periods presented has been restated to reflect this reclassification.

Net sales by business unit are as follows:
                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------

    Scientific Research                                  $ 179,989    $ 166,178        $ 357,427    $ 339,016
    Biotechnology                                           67,165       59,195          133,009      120,849
    Fine Chemicals                                          57,134       52,159          115,457      106,093
                                                        -----------  -----------      -----------  -----------
        Total                                            $ 304,288    $ 277,532        $ 605,893    $ 565,958
                                                        ===========  ===========      ===========  ===========

Geographic financial information is as follows:

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $8,861 and $10,126 for the three months ended June 30, 2002 and 2001, respectively. These sales for the six months ended June 30, 2002 and 2001 were $17,333 and $18,642, respectively.

                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------
Net sales to unaffiliated customers:
    United States                                        $ 150,999    $ 143,084        $ 303,470    $ 286,351
    International                                          153,289      134,448          302,423      279,607
                                                        -----------  -----------      -----------  -----------
    Total                                                $ 304,288    $ 277,532        $ 605,893    $ 565,958
                                                        ===========  ===========      ===========  ===========

                                                          June 30,   December 31,
                                                            2002         2001
                                                        -----------  -----------
Long-lived assets:
    United States                                        $ 389,942    $ 399,844
    International                                          174,484      161,440
                                                        -----------  -----------
    Total                                                $ 564,426    $ 561,284
                                                        ===========  ===========

(11) Acquisitions

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

(12) Purchased In-Process Research and Development

A one-time pretax charge of $1,200 was incurred in 2001 for purchased in-process research and development (IPR&D) relating to the acquisition of Isotec. IPR&D represents the value assigned to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition. It is the Company's belief that the projects in process were currently not technologically feasible and the projects had no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was immediately written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(13) Share Repurchases

At June 30, 2002 and December 31, 2001, the Company had repurchased approximately 29.7 million shares, of an authorized repurchase of 35 million shares. Approximately 73.4 million shares were outstanding as of June 30, 2002. The Company expects to acquire the remaining 5.3 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(14) Discontinued Operations

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors. The Company expects to sell the assets of and discontinue the Diagnostics business within one year of the announcement. The operations of the Diagnostics business are accounted for as discontinued operations, and accordingly, operating results, including cash flows, and related assets and liabilities of discontinued operations are segregated in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented.

Operating results for discontinued operations are as follows:
                                                             Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                        ------------------------      ------------------------
                                                            2002         2001             2002         2001
                                                        -----------  -----------      -----------  -----------

    Net sales                                            $  13,910    $  16,201        $  29,198    $  33,421
                                                        ===========  ===========      ===========  ===========
    Loss before income tax benefit                       $  (3,145)   $  (4,523)       $  (7,377)   $  (8,494)
    Income tax benefit                                         974        1,402            2,286        2,633
                                                        -----------  -----------      -----------  -----------
    Net loss                                             $  (2,171)   $  (3,121)       $  (5,091)    $ (5,861)
                                                        ===========  ===========      ===========  ===========

In the second quarter, the Company recorded a one-time charge of $63,000 ($.85 per share - diluted), net of applicable taxes, which included a loss on the sale of assets of the EIA product line to IVAX Diagnostics in May 2002, reductions in the carrying value of other applicable assets to an expected realizable amount, costs of staff reductions and other costs related to discontinuing the business. The one-time charge includes the write-off of unamortized goodwill and other intangible assets of $21,000, net of applicable taxes, from the acquisitions of First Medical, Inc. and Amelung Gmbh.

As of June 30, 2002 and December 31, 2001, assets of discontinued operations totaled $6,598 and $86,155, respectively. At June 30 2002, the assets were written down to an expected net realizable value. Assets of discontinued operations at June 30, 2002 included inventories while assets of discontinued operations at December 31, 2001 included inventories, property, plant and equipment, goodwill and other assets. Current liabilities of discontinued operations at June 30, 2002 included costs to meet contractual and other obligations and costs of staff reductions.

(15) Commitments and Contingencies
The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Export Matter

In April 1997, a wholly-owned subsidiary of the Company ("RBI") acquired the assets of Research Biochemicals Limited Partnership ("RBLP"), which engaged in the business of supplying research products for neuroscience discovery. The Company, RBI and an intermediate subsidiary have received charging letters from the U.S. Department of Commerce alleging that they had violated Export Administration Regulations as a result of exports by RBLP and/or RBI of certain toxins without requisite licenses between January 1995 and April 1998. These shipments represented approximately $200 of revenues in total, the majority of which took place prior to the acquisition of the assets of RBLP. RBI has since applied for and received licenses for all subsequent shipments of such toxins. After attempting unsuccessfully to reach an acceptable settlement with the Department of Commerce, the Company submitted motions for summary judgment to an Administrative Law Judge, who heard arguments on the motions in June 2002 and is expected to rule on them by the end of August. If required, a trial on this matter is scheduled for October.

The total number of charges against the Company and its subsidiaries is 1,751. If overlapping charges are eliminated, the total is 1,019. The maximum possible penalty for all three entities is $10,780, assuming overlapping charges are eliminated. While the charging letters do not specify the amount sought, the Department of Commerce demanded $3,760 to settle the case prior to the letters being sent. The charging letters state that the Department may seek the maximum civil penalty allowed by law and, although believed unlikely, the denial of export privileges.

The Company believes there are substantial legal defenses to a number of the charges and expects that some of the charges will be dismissed and/or consolidated. Although the Company intends to defend its position vigorously, it is unable to predict the outcome of these motions or the ultimate resolution of this matter. While the Company believes that an adverse determination on the civil penalties would not have a material adverse effect on its consolidated financial condition, it could have a material adverse effect on the Company's results of operations in a given quarter or year.

Possible Property Acquisition by Legal Authority

The Wisconsin Department of Transportation ("WISDOT") desires to reconstruct the Marquette Interchange, the major highway interchange in downtown Milwaukee. To facilitate the reconstruction, WISDOT has indicated its desire to acquire a Company manufacturing facility located in the middle of the existing Marquette Interchange.

The Company has been negotiating with WISDOT to arrive at a mutually agreeable purchase price for the property. The highest tentative purchase price offered by WISDOT to date exceeds the book value of the facility but is less than its full replacement cost. While partially dependent on the eventual negotiation of an acceptable purchase price, management believes that the cost to construct a new facility could be funded over several years within the capital budgets available. The parties are continuing negotiations, but WISDOT has the right to and could submit a jurisdictional offer to the Company that would allow WISDOT to acquire the property approximately 90 days after the submission of such an offer. Because it will take up to three years to construct a fully-functional replacement facility, it is the Company's desire and intent to remain at the subject facility until a replacement facility has been constructed and is ready for occupancy. WISDOT has indicated its intention to work with the Company on the timing of vacating the existing facility and relocating to a replacement facility.

In the event that the Company and WISDOT are unable to reach agreement with respect to the purchase price for the facility, related relocation costs and/or the timing of WISDOT taking possession of the facility, the Company expects to diligently pursue any and all legal actions which may be necessary to avoid potential business interruptions and otherwise protect the interests of the Company, its employees, its customers and its shareholders. Any such interruption could have a material adverse effect on the Company's business and results of operations.

Insurance

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including, with respect to, product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for such product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company's products, insurance carriers have limited or eliminated coverage related to the Company's sale of such products, as well as certain costs to defend the Company in these and similar matters in recent years. In all cases, the Company believes its products in question were restricted to research use, and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received to date. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company. In addition, future claims related to the use of these categories of products may not be covered by the Company's insurance program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the "Report") may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including, without limitations, statements regarding possible or expected future results, as well as statements preceded by, followed by, or that include the words "believes," "expects," "anticipates" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, the outcome of the matters described in Note 15 and the discontinuance of the Company's Diagnostics business (including the effect on sales and earnings from running the discontinued business as assets are held for sale and possible cash proceeds from the discontinuance) and other matters, which involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding,

(4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, including without limitation, export controls, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company's further implementation of its global software systems, (8) expectations for the discontinuance of the Diagnostics business, including the ability to supply customers while assets are held for sale and the ability to retain customers, suppliers and employees, and (9) the outcome of the matters described in Note 15 above. The Company does not undertake any obligation to update these forward-looking statements.

Results of Continuing Operations

Reported sales for the second quarter of 2002 for the Company's Scientific Research, Biotechnology and Fine Chemicals businesses increased 9.6% to $304.3 million. For the first time in over three years the weaker U.S. dollar enhanced reported quarterly sales gains, resulting in a lower currency adjusted sales gain of 8.3%. Growth in the Scientific Research and Biotechnology businesses improved from first quarter 2002 levels, partially as a result of the timing of observed holidays. Reported year-to-date sales of $605.9 million increased 7.1%. Year-to-date, currency-adjusted sales increased 7.8%, as the negative impact of exchange rates in the first quarter exceeded the benefit realized in the current quarter. Overall, the Company has experienced only modest impacts from slowed growth in the worldwide economy.

Diluted net income per share for the second quarter (adjusting 2001 results to exclude goodwill amortization) rose 7.4% to $.58 in 2002 from $.54 in 2001. Year-to-date diluted net income per share (adjusting 2001 results to exclude goodwill amortization and a one-time charge for purchased in-process research and development) increased 6.4% to $1.16 in 2002 from $1.09 in 2001. Currency impacts masked even stronger performance in the Company's underlying operations by reducing otherwise reportable second quarter and year-to-date diluted per share earnings by $.02 and $.04, respectively

A summary of reported and currency adjusted sales gains is as follows:

                                                             Three Months                   Six Months
                                                          Ended June 30, 2002           Ended June 30, 2002
                                                        ------------------------      ------------------------
                                                                      Currency                      Currency
                                                         Reported     Adjusted         Reported     Adjusted
                                                        -----------  -----------      -----------  -----------

    Scientific Research                                       8.3%         7.0%             5.4%         6.2%
    Biotechnology                                            13.5%        12.5%            10.1%        11.2%
    Fine Chemicals                                            9.5%         7.8%             8.8%         9.0%
        Total                                                 9.6%         8.3%             7.1%         7.8%
                                                        ===========  ===========      ===========  ===========

Scientific Research sales gains (excluding currency impacts, but including product sales reclassified from Diagnostics for both 2001 and 2002) improved in international markets in the second quarter while growth in sales to U.S. customers was in line with first quarter levels. Biotechnology sales gains improved in the second quarter to exceed management's expectations. Percentage growth in key life science areas was in the mid to high teens, with sales of chromatography products providing modest growth in the quarter. Market opportunities, new product development efforts and enhanced sales activities all contributed to this improved growth. Sales volumes for Scientific Research and Biotechnology rebounded from the impact of holidays at the close of the first quarter of 2002 and overall year-to-date price gains improved 3.1%. Customers continued to increase their ordering using the Company's web site. Electronic orders increased to 21% of our U.S. and 14% of our worldwide research sales. Fine Chemicals growth moderated in the second quarter as slower growth in sales to U.S. customers was partially offset by improved gains in international markets. Booked orders, including those from pharmaceutical customers, remained strong.

Cost of sales for the quarters ended June 30, 2002 and 2001 was $148.5 million and $131.2 million, representing 48.8% and 47.3% of sales, respectively, after taking research and development expenses out of cost of sales and reporting these expenses as a separate cost component in the Company's Consolidated Statements of Income. The reduction in the gross margin is a result of increased growth in lower margin business, partially offset by lower utility costs. Cost of sales for the first six months ended June 30, 2002 and 2001 was $295.4 million and $268.2 million, representing 48.7% and 47.4% of sales, respectively. The reduction in the gross margin results primarily from the same items described for the quarter ended June 30, 2002.

Selling, general and administrative expenses were $79.6 million and $74.3 million for the three months ended June 30, 2002 and 2001, respectively. Excluding goodwill amortization in 2001, these expenses represented 26.2% of sales for both periods, respectively. For the first six months of 2002 and 2001, selling, general, and administrative expenses were $158.2 million and $153.8 million, respectively, representing 26.1% and 26.6% of 2002 and 2001 sales, respectively, after excluding goodwill amortization in 2001. Savings from process improvements and cost controls continued to benefit selling, general and administrative expenses, offsetting the impact of increases in insurance, salaries and employee benefit costs.

Research and development expenses were $10.3 million and $9.8 million, or 3.4% and 3.5% of sales for the quarters ended June 30, 2002 and 2001, respectively. For the first six months of 2002 and 2001, these expenses were $20.6 million and $19.0 million, respectively, or 3.4% of sales for each period. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products account for approximately 55% of total sales. The majority of these expenses had been included in Cost of Products Sold in previously issued financial statements.

Net interest expense for the quarters ended June 30, 2002 and 2001 was $3.7 million and $4.0 million, respectively. For the first six months ended June 30, 2002 and 2001, net interest expense was $7.8 million and $8.6 million, respectively. Interest expense for the first half of 2002 declined by $0.8 million from that incurred in the first half of 2001 due to interest rate reductions and reduced short-term borrowing levels resulting from lower tax payments and lower capital expenditures in the second quarter of 2002.

Net income from continuing operations for the three months ended June 30, 2002 was $42.9 million, compared to net income of $41.5 million for the three months ended June 30, 2001 (after adjusting for goodwill amortization in 2001). For the six months ended June 30, 2002 and 2001, net income from continuing operations (after adjusting for goodwill amortization in 2001) was $85.5 million and $82.0 million, respectively. Adverse impacts of currency exchange reduced net income by $1.4 million for the second quarter of 2002, and $2.8 million for the first six months of 2002. Purchased in-process research and development reduced net income by $0.8 million for the first six months of 2001.

Discontinuance of Diagnostics Business

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business.

Ongoing efforts to sell the assets of and discontinue the Diagnostics business resulted in the sale of the EIA product line to IVAX Diagnostics in May 2002 and the signing of a non-binding letter of intent to sell the coagulation product line to Trinity Biotech plc. These two product lines represented approximately 42% of Diagnostics sales in 2001 (after reclassifying products that contributed $11 million in 2001 Diagnostics sales to the Company's Scientific Research unit). Activities to minimize costs while continuing to supply customers under contract, including reassignment of Diagnostics employees to other parts of the Company, reduced an expected $.05 second quarter diluted EPS operating loss to an actual quarterly loss of $.03 per diluted share, bringing year-to-date operating results to a loss of $.07 per diluted share. A previously announced one-time charge of $63 million ($.85 per share diluted), after tax was recorded in the second quarter of 2002. This one-time charge included reductions in the carrying value of applicable assets, including unamortized goodwill and other intangible assets of $21 million, net of applicable taxes, to an expected realizable amount, costs of staff reductions and other costs related to discontinuing the business.

Liquidity and Capital Resources

Net cash provided by operating activities is $160.1 million for the six months ended June 30, 2002. Cash provided by operating activities was primarily due to net income from continuing operations, declines in inventory and lower tax payments due to the tax benefit of the one-time charge related to discontinuing the Diagnostics business, partially offset by increases in accounts receivable.

Investing activities reduced cash by $29.9 million for the first six months of 2002 due primarily to the capital spending related to the Company's new Life Science and High Technology Center, a lab expansion in Switzerland, and the purchase of a building in St. Louis.

Financing activities reduced cash by $107.1 million in the six months ended June 30, 2002. The primary contributors were the repayment of debt of $104.6 million and payment of dividends of $12.4 million, partially offset by proceeds from stock option exercises of $13.1 million.

The Company believes that cash generated by operations and available from the Company's commercial paper program and other credit facilities should continue to provide sufficient liquidity for present and currently expected operating and capital needs throughout 2002.

Liquidity Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, down- grades in the Company's credit rating or the unavailability of funds. The primary funding source is the Company's commercial paper and long-term debt programs. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in the Company's credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Share Repurchases

At June 30, 2002 and December 31, 2001, the Company had repurchased approximately 29.7 million shares, of an authorized repurchase of 35 million shares. Approximately 73.4 million shares were outstanding as of June 30, 2002. The Company expects to acquire the remaining 5.3 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Export Matters

In April 1997, a wholly-owned subsidiary of the Company ("RBI") acquired the assets of Research Biochemicals Limited Partnership ("RBLP"), which engaged in the business of supplying research products for neuroscience discovery. The Company, RBI and an intermediate subsidiary have received charging letters from the U.S. Department of Commerce alleging that they had violated Export Administration Regulations as a result of exports by RBLP and/or RBI of certain toxins without requisite licenses between January 1995 and April 1998. These shipments represented approximately $0.2 million of revenues in total, the majority of which took place prior to the acquisition of the assets of RBLP. RBI has since applied for and received licenses for all subsequent shipments of such toxins. After attempting unsuccessfully to reach an acceptable settlement with the Department of Commerce, the Company submitted motions for summary judgment to an Administrative Law Judge, who heard arguments on the motions in June 2002 and is expected to rule on them by the end of August. If required, a trial on this matter is scheduled for October.

The total number of charges against the Company and its subsidiaries is 1,751. If overlapping charges are eliminated, the total is 1,019. The maximum possible penalty for all three entities is $10.8 million, assuming overlapping charges are eliminated. While the charging letters do not specify the amount sought, the Department of Commerce demanded $3.8 million to settle the case prior to the letters being sent. The charging letters state that the Department may seek the maximum civil penalty allowed by law and, although believed unlikely, the denial of export privileges.

The Company believes there are substantial legal defenses to a number of the charges and expects that some of the charges will be dismissed and/or consolidated. Although the Company intends to defend its position vigorously, it is unable to predict the outcome of these motions or the ultimate resolution of this matter. While the Company believes that an adverse determination on the civil penalties would not have a material adverse effect on its consolidated financial condition, it could have a material adverse effect on the Company's results of operations in a given quarter or year.

Possible Property Acquisition by Legal Authority

The Wisconsin Department of Transportation ("WISDOT") desires to reconstruct the Marquette Interchange, the major highway interchange in downtown Milwaukee. To facilitate the reconstruction, WISDOT has indicated its desire to acquire a Company manufacturing facility located in the middle of the existing Marquette Interchange.

The Company has been negotiating with WISDOT to arrive at a mutually agreeable purchase price for the property. The highest tentative purchase price offered by WISDOT to date exceeds the book value of the facility but is less than its full replacement cost. While partially dependent on the eventual negotiation of an acceptable purchase price, management believes that the cost to construct a new facility could be funded over several years within the capital budgets available. The parties are continuing negotiations, but WISDOT has the right to and could submit a jurisdictional offer to the Company that would allow WISDOT to acquire the property approximately 90 days after the submission of such an offer. Because it will take up to three years to construct a fully-functional replacement facility, it is the Company's desire and intent to remain at the subject facility until a replacement facility has been constructed and is ready for occupancy. WISDOT has indicated its intention to work with the Company on the timing of vacating the existing facility and relocating to a replacement facility.

In the event that the Company and WISDOT are unable to reach agreement with respect to the purchase price for the facility, related relocation costs and/or the timing of WISDOT taking possession of the facility, the Company expects to diligently pursue any and all legal actions which may be necessary to avoid potential business interruptions and otherwise protect the interests of the Company, its employees, its customers and its shareholders. Any such interruption could have a material adverse effect on the Company's business and results of operations.

Insurance

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including, with respect to, product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for such product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company's products, insurance carriers have limited or eliminated coverage related to the Company's sale of such products, as well as certain costs to defend the Company in these and similar matters in recent years. In all cases, the Company believes its products in question were restricted to research use, and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received to date. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the consolidated financial condition of the Company. In addition, future claims related to the use of these categories of products may not be covered by the Company's insurance program.

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

The principal forward currency exchange contracts are for the British pound, the Euro, Swiss franc, Japanese yen and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months. The counterparties to the contracts are large, reputable commercial banks and, accordingly, the Company expects all counterparties to meet their obligations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 15 to the Company's Consolidated Financial Statements is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 7, 2002. A vote of security holders was held which included election of Directors.

Following are the results of the votes for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	65,960,671	769,102
David R. Harvey	66,318,481	411,292
W. Lee McCollum	65,959,073	770,700
William C. O'Neil, Jr.	62,218,746	4,511,027
J. Pedro Reinhard	66,320,729	409,044
Jerome W. Sandweiss	65,919,562	810,211
D. Dean Spatz	65,956,693	773,080
Barrett Toan	66,326,067	403,706

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3 (a) Certificate of Incorporation, as Amended - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

(b) By-Laws, as Amended - Incorporated by reference to Exhibit 3(b) of form 10-K filed for the year ended December 31, 2001, Commission File number 0-8135.

10 (q) First Amendment to the Sigma-Aldrich Corporation Director's Nonqualified Share Option Plan of 1998 - See Exhibit 10 (q).

99.1 CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.1.

99.2 CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.2.

(b) A form 8-K was filed on April 23, 2002 under items 5 and 7 that included a press release regarding, among other things, the discontinuance of the Company's Diagnostics business as assets held for sale and first quarter 2002 financial results.

A form 8-K was filed on June 28, 2002 under items 5 and 7 that included, among other things, dismissing Arthur Andersen LLP as the Company's independent public accountants for the Company's 401 (k) retirement plan and engaging KPMG LLP to serve as independent public accountants for the Company's 401(k) retirement savings plan for the fiscal year 2002, effective immediately.

A form 8-K was filed on June 28, 2002 under items 4 and 7 that included, among other things, dismissing Arthur Andersen LLP as the Company's independent public accountants and engaging KPMG LLP to serve as the Company's independent public accountants for the fiscal year 2002, effective immediately.

(c) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601 (b) (4) (iii) of regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By /s/ Karen J. Miller	August 14, 2002
Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)

Exhibit 10 (q)
FIRST AMENDMENT TO THE SIGMA-ALDRICH CORPORATION
DIRECTORS' NONQUALIFIED SHARE OPTION PLAN OF 1998

This First Amendment to the Sigma-Aldrich Corporation Directors' Nonqualified Share Option Plan of 1998 is hereby adopted by Sigma-Aldrich Corporation (the "Company") effective as of February 20, 2001.

WHEREAS, the Company established its Directors' Nonqualified Share Option Plan of 1998 (the "Plan") to provide for the granting of options to purchase common stock of the Company to certain nonemployee directors of the Company;

WHEREAS, Paragraph 11 of the Plan provides that the Board of Directors may make such amendments and modifications as it deems advisable, in its sole discretion, subject to certain exceptions;

WHEREAS, the Board of Directors desires to amend the Plan to provide that options shall become vested and exercisable upon (i) termination of employment by reason of death or disability, or (ii) termination of employment due to retirement, subject to the terms and conditions of the Plan, and to permit exercise within twelve (12) months thereafter, subject to the terms and conditions of the Plan;

1. The first sentence of Paragraph 5(e) is hereby deleted and replaced with the following:

"Except as provided in subparagraph (g) below, no Option will vest or may be exercised to any extent until the Holder will have served as a director of the Company continuously for at least three (3) months from the date of grant."

2. Paragraph 5(g) is hereby deleted and replaced with the following:

"(g) Termination of Service as Director or Death. In the event that a Holder ceases to serve as a director of the Company for any reason other than his or her death, disability or termination for Cause, such Holder will have the right to exercise an unexpired Option at any time within twelve (12) months after his or her termination of service to the extent his or her right to exercise the Option has vested and has not previously been exercised at the date of termination; provided, that in the case of cessation of service as a director due to retirement, such Holder will have the right to exercise an unexpired Option at any time within twelve (12) months after his or her termination of service. In the event of termination of service of the Holder by reason of disability, the Holder may exercise his or her Option at any time within twelve (12) months after the date of such termination. If the Holder of an unexpired Option dies while he or she is serving as a director of the Company, his or her unexpired Option may be exercised (to the extent that the Holder would have been entitled to do so at the date of his or her death) by a legatee or legatees of the Holder under his or her last will, or by his or her personal representatives or distributee, at any time within twelve (12) months following his or her death. In the event of termination of service of the Holder for Cause, any and all Options of the Holder shall automatically expire upon such termination. In all of the cases cited above, the exercise period of one or more Options may be extended by a vote of a majority of the Directors whose Options are not being extended; provided, however, that notwithstanding anything in this subparagraph (g), no Option may be exercised more than ten (10) years after the date on which such Option was granted. For purposes of this subparagraph (g), service as a director will not be deemed terminated so long as the Holder is a director of the Company or another entity which has assumed this Option in a transaction to which Section 424(a) of the Code is applicable. In the event of termination of service of the Holder by reason of retirement, disability or death, the Holder or his or her legatee or legatees, personal representatives or distributee, as the case may be, may exercise all of his or her Options as provided above, whether or not the three-month period vesting period pursuant to Paragraph 5(e) shall have elapsed.

3. In all other respects, the Plan is hereby ratified and confirmed.

IN WITNESS WHEREOF, the Company has executed this First Amendment to the Sigma-Aldrich Corporation Directors' Nonqualified Share Option Plan of 1998 as of the day and year first above written.

SIGMA-ALDRICH CORPORATION

By /s/ David R. Harvey

President

Exhibit 99.1
CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Sigma-Aldrich Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Harvey, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David R. Harvey

David R. Harvey

Chairman, President and CEO

Sigma-Aldrich Corporation

August 14, 2002

Exhibit 99.2
CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Sigma-Aldrich Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael R. Hogan, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael R. Hogan

Michael R. Hogan

Chief Administrative Officer and Chief Financial Officer

Sigma-Aldrich Corporation

August 14, 2002