Form 10-Q
period 2002-09-30
SIGMA ALDRICH CORP
filed 2002-11-13
CIK 90185

                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                        September 30, 2002
                                     -------------------------------------------------------------------------------------

                                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to
                                    ------------------------------------        ------------------------------------------

                                      Commission file number       0-8135
                                                             ------------------

                                              SIGMA-ALDRICH CORPORATION
------------------------------------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

                                 Delaware                                                  43-1050617
--------------------------------------------------------------------------    ------------------------------------
      (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

                 3050 Spruce Street, St. Louis, Missouri                                      63103
--------------------------------------------------------------------------    ------------------------------------
                 (Address of principal executive office)                                   (Zip Code)

(Registrant's telephone number, including area code)                                     (314) 771-5765

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  Yes  X    No
                                                     -----    -----

There were 71,693,447 shares of the Company's common stock, $1.00 par value per share, outstanding on October 31, 2002.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

                                                            Sigma-Aldrich Corporation
                                                  Consolidated Statements of Income (unaudited)
                                                     (in thousands except per share amounts)

                                                                                  Three Months                 Nine Months
                                                                               Ended September 30,         Ended September 30,
                                                                             -----------------------     -----------------------
                                                                                2002         2001           2002         2001
                                                                             ----------   ----------     ----------   ----------

 Net sales                                                                   $ 304,830    $ 272,816      $ 910,723    $ 838,774
    Cost of products sold                                                      152,115      134,396        447,484      402,546
--------------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                                  152,715      138,420        463,239      436,228
    Selling, general and administrative expenses                                80,416       73,094        238,626      226,870
    Research and development expenses                                            9,855        9,263         30,436       28,272
    Purchased in-process research and development                                    -            -            -          1,200
    Interest, net                                                                3,269        4,598         11,030       13,243
--------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations before income taxes                          59,175       51,465        183,147      166,643
    Provision for income taxes                                                  18,888       14,454         57,318       50,081
--------------------------------------------------------------------------------------------------------------------------------
 Net income from continuing operations                                          40,287       37,011        125,829      116,562
 Discontinued operations:
    Net income (loss) from operations of discontinued business, net of taxes       617       (3,228)        (4,474)      (9,090)
    Net gain (loss) on disposition of discontinued operations, net of taxes      5,600            -        (57,400)           -
--------------------------------------------------------------------------------------------------------------------------------
 Net income                                                                  $  46,504    $  33,783      $  63,955    $ 107,472
================================================================================================================================

 Supplemental net income information
    Net income from continuing operations                                    $  40,287    $  37,011      $ 125,829    $ 116,562
    Add back: goodwill amortization, net of taxes                                    -        1,286              -        3,778
--------------------------------------------------------------------------------------------------------------------------------
    Adjusted net income from continuing operations                           $  40,287    $  38,297      $ 125,829    $ 120,340
================================================================================================================================

 Net income per share - Basic
    Net income from continuing operations                                    $    0.55    $    0.50      $    1.72    $    1.55
    Net income (loss) from operations of discontinued business, net of taxes      0.01        (0.04)         (0.06)       (0.12)
    Net gain (loss) on disposition of discontinued operations, net of taxes       0.08            -          (0.78)           -
--------------------------------------------------------------------------------------------------------------------------------
    Net income                                                               $    0.64    $    0.46      $    0.88    $    1.43
================================================================================================================================
 Net income per share - Diluted
    Net income from continuing operations                                    $    0.55    $    0.49      $    1.71    $    1.54
    Net income (loss) from operations of discontinued business, net of taxes      0.01        (0.04)         (0.06)       (0.12)
    Net gain (loss) on disposition of discontinued operations, net of taxes       0.07            -          (0.78)           -
--------------------------------------------------------------------------------------------------------------------------------
    Net income                                                               $    0.63    $    0.45      $    0.87    $    1.42
================================================================================================================================

 Supplemental net income per share information - Diluted
     Net income from continuing operations                                   $    0.55    $    0.49      $    1.71    $    1.54
     Add back: goodwill amortization, net of taxes                                   -         0.01              -         0.05
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income from continuing operations                          $    0.55    $    0.50      $    1.71    $    1.59
================================================================================================================================

 Weighted average number of shares outstanding - Basic                          72,979       74,196         73,083       75,011
================================================================================================================================

 Weighted average number of shares outstanding - Diluted                        73,623       74,826         73,677       75,666
================================================================================================================================

 Dividends per share                                                         $  0.0850    $  0.0825      $  0.2550    $  0.2475
================================================================================================================================

See accompanying notes to consolidated financial statements.

                                                   Sigma-Aldrich Corporation
                                            Consolidated Balance Sheets (unaudited)
                                            (in thousands except per share amounts)

                                                                                September 30,    December 31,
                                                                                    2002             2001
                                                                                ------------     ------------

Assets
Current assets:
     Cash and cash equivalents                                                  $    39,718      $    37,637
     Accounts receivable, net of allowance for doubtful accounts                    198,775          181,450
     Inventories                                                                    422,456          427,094
     Other current assets                                                            37,165           35,231
     Current assets of discontinued operations                                        5,064           45,899
-------------------------------------------------------------------------------------------------------------
         Total current assets                                                       703,178          727,311
-------------------------------------------------------------------------------------------------------------

Property, plant and equipment:
     Land                                                                            36,758           35,364
     Buildings and improvements                                                     421,734          400,527
     Machinery and equipment                                                        485,857          494,035
     Construction in progress                                                        42,683           37,236
     Less - accumulated depreciation                                               (455,398)        (435,771)
-------------------------------------------------------------------------------------------------------------
         Net property, plant and equipment                                          531,634          531,391
-------------------------------------------------------------------------------------------------------------

Goodwill, net                                                                       102,652           98,675
Other assets                                                                         48,774           42,169
Noncurrent assets of discontinued operations                                              -           40,256
-------------------------------------------------------------------------------------------------------------
         Total assets                                                           $ 1,386,238      $ 1,439,802
=============================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term debt                                                            $   141,118      $   270,382
     Accounts payable                                                                58,647           59,509
     Accrued payroll and payroll taxes                                               32,709           26,266
     Accrued income taxes                                                            21,541           13,391
     Other accrued expenses                                                          40,376           28,015
     Current liabilities of discontinued operations                                   9,939                -
-------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                  304,330          397,563
-------------------------------------------------------------------------------------------------------------

Long-term debt                                                                      176,708          177,700
-------------------------------------------------------------------------------------------------------------
Deferred post-retirement benefits                                                    48,516           43,778
-------------------------------------------------------------------------------------------------------------
Other liabilities                                                                     9,637           11,046
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, $1.00 par value per share; 200,000 shares authorized; 101,011 and 101,040 shares issued at September 30, 2002 and December 31, 2001, respectively; 72,250 and 73,014 shares outstanding at September 30, 2002
       and December 31, 2001, respectively                                          101,011          101,040
     Capital in excess of par value                                                  45,711           43,373
     Common stock in treasury, at cost, 28,761 and 28,026 shares
         at September 30, 2002 and December 31, 2001, respectively                 (952,222)        (903,479)
     Retained earnings                                                            1,693,547        1,648,214
     Accumulated other comprehensive loss                                           (41,000)         (79,433)
-------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                 847,047          809,715
-------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                             $ 1,386,238      $ 1,439,802
=============================================================================================================

See accompanying notes to consolidated financial statements.

                                           Sigma-Aldrich Corporation
                               Consolidated Statements of Cash Flows (unaudited)
                                                 (in thousands)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2002             2001
                                                                                ------------     ------------
Cash flows from operating activities:
     Net income                                                                 $    63,955      $   107,472
     Adjustments to reconcile net income to net cash provided by operating activities:
         Net loss from operations of discontinued business                            4,474            9,090
         Net loss on disposition of discontinued operations                          57,400                -
         Depreciation and amortization                                               50,346           49,426
         Purchased in-process research and development                                    -            1,200
         Deferred income taxes                                                        1,265            1,352
         Post-retirement benefits expense                                             2,364            1,200
         Deferred compensation, net                                                     577           (1,364)
     Change in assets and liabilities:
         Increase in accounts receivable                                             (7,833)         (18,512)
         Decrease (increase) in inventories                                          19,695          (25,052)
         Increase (decrease) in accrued income taxes                                 42,232          (17,236)
         Other                                                                       11,710            1,093
-------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities of continuing operations         246,185          108,669
         Net cash provided by (used in) operating activities of
         discontinued operations                                                      9,582           (5,805)
-------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                             255,767          102,864
-------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Property, plant and equipment additions                                        (42,021)         (76,659)
     Sale of equipment                                                                  789            1,382
     Acquisition of business                                                              -          (37,574)
     Proceeds from disposition of discontinued operations                             3,559                -
     Other                                                                           (7,255)          (5,307)
-------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities of continuing operations             (44,928)        (118,158)
         Net cash used in investing activities of discontinued operations            (2,286)          (4,124)
-------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                 (47,214)        (122,282)
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     (Repayment) issuance of short-term debt                                       (130,122)         162,682
     Issuance of long-term debt                                                           -            2,682
     Repayment of long-term debt                                                     (1,176)             (45)
     Payment of dividends                                                           (18,693)         (18,632)
     Stock repurchases                                                              (69,008)        (142,986)
     Exercise of stock options                                                       18,893           21,366
-------------------------------------------------------------------------------------------------------------
              Net cash (used in) provided by financing activities                  (200,106)          25,067
-------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                              (6,366)             566
-------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                               2,081            6,215

Cash and cash equivalents at January 1                                               37,637           31,058
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at September 30                                       $    39,718       $   37,273
=============================================================================================================

Supplemental disclosures of cash flow information:
     Income taxes paid                                                          $     7,832       $   62,777
     Interest paid, net of capitalized interest                                      12,475           14,352

See accompanying notes to consolidated financial statements.

                                                       Sigma-Aldrich Corporation
                                        Notes to Consolidated Financial Statements (unaudited)
                                                ($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2002.

(3) Effect of New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” provides for a single accounting model for long-lived assets to be disposed of by sale. The main objective of this Statement is to resolve implementation issues related to SFAS 121 by clarifying certain of its provisions. This Statement was adopted by the Company effective January 1, 2002. See Note 14 -Discontinued Operations for the impact the Statement had on the Company’s consolidated financial statements.

Also, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” See Note 6 — Intangible Assets for the impact on the Company’s consolidated financial statements.

(4) Research and Development Expenses

Expenditures relating to the development of new products and processes, including significant improvements to existing products or processes, are expensed as incurred as research and development.

(5) Inventories

The principal categories of inventories are:

                                      September 30,    December 31,
                                          2002             2001
                                      ------------     ------------

         Finished goods               $   360,219      $   358,347
         Work in process                   17,537           25,085
         Raw materials                     44,700           43,662
         ----------------------------------------------------------
         Total                        $   422,456      $   427,094
         ==========================================================

(6) Intangible Assets

SFAS 142 requires the Company to assess goodwill and intangible assets for impairment rather than systematically amortize goodwill against earnings. The Company performed an impairment assessment of goodwill during the second quarter and determined that no impairment of goodwill existed at January 1, 2002. However, as a result of the Company’s decision to discontinue the Diagnostics business, goodwill associated with this business was written off as disclosed in Note 14 — Discontinued Operations.

The following table provides information relating to the Company’s amortized and unamortized intangible assets as of September 30, 2002:

                                                                           Accumulated
                                                             Cost         Amortization
     Amortized intangible assets:                         ----------      ------------

        Patents                                            $  3,294        $    2,032
        Trademarks                                            1,870             1,379
        Licenses                                              2,707               536
        Other                                                12,379             6,457
     ---------------------------------------------------------------------------------
          Total                                            $ 20,250        $   10,404
     =================================================================================

     Unamortized intangible asset -
     Goodwill                                              $126,601        $   23,949
     =================================================================================

For the three month and nine month periods ended September 30, 2002, the Company recorded amortization expense of $482 and $1,262, respectively, related to amortized intangible assets. The Company expects to record annual amortization expense of approximately $1,600 in each of the next five years related to these intangible assets.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of December 31, 2001                 $98,675
Impact of foreign exchange rates                  3,977
--------------------------------------------------------
Balance as of September 30, 2002               $102,652
========================================================

The effect of the adoption of SFAS 142 on reported net income is as follows:

                                                                                  Three Months                 Nine Months
                                                                               Ended September 30,         Ended September 30,
                                                                             -----------------------     -----------------------
                                                                                2002         2001           2002         2001
                                                                             ----------   ----------     ----------   ----------
Net income available to common shareholders:
     Net income from continuing operations                                   $  40,287    $  37,011      $ 125,829    $ 116,562
     Add back: goodwill amortization related to continuing
     operations, net of taxes                                                        -        1,286              -        3,778
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income from continuing operations                             40,287       38,297        125,829      120,340
     Net income (loss) from operations of discontinued business,
     net of taxes                                                                  617       (3,228)        (4,474)      (9,090)
     Add back: goodwill amortization related to
     discontinued operations, net of taxes                                           -          418              -        1,215
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income before net loss on disposition
     of discontinued operations, net of taxes                                   40,904       35,487        121,355      112,465
     Net gain (loss) on disposition of discontinued operations, net
     of taxes                                                                    5,600            -        (57,400)           -
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                     $  46,504    $  35,487      $  63,955    $ 112,465
================================================================================================================================

Net income per share - Basic:
     Net income from continuing operations                                   $    0.55    $    0.50      $    1.72    $    1.55
     Add back: goodwill amortization related to continuing
     operations, net of taxes                                                        -         0.01              -         0.05
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income from continuing operations                               0.55         0.51           1.72         1.60
     Net income (loss) from operations of discontinued business,
     net of taxes                                                                 0.01        (0.04)         (0.06)       (0.12)
     Add back: goodwill amortization related to
     discontinued operations, net of taxes                                           -         0.01              -         0.02
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income before net gain (loss) on disposition
     of discontinued operations, net of taxes                                     0.56         0.48           1.66         1.50
     Net gain (loss) on disposition of discontinued operations, net
     of taxes                                                                     0.08            -          (0.78)           -
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                     $    0.64    $    0.48      $    0.88    $    1.50
================================================================================================================================

Net income per share - Diluted:
     Net income from continuing operations                                   $    0.55    $    0.49      $    1.71    $    1.54
     Add back: goodwill amortization related to continuing
     operations, net of taxes                                                        -         0.01              -         0.05
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income from continuing operations                               0.55         0.50           1.71         1.59
     Net income (loss) from operations of discontinued business,
     net of taxes                                                                 0.01        (0.04)         (0.06)       (0.12)
     Add back: goodwill amortization related to
     discontinued operations, net of taxes                                           -         0.01              -         0.02
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income before net gain (loss) on disposition                    0.56         0.47           1.65         1.49
     of discontinued operations, net of taxes
     Net gain (loss) on disposition of discontinued operations, net
     of taxes                                                                     0.07            -          (0.78)           -
--------------------------------------------------------------------------------------------------------------------------------
     Adjusted net income                                                     $    0.63    $    0.47      $    0.87    $    1.49
================================================================================================================================

(7) Debt

Short-term debt

At September 30, 2002, the Company had committed short-term credit facilities totaling $350,000, of which $300,000 provides back-up liquidity for a commercial paper program. In January 2002, the Company launched a commercial paper program to borrow up to $300,000. At September 30, 2002, $131,290 of commercial paper was outstanding with a weighted average interest rate of 1.8%. At December 31, 2001, the Company had notes payable outstanding of $255,000 under these short-term credit facilities at a weighted average interest rate of 2.7%. The committed facility contains financial covenants related to interest coverage with a minimum interest coverage ratio of 3.0 times and debt levels in relation to total capitalization with a maximum allowable ratio of 45%. The Company is in full compliance with these covenants.

Notes payable by international subsidiaries were $9,286 and $14,881 at September 30, 2002 and December 31, 2001, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.8% at September 30, 2002 and December 31, 2001.

Current maturities of long-term debt were $542 and $501 at September 30, 2002 and December 31, 2001, respectively.

Long-term debt

Long-term debt consists of the following:

                                                    September 30,    December 31,
                                                        2002             2001
                                                    ------------     ------------

7.687% Senior Notes, due September 12, 2010         $   100,000      $   100,000
5.16% Senior Notes, due November 20, 2006                75,000           75,000
Other                                                     2,250            3,201
---------------------------------------------------------------------------------
Total                                               $   177,250      $   178,201
Less-Current maturities                                    (542)            (501)
---------------------------------------------------------------------------------
                                                    $   176,708      $   177,700
=================================================================================

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth of at least $750,000 and restricts the ratio of debt to total capitalization to no more than 55%. The Company is in full compliance with these covenants.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

                                                                   Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                              -----------------------     -----------------------
                                                                 2002         2001           2002         2001
                                                              ----------   ----------     ----------   ----------
Weighted average shares
     Basic shares                                                72,979       74,196         73,083       75,011
     Effect of dilutive securities - options outstanding            644          630            594          655
-----------------------------------------------------------------------------------------------------------------
     Diluted shares                                              73,623       74,826         73,677       75,666
=================================================================================================================

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

For the three months ended September 30, 2002 and 2001, reported comprehensive income was approximately $49,000 and $55,700, respectively. For the nine months ended September 30, 2002 and 2001, reported comprehensive income was approximately $102,400 and $94,400, respectively.

(10) Company Operations by Segment

The Company is organized into three business units based on their product offerings and markets they serve. The Company’s chief operating decision-maker and Board of Directors review net sales for the Company’s three business units to assess performance and make overall operating decisions and resource allocations. Because the business units share production and distribution facilities, specific cost and income information is not provided for each business unit. Profit and loss information is reported on a consolidated basis to the chief operating decision-maker and the Company’s Board of Directors. Based on these factors, the Company has concluded it has one reportable segment. Certain catalog-based products marketed by the discontinued Diagnostics unit that contributed approximately $11,000 in sales and a modest positive contribution to diluted earnings per share in 2001 were reclassified out of Diagnostics and into the Company’s Scientific Research unit. Sales data for all periods presented has been restated to reflect this reclassification.

        Net sales by business unit are as follows:

                                         Three Months                 Nine Months
                                      Ended September 30,         Ended September 30,
                                    -----------------------     -----------------------
                                       2002         2001           2002         2001
                                    ----------   ----------     ----------   ----------

     Scientific Research            $ 179,480    $ 162,710      $ 536,907    $ 501,726
     Biotechnology                     69,688       58,811        202,697      179,660
     Fine Chemicals                    55,662       51,295        171,119      157,388
     ----------------------------------------------------------------------------------
          Total                     $ 304,830    $ 272,816      $ 910,723    $ 838,774
     ==================================================================================

Geographic financial information is as follows:

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $11,007 and $8,367 for the three months ended September 30, 2002 and 2001, respectively. These sales for the nine months ended September 30, 2002 and 2001 were $28,340 and $27,009, respectively.

                                                           Three Months                    Nine Months
                                                        Ended September 30,             Ended September 30,
                                                    ---------------------------     ---------------------------
                                                       2002             2001           2002             2001
                                                    ----------       ----------     ----------       ----------
     Net sales to unaffiliated customers:
          United States                             $ 149,227        $ 142,268      $ 452,697        $ 428,619
          International                               155,603          130,548        458,026          410,155
     ----------------------------------------------------------------------------------------------------------
             Total                                  $ 304,830        $ 272,816      $ 910,723        $ 838,774
     ==========================================================================================================

                                                   September 30,    December 31,
                                                       2002             2001
                                                    ----------       ----------
     Long-lived assets:
          United States                             $ 391,033        $ 399,844
          International                               175,390          161,440
     --------------------------------------------------------------------------
             Total                                  $ 566,423        $ 561,284
     ==========================================================================

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

(12) Purchased In-Process Research and Development

A one-time pretax charge of $1,200 was incurred in 2001 for purchased in-process research and development (IPR&D) relating to the acquisition of Isotec. IPR&D represents the value assigned to research and development projects of the acquired business that had commenced but had not yet been completed at the date of acquisition. It is the Company’s belief that the projects in process were currently not technologically feasible and the projects had no alternative future use for the Company and accordingly the amount of purchase price assigned to these projects was immediately written off to the income statement. The method used to determine the amount of IPR&D was a net present value cash flow method.

(13) Share Repurchases

At September 30, 2002 and December 31, 2001, the Company had repurchased a total of 31.1 million shares and 29.7 million shares, respectively, of an authorized repurchase of 35 million shares. There were 72.3 million shares outstanding as of September 30, 2002. The Company expects to acquire the remaining 3.9 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Operating results for discontinued operations are as follows:

                                                  Three Months                 Nine Months
                                               Ended September 30,         Ended September 30,
                                             -----------------------     -----------------------
                                                2002         2001           2002         2001
                                             ----------   ----------     ----------   ----------
     Net sales                               $   9,360    $  14,917      $  38,558    $  48,338
     ===========================================================================================
     Income (loss) before income taxes       $     896    $  (4,678)     $  (6,481)   $ (13,173)
     Income tax (expense) benefit                 (279)       1,450          2,007        4,083
     -------------------------------------------------------------------------------------------
     Net income (loss)                       $     617    $  (3,228)     $  (4,474)   $  (9,090)
     ===========================================================================================

The Company reduced the one-time charge of $63,000 recorded in the second quarter for the cost of discontinuing the Diagnostics business by $5,600 ($.07 per share – diluted) in the third quarter to bring the one-time charge to $57,400 ($.78 per share – diluted), net of applicable taxes, as the sale of the coagulation product line to Trinity Biotech plc in August 2002 reduced expected employee separation and customer costs. The one-time charge includes the write-off of unamortized goodwill and other intangible assets of $21,000, net of applicable taxes, from the acquisitions of First Medical, Inc. and Amelung GmbH.

As of September 30, 2002 and December 31, 2001, assets of discontinued operations totaled $5,064 and $86,155, respectively. At September 30, 2002, the assets are written down to an expected net realizable value. Assets of discontinued operations at September 30, 2002 included inventories while assets of discontinued operations at December 31, 2001 included inventories, property, plant and equipment, goodwill and other assets. Current liabilities of discontinued operations at September 30, 2002 included costs to meet contractual and other obligations and costs of staff reductions.

(15) Commitments and Contingencies

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Export Matter Settlement

On November 4, 2002, the Company, its wholly-owned subsidiary Research Biochemicals, Inc. (“RBI”) and an intermediate subsidiary reached formal agreement with the U.S. Department of Commerce (the “Department”) to settle allegations that they had exported certain scientific research toxins without first obtaining requisite licenses from the Department. This matter was inherited through the Company’s acquisition of the assets of Research Biochemicals Limited Partnership in April 1997 and was discovered and corrected in April 1998. RBI has since applied for and received licenses for all subsequent shipments of such toxins. As previously announced by the Company on September 30, 2002, and disclosed on a Form 8-K filed on October 1, 2002, RBI will pay $1,760 to the Department to dispose of this matter. This settlement amount is reflected in the Company’s third quarter 2002 consolidated financial statements.

Property Acquisition by Legal Authority

The Company and the Wisconsin Department of Transportation (“WISDOT”) have reached an agreement in principle under which WISDOT plans to acquire one of the Company’s manufacturing facilities as part of its reconstruction of the Marquette Interchange, the major highway interchange in downtown Milwaukee. As agreed, the closing of this transaction is to occur on or before December 31, 2002, subject to the Company and WISDOT entering into a definitive purchase agreement prior to that date. The agreed-upon purchase price exceeds the book value of the facility but is less than its full replacement cost. Management believes that any costs in excess of the purchase price that may be required to construct replacement facilities could be funded over several years within its available capital budgets.

As part of this agreement in principle, WISDOT will permit the Company to continue to occupy and operate its existing manufacturing facility through July 1, 2005, subject to possible extensions due to any event of force majeure. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully-functional replacement facilities within the two and one-half years provided, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingencies

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company’s products, insurance carriers have, in recent years, limited or eliminated coverage related to the Company’s sale of such products, as well as certain costs to defend the Company in these and similar matters.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. Through October 31, 2002, the Company has been dismissed from one of these claims, with payments made by the Company and/or its insurance carrier consisting entirely of legal fees to defend the Company’s position.

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. As of October 31, 2002, the Company, together with other manufacturers and distributors offering the same product, has been named as a defendant in 109 lawsuits. The majority of these suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program which is not expected before July, 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received to date. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary Sigma Chemical Company, Inc. are two of several defendants in a lawsuit filed October 23, 2002 in the United States District Court for the Southern District of New York. In the lawsuit, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) allege breach of contract, commercial torts and patent infringement with respect to the manufacture and/or sale of certain products by the Company. Enzo contends that these actions violate a distributorship agreement that allegedly existed between the Company and Enzo from January 5, 1996 until April 8, 2001. Enzo also alleges that the manufacture and/or sale of these products infringes one or more of nine patents owned by or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought.

The Company believes there are substantial legal defenses to the allegations contained in the complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including, without limitations, statements regarding possible or expected future results, as well as statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, the outcome of the matters described in Note 15 – Commitments and Contingencies and the discontinuance of the Company’s Diagnostics business (including the effect on sales and earnings from running the discontinued business as assets are held for sale and possible cash proceeds from the discontinuance) and other matters, which involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risk and uncertainty, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company’s further implementation of its global software systems, (8) expectations for the discontinuance of the Diagnostics business, including the ability to supply customers while assets are held for sale and the ability to retain customers, suppliers and employees, and (9) the outcome of the matters described in Note 15 – Commitments and Contingencies above. The Company does not undertake any obligation to update these forward-looking statements.

Results of Continuing Operations

Reported sales for the third quarter of 2002 for the Company’s Scientific Research, Biotechnology and Fine Chemicals businesses increased 11.7% compared to the third quarter of 2001 to $304.8 million. The weaker U.S. dollar enhanced reported quarterly sales gains by 3.6% in the third quarter of 2002 compared to the same period in 2001, resulting in a lower currency adjusted sales gain of 8.1%. Earlier expectations for even better currency adjusted growth in the third quarter when compared to growth for the first half of 2002, due primarily to the adverse impact of the events of September 11, 2001, were not fully realized. Improved demand for Biotechnology products was matched with continued growth for Scientific Research products, while Fine Chemicals growth slowed as sales to U.S. pharmaceutical customers declined. Reported year-to-date sales of $910.7 million increased 8.6% in the third quarter of 2002 compared to the third quarter of 2001, with 0.7% of this gain coming from the positive benefit of currency rates. Price gains improved 3.3% during the third quarter of 2002 compared to the third quarter of 2001, while overall volume gains stayed at the 4.8% gain achieved in the first half of 2002 compared to the first half of 2001. Year-to-date volume gains were 4.8% compared to 2001, while ongoing price increases added 3.1% to year-to-date growth.

Diluted net income per share for the third quarter (adjusting 2001 results to exclude goodwill amortization) rose 10.0% to $.55 in 2002 from $.50 in 2001. Year-to-date diluted net income per share (adjusting 2001 results to exclude goodwill amortization and a one-time charge for purchased in-process research and development) increased 6.9% to $1.71 in 2002 from $1.60 in 2001. The currency impact added $.01 to the third quarter 2002 diluted earnings per share, compared to the same period in 2001, while a one-time charge for a U.S. Commerce Department settlement reduced otherwise reportable diluted earnings per share by $.02 in the third quarter of 2002, compared to the same period in 2001. Otherwise reportable year-to-date diluted per share earnings were reduced by both the $.02 U.S. Commerce Department settlement and a $.03 currency impact.

A summary of reported and currency adjusted sales gains is as follows:

                                        Three Months Ended                 Nine Months Ended
                                        September 30, 2002                September 30, 2002
                                    -------------------------          -------------------------
                                                     Currency                           Currency
                                    Reported         Adjusted          Reported         Adjusted
                                    --------         --------          --------         --------
     Scientific Research              10.3%             6.6%              7.0%            6.3%
     Biotechnology                    18.5%            15.1%             12.8%           12.4%
     Fine Chemicals                    8.5%             4.7%              8.7%            7.6%
        Total                         11.7%             8.1%              8.6%            7.9%
     ===========================================================================================

Scientific Research sales gains in the third quarter of 2002 (excluding currency impacts, but including product sales reclassified from Diagnostics for both 2001 and 2002) showed continued strength in U.S. and European markets while sales growth in other international markets, although still exceeding growth rates in the U.S. and Europe, did moderate from levels achieved earlier in 2002. Biotechnology sales gains improved in the third quarter of 2002, again exceeding management’s expectations. Percentage growth in our key life science areas was in the mid- to high-teens, with sales of chromatography products achieving a second consecutive quarter of growth. Market opportunities, new product development efforts and enhanced sales activities all contributed to this improved growth. Customers continued their migration to ordering through the Company’s web site. Electronic orders increased to 22% of U.S. and 15% of worldwide research sales in the third quarter. Fine Chemicals sales growth moderated in the third quarter. A decline in custom orders from U.S. pharmaceutical customers was only partially offset by strong double-digit growth in international markets. Booked orders, including those from pharmaceutical customers, remained strong but at lower levels than experienced in earlier quarters of 2002.

Cost of sales for the quarters ended September 30, 2002 and 2001 was $152.1 million and $134.4 million, representing 49.9% and 49.3% of sales, respectively, after reclassifying research and development expenses out of cost of sales and reporting these expenses as a separate cost component in the Company’s Consolidated Statements of Income. The reduction in the gross margin is a result of increased growth in lower margin business, increases in insurance and employee benefit costs and the impact of inventory write-offs. Cost of sales for the nine months ended September 30, 2002 and 2001 was $447.5 million and $402.5 million, representing 49.1% and 48.0% of sales, respectively. The year-to-date reduction in the gross margin results primarily from the same items described for the quarter ended September 30, 2002.

Selling, general and administrative expenses were $80.4 million and $73.1 million for the three months ended September 30, 2002 and 2001, respectively. Excluding goodwill amortization in 2001, these expenses represented 26.4% and 26.2% of 2002 and 2001 sales, respectively. Selling, general, and administrative expenses for the nine months ended September 30, 2002 and 2001 were $238.6 million and $226.9 million, respectively, representing 26.2% and 26.5% of 2002 and 2001 sales, respectively, after excluding goodwill amortization in 2001. Savings from process improvements and cost controls continued to benefit selling, general and administrative expenses, offsetting the impact of increases in insurance and employee benefit costs and the U.S. Department of Commerce settlement.

Research and development expenses were $9.9 million and $9.3 million, or 3.2% and 3.4% of sales for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, these expenses were $30.4 million and $28.3 million, respectively, or 3.3% and 3.4% of sales for 2002 and 2001, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended September 30, 2002 and 2001 was $3.3 million and $4.6 million, respectively. For the nine months ended September 30, 2002 and 2001, net interest expense was $11.0 million and $13.2 million, respectively. Interest expense for the nine months ended September 30, 2002 declined by $2.2 million due to interest rate reductions and reduced short-term borrowing levels resulting from lower tax payments, lower capital expenditures and working capital management initiatives in 2002.

Net income from continuing operations for the three months ended September 30, 2002 was $40.3 million, compared to net income of $38.3 million for the three months ended September 30, 2001 (after adjusting for goodwill amortization in 2001). For the nine months ended September 30, 2002 and 2001, net income from continuing operations (after adjusting for goodwill amortization in 2001) was $125.8 million and $120.3 million, respectively. Impacts of currency exchange benefited net income by $0.9 million for the third quarter of 2002, and reduced net income by $1.9 million for the nine months ending September 30, 2002. Purchased in-process research and development reduced net income by $0.8 million for the nine months ended September 30, 2001. The U.S. Commerce Department settlement reduced otherwise reportable net income by $1.8 million for the third quarter and nine months ending September 30, 2002.

Discontinuance of Diagnostics Business

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business.

Efforts to sell the assets of and discontinue the Diagnostics business resulted in the sale of the EIA product line to IVAX Diagnostics, Inc. in May 2002 and the sale of the coagulation product line to Trinity Biotech plc in August 2002. These two product lines represented approximately 42% of Diagnostics’ sales in 2001 (after reclassifying products that contributed $11 million in 2001 Diagnostics sales to the Company’s Scientific Research unit). Activities to minimize costs while continuing to supply customers under contract, including reassignment of Diagnostics employees to other parts of the Company, changed an expected third quarter net loss per diluted share to net income of $.01 per diluted share, bringing year-to-date operating results to a net loss of $.06 per diluted share. In the third quarter, the Company reduced the one-time charge by $5.6 million ($.07 per share – diluted) to bring the year-to-date one-time charge to $57.4 million ($.78 per share – diluted), net of applicable taxes, as the sale of the coagulation product line to Trinity Biotech plc reduced expected employee separation and customer costs in the third quarter. This one-time charge included reductions in the carrying value of applicable assets, including unamortized goodwill and other intangible assets of $21 million, net of applicable taxes, to an expected realizable amount, costs of staff reductions and other costs related to discontinuing the business.

Liquidity and Capital Resources

Net cash provided by operating activities was $255.8 million for the nine months ended September 30, 2002. Cash provided by operating activities was primarily due to net income from continuing operations, declines in inventories and lower tax payments due to the tax benefit of the one-time charge related to discontinuing the Diagnostics business, partially offset by increases in accounts receivable.

Investing activities reduced cash by $47.2 million for the first nine months of 2002 due primarily to the capital spending related to the Company’s new Life Science and High Technology Center, a lab expansion in Switzerland, an expansion of the oligo production facility in Texas, an expansion of production facilities in the United Kingdom, and the purchase of a building for use in St. Louis.

Financing activities reduced cash by $200.1 million in the nine months ended September 30, 2002. The primary uses were the repayment of debt of $131.3 million, treasury stock purchases of $69.0 million, and payment of dividends of $18.7 million, partially offset by proceeds from stock option exercises of $18.9 million.

The Company believes that cash generated by operations and available from the Company’s commercial paper program and other credit facilities should continue to provide sufficient liquidity for present and currently expected operating and capital needs throughout 2002.

Liquidity Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, down- grades in the Company’s credit rating or the unavailability of funds. The primary funding source is the Company’s commercial paper and long-term debt programs. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

The Company has available $350 million in short-term credit facilities of which $300 million provides back-up liquidity for the Company’s commercial paper program launched in January 2002. At September 30, 2002, the Company had $131.3 million of commercial paper outstanding.

Share Repurchases

At September 30, 2002 and December 31, 2001 the Company had repurchased a total of 31.1 million shares and 29.7 million shares, respectively, of an authorized repurchase of 35 million shares. There were 72.3 million shares outstanding as of September 30, 2002. The Company expects to acquire the remaining 3.9 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Export Matter Settlement

On November 4, 2002, the Company, its wholly-owned subsidiary Research Biochemicals, Inc. (“RBI”) and an intermediate subsidiary reached formal agreement with the U.S. Department of Commerce (the “Department”) to settle allegations that they had exported certain scientific research toxins without first obtaining requisite licenses from the Department. This matter was inherited through the Company’s acquisition of the assets of Research Biochemicals Limited Partnership in April 1997 and was discovered and corrected in April 1998. RBI has since applied for and received licenses for all subsequent shipments of such toxins. As previously announced by the Company on September 30, 2002, and disclosed on a Form 8-K filed on October 1, 2002, RBI will pay $1.8 million to the Department to dispose of this matter. This settlement amount is reflected in the Company’s third quarter 2002 consolidated financial statements.

Property Acquisition by Legal Authority

The Company and the Wisconsin Department of Transportation (“WISDOT”) have reached an agreement in principle under which WISDOT plans to acquire one of the Company’s manufacturing facilities as part of its reconstruction of the Marquette Interchange, the major highway interchange in downtown Milwaukee. As agreed, the closing of this transaction is to occur on or before December 31, 2002, subject to the Company and WISDOT entering into a definitive purchase agreement prior to that date. The agreed-upon purchase price exceeds the book value of the facility but is less than its full replacement cost. Management believes that any costs in excess of the purchase price that may be required to construct replacement facilities could be funded over several years within its available capital budgets.

As part of this agreement in principle, WISDOT will permit the Company to continue to occupy and operate its existing manufacturing facility through July 1, 2005, subject to possible extensions due to any event of force majeure. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully-functional replacement facilities within the two and one-half years provided, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingencies

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company’s products, insurance carriers have, in recent years, limited or eliminated coverage related to the Company’s sale of such products, as well as certain costs to defend the Company in these and similar matters.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. Through October 31, 2002, the Company has been dismissed from one of these claims, with payments made by the Company and/or its insurance carrier consisting entirely of legal fees to defend the Company’s position.

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. As of October 31, 2002, the Company, together with other manufacturers and distributors offering the same product, has been named as a defendant in 109 lawsuits. The majority of these suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program which is not expected before July, 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received to date. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary Sigma Chemical Company, Inc. are two of several defendants in a lawsuit filed October 23, 2002 in the United States District Court for the Southern District of New York. In the lawsuit, Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) allege breach of contract, commercial torts and patent infringement with respect to the manufacture and/or sale of certain products by the Company. Enzo contends that these actions violate a distributorship agreement that allegedly existed between the Company and Enzo from January 5, 1996 until April 8, 2001. Enzo also alleges that the manufacture and/or sale of these products infringes one or more of nine patents owned by or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought.

The Company believes there are substantial legal defenses to the allegations contained in the complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial Derivatives

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to stabilize the value of certain receivables and payables denominated in foreign currencies. The Company does not enter into foreign currency transactions for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

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

Item 4. Controls and Procedures

a.     Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date filing of this report.

b.     Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 15 – Commitments and Contingencies to the Company’s Consolidated Financial Statements is incorporated by reference herein.

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

 4 (a) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services,
       LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock
       Purchase Rights as Exhibit B. - Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000,
       Commission File number 0-8135.

99.1   CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002. See exhibit 99.1.

99.2   CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.  See exhibit 99.2.

   (b) A Form 8-K was filed on July 26, 2002 under items 5 and 7 that included a press release regarding, among other things, a one-time charge to discontinue the Company's Diagnostics business and second quarter 2002 financial results.

       A Form 8-K was filed on October 1, 2002 under items 5 and 7 that included, among other things, an agreement in principle to settle U.S. Commerce Department export allegations.

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

                                              SIGMA-ALDRICH CORPORATION
                                                    (Registrant)

By   /s/  Karen J. Miller                                                           November 13, 2002
Karen J. Miller, Controller                                                               Date
(on behalf of the Company and as Principal Accounting Officer)

CEO FORM 10-Q CERTIFICATION

I, David R. Harvey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sigma-Aldrich Corporation:

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002
                                                                      /s/     David R. Harvey
                                                                      David R. Harvey
                                                                      Chairman, President and Chief Executive Officer

CEO FORM 10-Q CERTIFICATION

I, Michael R. Hogan, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Sigma-Aldrich Corporation:

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                      /s/     Michael R. Hogan
                                                                      Michael R. Hogan
                                                                      Chief Administrative Officer and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Sigma-Aldrich Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, David R. Harvey, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

    (1)        The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/     David R. Harvey
David R. Harvey
Chairman, President and Chief Executive Officer
Sigma-Aldrich Corporation

November 13, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the quarterly report of Sigma-Aldrich Corporation (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael R. Hogan, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2002