Form 10-K
period 2002-12-31
SIGMA ALDRICH CORP
filed 2003-03-26
CIK 90185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2002
                                  -----------------
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________________ to _________________

                          Commission file number 0-8135
                                                 ------

                            SIGMA-ALDRICH CORPORATION
--------------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

               Delaware                                  43-1050617
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3050 Spruce Street, St. Louis, Missouri                         63103
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           314-771-5765
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

           Common Stock, $1.00 par value; Common Share Purchase Right
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No ___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes   X    No ___
                                       ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant:

         $3,625,954,076                                     June 28, 2002
         --------------                              ---------------------------
             Value                                        Date of Valuation

     Number of shares of the Registrant's common stock, $1.00 par value, outstanding as of March 7, 2003 was 71,122,634.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference   Parts of Form 10-K into which Incorporated
-----------------------------------   ------------------------------------------
Pages 17-40 of the Annual Report to
  Shareholders for the year ended
  December 31, 2002                                Parts I, II and IV

Proxy Statement for the 2003 Annual
  Meeting of Shareholders                          Part III

The Index to Exhibits is located on page F-2 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words "believes," "expects," "anticipates," "should" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company's expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, the discontinuance of its Diagnostics business, including the effect on earnings from running the discontinued business as assets are held for sale and other matters. These statements involve assumptions regarding the Company's operations, investments, acquisitions and conditions in the markets the Company serves and the sale of assets and actions related to the discontinuance of its Diagnostics business. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company's further implementation of its global software systems, (8) expectations for the discontinuance of the Diagnostics business, (9) the ability to retain customers, suppliers and employees and (10) the outcome of the matters described in Note 11
- Contingent Liabilities and Commitments to the Company's consolidated financial statements on page 33 of the 2002 Annual Report, which is incorporated herein by reference. The Company does not undertake any obligation to update these forward-looking statements.

                                     PART I

Item 1. Business.

(a) General development of business.

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

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. Efforts to sell the assets of and discontinue the Diagnostics business resulted in the sale of the EIA product line to IVAX Diagnostics, Inc. in May 2002 and the sale of the coagulation product line to Trinity Biotech plc in August 2002. These two product lines, along with other product lines sold during 2002, represented approximately 70% of Diagnostics sales in 2001 (after reclassifying products that contributed $11.0 and $10.0 million in Diagnostics sales for 2001 and 2000, respectively, to the Company's Scientific Research unit). Efforts to sell other product lines and reduce inventories through sales to customers continue, with the expectation that all such activities will be substantially concluded by the end of the first quarter of 2003. The Company recorded a one-time charge of $52.3 million, net of taxes, in 2002 as a result of discontinuing the Diagnostics business.

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications. The purchase price was $37.2 million.

On May 26, 2000, the Company acquired the stock of ARK Scientific GmbH for $2 million. ARK is among the leading manufacturers and suppliers of custom synthetic DNA (oligonucleotides or "oligos") to life science researchers in Europe.

On March 27, 2000, the Company reached an agreement to sell its B-Line Systems metal business to Cooper Industries, Inc. On May 1, 2000, the Company completed the sale to Cooper Industries, Inc. for $430.4 million (including purchase price adjustments). The funds received from the sale were used to repurchase shares and reduce outstanding borrowings and for other general corporate purposes.

The Diagnostics and metal operations are accounted for as discontinued operations, and accordingly, operating results, including cash flows and related assets and liabilities, are segregated in the consolidated financial statements.

(b) Financial information about segments.

Information concerning the Company's business units is provided in Note 13 to the Company's consolidated financial statements on page 36 of the 2002 Annual Report, which is incorporated herein by reference.

(c) Narrative description of business.

The Company develops, manufactures and distributes the broadest range of high quality biochemicals, organic chemicals and chromatography products available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and chemical manufacturing. The Company operates in 34 countries, offers more than 85,000 chemical products and distributes these products in over 150 countries.

Products:

The Company's life science products are used in many applications and disciplines, including molecular biology, cell biology, cell culture, protein analysis and chromatography, DNA sequencing and gene studies. In 2002 and 2001, approximately 70% and in 2000 approximately 75%, of the products supplied through the Scientific Research unit consist of biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. In 2002 and 2001, the remaining 30% and in 2000 the remaining 25%, of the Scientific Research products are complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. The products marketed through the Biotechnology unit are biochemicals and kits used in biotechnology, genomic and proteomics research and chromotography products used in life science research and high technology applications. Biochemical products and kits supplied in Biotechnology relate to the areas of immunochemistry, cell culture, molecular biology, cell signaling and neuroscience. The Fine Chemicals unit is a top 25 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial and diagnostic companies.

Status of products:

Due to continuing developments in life science, high technology and other scientific research, there can be no assurance of a continuing market for each of the Company's products. However, through ongoing reviews of technical literature, along with regular communications with customers, the Company's goal is to keep abreast of the trends in research techniques. This information, along with its own research technology, determines the Company's development of improved and/or additional products.

Sales and Distribution:

During 2002, products were sold to over 60,000 accounts representing over 1,000,000 individual customers, including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as private and governmental research laboratories. Small orders in laboratory quantities averaging approximately $300 accounted for 81% of the Company's sales in both 2002 and 2001 and 82% in 2000. The Company also makes its chemical products available in larger-than-normal laboratory quantities for use in manufacturing. Sales of these products accounted for 19% of sales in both 2002 and 2001 and 18% in 2000.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone ("collect" or on "toll-free" WATS lines) or via its homepage on the World Wide Web (sigma-aldrich.com) for technical staff consultation or for placing orders. Shipments are made six days a week from St. Louis, Milwaukee, the United Kingdom, Germany, Israel and Japan and five days a week from all other locations. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels believed appropriate to maintain this policy.

Production and Purchasing:

The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Houston, Texas; Bellefonte, Pennsylvania; Australia; Canada; Germany; Israel; Japan; Switzerland and the United Kingdom. A minor amount of production is done by some of the Company's other subsidiaries. Biochemicals are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are over 85,000 products listed in the Sigma, Aldrich, Fluka/Riedel-de Haen and Supelco catalogs, of which the Company produces approximately 40,000 products, or roughly 55% of sales in 2002. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

No one of the Company's 10,000 suppliers accounted for more than 10% of the Company's chemical purchases in 2002. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs, although no assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents and Trademarks:

The Company holds approximately 150 issued or pending patents and has roughly 550 licensing agreements worldwide. The Company's significant trademarks are the brand names, "Sigma," "Aldrich," "Fluka," "Riedel-de Haen" and "Supelco." The brands are marketed through business units called "Sigma-Aldrich Scientific Research," Sigma-Aldrich Biotechnology" and "Sigma-Aldrich Fine Chemicals." Their related registered logos, which have various expiration dates, are expected to be renewed indefinitely.

Dependence on a single customer or product:

During the year ended December 31, 2002, no single customer or product accounted for more than 2% of the Company's net sales.

Backlog:

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger-than-normal quantities specify a future delivery date, which can create a small backlog; however at December 31, 2002 and 2001, the backlog of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2002 backlog will be shipped during 2003.

Competition:

Substantial competition exists in all of the Company's marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and of chromatography products for analyzing and separating complex chemical mixtures. While the Company generally offers thousands of chemicals in stock and analyzes many of its products, some of the Company's products are unusual and have relatively little demand. There are many competitors who offer a limited quantity of chemicals. In addition, several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

In all product areas the Company competes primarily on the basis of customer service, product quality and price. The Company markets its chemical products through its three business units: Scientific Research, Biotechnology and Fine Chemicals. The Company had over 3,500,000 catalogs in the marketplace in 2002 for the Sigma, Aldrich, Fluka, Riedel-de Haen and Supelco brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, through the use of mailing of special product brochures, by personal visits by sales and technical representatives with customers and through our website (sigma-aldrich.com).

Compliance with regulations:

The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the "Act"). However, a limited number of the Company's products are subject to labeling, manufacturing and other provisions of the Act. The Company believes it is in compliance in all material respects with the applicable regulations promulgated under the Act.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Superfund Amendments and Reauthorization Act of 1986 (SARA) and the regulations promulgated thereunder require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS's and the quantities of hazardous materials in the Company's possession.

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

Number of persons employed:

The Company had 5,940 employees as of December 31, 2002. The total number employed in the United States was 3,205 with the remaining 2,735 employed by the Company's foreign subsidiaries. The Company employs over 2,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 200 with Ph.D. degrees.

(d) Financial information about geographic areas.

Information concerning geographic areas and business units for the years ended December 31, 2002, 2001 and 2000, is located in Note 13 to the Company's consolidated financial statements on page 36 of the 2002 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2002, 2001 and 2000, approximately 55%, 53% and 54%, respectively, of the Company's sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in more than 30 other countries.

For sales with final destinations in an international market, the Company uses the Extraterritorial Income Exclusion (EIE), which provides certain Federal income tax advantages. The effect of the tax rules governing the EIE is to lower the effective Federal income tax rate on export income. The EIE resulting from the Company's U.S. export sales replaced the benefit previously realized by the Company's Foreign Sales Corporation (FSC).

The Company's international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During 2002, approximately 16% of the Company's United States operations' chemical purchases were from international suppliers.

(e) Available information.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.sigma-aldrich.com as soon as reasonably practicable after filed electronically with or furnished to the SEC. Our web site does not constitute part of this Report.

Item 2. Properties.

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

                                               Building Area
                            Land Area            (Sq. Ft.)
Country                      (Acres)           (In thousands)                  Function
-------                      -------            -------------                  --------
United States                 1,621                 4,029        admin.,production,warehousing,distrib.
Germany                          43                   522        admin.,production,warehousing,distrib.
Switzerland                      13                   413        admin.,production,warehousing,distrib.
United Kingdom                  240                   351        admin.,production,warehousing,distrib.
Israel                            5                   131        admin.,production,warehousing,distrib.
All Other                        34                   531        admin.,warehousing,distrib.
                              -----                ------
Total                         1,956                 5,977

Percent Owned                    84%
Percent Leased                   16%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in selected markets. The Company now uses about 50% of its manufacturing capacity and expects to increase the utilization of its plants in the future.

Item 3. Legal Proceedings.

The information contained in Note 11 - Contingent Liabilities and Commitments on page 33 of the 2002 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information concerning the market price of the Company's Common Stock and related shareholder information for the years ended December 31, 2002 and 2001 is located on page 40 of the 2002 Annual Report, which is incorporated herein by reference.

As of March 7, 2003, there were 1,107 record holders of the Company's Common Stock.

Items 6 through 8. Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data.

The information required by Items 6 through 8 is incorporated herein by reference to pages 17-40 of the 2002 Annual Report. See Index to Financial Statements on page F-1 of this report. Those pages of the Company's 2002 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The information contained in the Company's Form 8-K dated June 28, 2002 is incorporated herein by reference and includes, among other things, the dismissal of Arthur Andersen and hiring of KPMG.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Information under the captions "Nominees for Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2003 Proxy Statement is incorporated herein by reference.

      The executive officers of the Registrant are:

      Name of Executive Officer       Age   Positions and Offices Held
      -------------------------       ---   --------------------------

      Larry S. Blazevich              55    Vice President, Information Systems
      Terry R. Colvin                 47    Vice President, Human Resources
      David R. Harvey                 63    Chairman, President and Chief
                                            Executive Officer
      Michael R. Hogan                49    Chief Financial Officer, Chief
                                            Administrative Officer and Secretary
      David W. Julien                 48    President, Biotechnology
      Rodney L. Kelley                49    Vice President, Quality and Safety
      James W. Meteer                 52    Vice President, Process Improvement
      Karen J. Miller                 45    Controller
      Jai P. Nagarkatti               56    President, Scientific Research
      Kirk A. Richter                 56    Treasurer
      Frank D. Wicks                  49    President, Fine Chemicals

There is no family relationship between any of the officers or directors.

Mr. Blazevich has been Vice President, Information Systems of the Company for more than five years.

Mr. Colvin has been Vice President, Human Resources of the Company for more than five years.

Dr. Harvey has been Chairman of the Board since January 2001 and became Chief Executive Officer of the Company in November 1999. He served as the Chief Operating Officer of the Company for more than five years until November 1999. He has been President of the Company for more than five years.

Mr. Hogan joined the Company in April 1999 as Vice President and Chief Financial Officer. Since then, his duties have been expanded to include leadership of the Human Resources, Information Systems and Process Improvement functions when he was named Chief Administrative Officer in November 1999. Before joining the Company, Mr. Hogan served as Corporate Vice President and Controller of Monsanto Company from January 1996 through March 1999.

Mr. Julien was named President of the Biotechnology unit of the Company in November 1999. Previously he served as President of Sigma from August 1998 to November 1999 and as Vice President of Sigma from November 1995 to August 1998.

Mr. Kelley was elected Vice President, Quality and Safety of the Company in August of 1998. He served as Director of Safety for over four years prior to August 1998.

Mr. Meteer has been Vice President, Process Improvement of the Company for more than five years.

Ms. Miller has been Controller of the Company for more than five years.

Dr. Nagarkatti was named President of the Scientific Research unit of the Company in December 2002. He had served as President of the Fine Chemicals unit from November 1999 to December 2002. Previously, he had served as President of Aldrich for more than five years.

Mr. Richter has been Treasurer of the Company for more than five years.

Dr. Wicks was named President of the Fine Chemicals unit of the Company in December 2002. He had served as President of the Scientific Research unit from November 1999 to

December 2002 and as Vice President of Operations from August 1998 until November 1999. Previously, he served as President of Sigma for five years.

The present terms of office of the officers will expire when the next annual meeting of the Directors is held and their successors are elected.

Item 11.  Executive Compensation.

Information under the captions "Director Compensation and Transactions" and "Information Concerning Executive Compensation" of the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the captions "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" and "Equity Compensation Plan Information" of the 2003 Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information under the caption "Director Compensation and Transactions" of the 2003 Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) or 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the filing date of this report.

b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   Documents filed as part of this report:

      1.  Financial Statements.

            See Index to Financial Statements on page F-1 of this report. Those pages of the Company's 2002 Annual Report listed in such Index are hereby incorporated by reference.

      2.  Financial Statement Schedules.

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

      A Form 8-K was filed on December 16, 2002 under items 5 and 7 that included, among other things, a change in organizational responsibilities among the Company's existing executive staff to coincide with the latest revisions in the Company's ongoing implementation of its strategic plan.

      A Form 8-K was filed on December 19, 2002 under items 5 and 7 that included, among other things, the sale of the Company's Milwaukee production facility to the Wisconsin Department of Transportation (WISDOT).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      SIGMA-ALDRICH CORPORATION
      -------------------------
            (Registrant)

      By  /s/     Karen J. Miller                       March 21, 2003
          --------------------------------------        --------------
          Karen J. Miller, Controller                        Date

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David R. Harvey, Karen J. Miller, Kirk A. Richter and Michael R. Hogan and each of them (with full power to each of them to act alone), his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   By      /s/     David R. Harvey                             March 21, 2003
                           ------------------------------------------          --------------
                           David R. Harvey, Director, Chairman,                     Date
                           President and Chief Executive Officer

                   By      /s/     Karen J. Miller                             March 21, 2003
                           ------------------------------------------          --------------
                           Karen J. Miller, Controller                              Date

                   By      /s/     Michael R. Hogan                            March 21, 2003
                           ------------------------------------------          --------------
                           Michael R. Hogan, Chief Financial Officer,               Date
                           Chief Administrative Officer and Secretary

                   By      /s/     D. Dean Spatz                               March 21, 2003
                           ------------------------------------------          --------------
                           D. Dean Spatz, Director                                  Date

                   By      /s/     Nina V. Fedoroff                            March 21, 2003
                           ------------------------------------------          --------------
                           Nina V. Fedoroff, Director                               Date

                   By      /s/     W. Lee McCollum                             March 21, 2003
                           ------------------------------------------          --------------
                           W. Lee McCollum, Director                                Date

                   By      /s/     Jerome W. Sandweiss                         March 21, 2003
                           ------------------------------------------          --------------
                           Jerome W. Sandweiss, Director                            Date

                           CEO FORM 10-K CERTIFICATION

I, David R. Harvey, certify that:

1.  I have reviewed this annual report on Form 10-K of Sigma-Aldrich
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                         /s/   David R. Harvey
                                         -----------------------------
                                         David R. Harvey
                                         Chairman, President and Chief
                                         Executive Officer

                           CFO FORM 10-K CERTIFICATION

I, Michael R. Hogan, certify that:

1.  I have reviewed this annual report on Form 10-K of Sigma-Aldrich
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

                                         /s/     Michael R. Hogan
                                         ---------------------------
                                         Michael R. Hogan
                                         Chief Administrative Officer and
                                         Chief Financial Officer

                   SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page Number
                                                                  Reference
                                                                Annual Report
                                                               to Shareholders
                                                               ---------------

Management's discussion and analysis                                 17-23

Market risk disclosure                                               22

FINANCIAL STATEMENTS:

   Consolidated Balance Sheets
        December 31, 2002 and 2001                                   25

   Consolidated statements for the years
        ended December 31, 2002, 2001 and 2000
          Income                                                     24
          Stockholders' Equity                                       26
          Cash Flows                                                 27

   Notes to consolidated financial statements                        28-39

   Report of independent public accountants                          39

Selected financial data, including Common
   Stock Data and related stockholder information,
   Annual Financial Data for the five years ended
   December 31, 2002 and Quarterly Financial Data
   for the quarterly periods in 2002 and 2001                        40

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

2  (a) Sale and Purchase Agreement dated March 27, 2000 by and among
       Sigma-Aldrich Corporation, a Delaware corporation ("SIAL"), Sigma-Aldrich Co., an Illinois corporation ("SAC"), Sigma-Aldrich Canada Ltd., a corporation organized under the laws of Canada ("Sigma Canada"), Sigma-Aldrich Company Ltd., a corporation organized under the laws of the United Kingdom ("Sigma UK"), Sigma-Aldrich Chemie GmbH, a corporation organized under the laws of Germany("Sigma Germany"), Cooper Industries, Inc., an Ohio corporation ("Cooper"), CBL Acquisition Corp., a Delaware corporation ("CBL") and Cooper Technologies Company, a Delaware Corporation ("CTC", and with SIAL, SAC, Sigma Canada, Sigma UK, Sigma Germany, Cooper and CBL, the "Parties") Sigma-Aldrich Corporation, Sigma-Aldrich Co., Sigma-Aldrich Canada Ltd., Sigma-Aldrich Company Ltd., Sigma-Aldrich Chemie GmbH, as sellers and Cooper Industries, Inc., CBL Acquisition Corp., Cooper Technologies Company, as buyers (schedules omitted). - Incorporated by reference to Exhibit 2(a) of Form 10-Q filed for the quarter ended March 31, 2000, Commission File number 0-8135.

   (b) First Amendment to the Sale and Purchase Agreement - Incorporated by reference to Exhibit 2(b) of Form 10-Q for the quarter ended March 31, 2000, Commission File number 0-8135.

3 (a) Certificate of Incorporation and Amendments - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

   (b) By-Laws as amended - Incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2001, Commission File number 0-8135.

4      Instruments Defining the Rights of Shareholders, Including Indentures:

   (a) Certificate of Incorporation and Amendments       See Exhibit 3(a) above.

   (b) By-Laws as amended February 20, 2001              See Exhibit 3(b) above.

   (c) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. - Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

   (d) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10     Material Contracts:

   (a) Third Amendment and Restatement of the Incentive Stock Bonus Plan* - Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1996, Commission File Number 0-8135.

   (b) Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

   (c) First Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

   (d) Second Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

   (e) Third Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (f) Fourth Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (g) Employment Agreement with Chairman and Chief Executive Officer David H. Harvey* See exhibit 10(g).

   (h) Share Option Plan of 1995* - Incorporated by reference to Appendix A of the Company's Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

   (i) First Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (j) Second Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (k) Third Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (l) Fourth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (m) Fifth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (n) Directors' Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit A of the Company's Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135.

   (o) First Amendment to Directors' Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

   (p) Share Option Plan of 2000* - Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

   (q) Form of Employee Agreement (Similar Employment Agreements also exist with Larry S. Blazevich, Terry R. Colvin, Michael R. Hogan, David W. Julien, Rodney L. Kelley, James W. Meteer, Karen J. Miller, Jai P. Nagarkatti, Kirk A. Richter and Frank D. Wicks) See exhibit 10(q).

11 Statement Regarding Computation of Net Earnings Per Share- Incorporated by reference to the information on net earnings per share included in
       Note 15 to the Company's 2002 consolidated financial statements filed as
       Exhibit 13 below.

13 Pages 17-40 of the Annual Report to Shareholders for the year ended December 31, 2002.

16 Letter Regarding Change in Certifying Accountants- Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002. Incorporated by reference to Item 4 of Form 8-K filed June 28, 2002, Commission File Number 0-8135.

21     Subsidiaries of Registrant

22 Matters Submitted to Vote of Security Holders- Incorporated by reference to Pages 20-34 of the Company's Definitive Proxy Statement filed March 26, 2003, Commission File Number 0-8135.

23     Consent of Independent Public Accountants

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