Form 10-Q
period 2003-03-31
SIGMA ALDRICH CORP
filed 2003-05-09
CIK 90185

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1050617 (I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri (Address of principal executive office)	63103 (Zip Code)

(314) 771-5765

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒  No  ☐

There were 70,873,468 shares of the Company’s common stock, $1.00 par value per share, outstanding on April 30, 2003.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (unaudited)

(in thousands except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net sales	$334,717	$301,605
Cost of products sold	163,710	146,853

Gross profit	171,007	154,752
Selling, general and administrative expenses	87,294	78,612
Research and development expenses	10,828	10,258
Interest, net	2,817	4,063

Income from continuing operations before income taxes	70,068	61,819
Provision for income taxes	21,161	19,164

Net income from continuing operations	48,907	42,655
Discontinued operations:
Net income (loss) from operations of discontinued business	1,053	(2,920)
Adjustment to net loss on disposition of discontinued operations	1,555	—

Net income	$51,515	$39,735

Net income per share – Basic
Net income from continuing operations	$0.69	$0.58
Net income (loss) from operations of discontinued business	0.02	(0.04)
Adjustment to net loss on disposition of discontinued operations	0.02	—

Net income	$0.73	$0.54

Net income per share – Diluted
Net income from continuing operations	$0.68	$0.58
Net income (loss) from operations of discontinued business	0.02	(0.04)
Adjustment to net loss on disposition of discontinued operations	0.02	—

Net income	$0.72	$0.54

Weighted average number of shares outstanding – Basic	71,150	73,017

Weighted average number of shares outstanding – Diluted	71,634	73,604

Dividends per share	$0.090	$0.085

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in thousands except per share amounts)

	March 31, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$54,195	$52,382
Accounts receivable, net of allowance for doubtful accounts	206,181	175,356
Inventories	417,209	421,368
Other current assets	48,102	45,396
Current assets of discontinued operations	150	385

Total current assets	725,837	694,887

Property, plant and equipment:
Land	37,920	37,600
Buildings and improvements	442,977	435,018
Machinery and equipment	500,957	496,594
Construction in progress	24,858	26,994
Less – accumulated depreciation	(476,399)	(460,409)

Net property, plant and equipment	530,313	535,797

Goodwill, net	106,611	105,548
Other assets	53,231	53,424

Total assets	$1,415,992	$1,389,656

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$58,138	$89,930
Accounts payable	73,005	69,184
Accrued payroll and payroll taxes	35,312	32,769
Accrued income taxes	34,336	25,949
Other accrued expenses	42,159	43,961
Current liabilities of discontinued operations	1,693	3,860

Total current liabilities	244,643	265,653

Long-term debt	176,687	176,805
Deferred post-retirement benefits	49,624	48,675
Other liabilities	18,023	16,349

Total liabilities	488,977	507,482

Stockholders’ equity:
Common stock, $1.00 par value; 200,000 shares authorized; 100,983 and 101,001 shares issued at March 31, 2003 and December 31, 2002, respectively; 71,076 and 71,253 shares outstanding at March 31, 2003 and December 31, 2002, respectively	100,983	101,001
Capital in excess of par value	45,193	45,751
Common stock in treasury, at cost, 29,907 and 29,748 shares at March 31, 2003 and December 31, 2002, respectively	(1,012,316)	(1,002,950)
Retained earnings	1,798,939	1,753,737
Accumulated other comprehensive loss	(5,784)	(15,365)

Total stockholders’ equity	927,015	882,174

Total liabilities and stockholders’ equity	$1,415,992	$1,389,656

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months
	Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$51,515	$39,735
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from operations of discontinued business	(1,053)	2,920
Adjustment to net loss on disposition of discontinued operations	(1,555)	—
Depreciation and amortization	17,122	16,406
Deferred income taxes	2,783	(441)
Post-retirement benefits expense	776	(788)
Deferred compensation, net	(23)	78
Change in assets and liabilities:
(Increase) in accounts receivable	(28,507)	(29,701)
Decrease in inventories	8,056	8,521
Increase in accrued income taxes	19,369	15,971
Other	(9,394)	2,278

Net cash provided by operating activities of continuing operations	59,089	54,979
Net cash provided by (used in) operating activities of discontinued operations	23	(2,154)

Net cash provided by operating activities	59,112	52,825

Cash flows from investing activities:
Property, plant and equipment additions	(9,913)	(14,096)
Sale of equipment	228	565
Other, net	(234)	309

Net cash used in investing activities of continuing operations	(9,919)	(13,222)
Net cash used in investing activities of discontinued operations	—	(127)

Net cash used in investing activities	(9,919)	(13,349)

Cash flows from financing activities:
Repayment of short-term debt	(31,826)	(38,204)
Repayment of long-term debt	(130)	(858)
Payment of dividends	(6,342)	(6,206)
Treasury stock purchases	(12,617)	(3,129)
Exercise of stock options	3,178	4,237

Net cash used in financing activities	(47,737)	(44,160)

Effect of exchange rate changes on cash	357	2,448

Net change in cash and cash equivalents	1,813	(2,236)
Cash and cash equivalents at January 1	52,382	37,637

Cash and cash equivalents at March 31	$54,195	$35,401

Supplemental disclosures of cash flow information:
Income taxes paid	$10,944	$1,401
Interest paid, net of capitalized interest	3,327	4,419

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (unaudited)

($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2003.

(3) Effect of New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 “ (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 (see Note 7), however, the Company does not currently plan to adopt the fair value based method of accounting and will continue to use the intrinsic value methodology for stock-based employee compensation until the FASB mandates a change in accounting.

(4) Inventories

The principal categories of inventories are:

	March 31, 2003	December 31, 2002
Finished goods	$358,851	$360,914
Work in process	17,809	18,366
Raw materials	40,549	42,088

Total	$417,209	$421,368

(5) Intangible Assets

SFAS 142 requires the Company to assess goodwill and intangible assets with indefinite lives for impairment rather than systematically amortize these assets against earnings. The Company performed an impairment assessment of goodwill and intangible assets at year-end 2002 and determined that no impairment of goodwill or intangible assets existed at December 31, 2002.

As a result of the Company’s decision to discontinue the Diagnostics business, goodwill and other intangible assets associated with this business were written off in the second quarter of 2002.

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at March 31, 2003:

	Cost		Accumulated Amortization
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
Amortizable intangible assets:
Patents	$3,970	$3,897	$2,264	$2,188
Trademarks	8,270	8,270	4,762	4,537
Licenses	3,116	3,096	1,035	826
Other	4,830	4,794	3,759	3,742

Total	$20,186	$20,057	$11,820	$11,293

Unamortizable intangible assets – Goodwill	$131,038	$129,860	$24,427	$24,312

For the three months ended March 31, 2003, the Company recorded amortization expense of $515 related to amortizable intangible assets. The Company expects to record annual amortization expense of approximately $2,000 in each of the next five years related to these intangible assets.

The change in the net carrying amount of goodwill for the three months ended March 31, 2003 is as follows:

Balance at December 31, 2002	$105,548
Impact of foreign exchange rates	1,063

Balance at March 31, 2003	$106,611

(6) Debt

Notes Payable

The Company has short-term credit facilities totaling $350,000, consisting of a 364-day committed facility in the amount of $200,000 expiring on December 8, 2003, and a five-year committed facility in the amount of $150,000 expiring on December 11, 2006. These facilities support the Company’s commercial paper program. The facilities are provided by a syndicate of banks. At March 31, 2003 and December 31, 2002, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants related to the maintenance of net worth of at least $750,000 and debt levels in relation to total capitalization of no more than 45%. The Company is in full compliance with these covenants. The Company intends to renew these facilities as they expire.

At March 31, 2003, $50,700 of commercial paper was outstanding with a weighted average interest rate of 1.4%. At December 31, 2002, $80,000 of commercial paper was outstanding with a weighted average interest rate of 1.5%.

Notes payable by international subsidiaries were $6,767 and $9,262 at March 31, 2003 and December 31, 2002, respectively. The notes are payable in local currencies with weighted average interest rates of 0.8% and 0.7% at March 31, 2003 and December 31, 2002, respectively.

Long-term debt

Long-term debt consists of the following:

	March 31,	December 31,
	2003	2002
7.687% Senior Notes, due September 12, 2010	$100,000	$100,000
5.16% Senior Notes, due November 20, 2006	75,000	75,000
Other	2,358	2,473

Total	177,358	177,473
Less – Current maturities	(671)	(668)

	$176,687	$176,805

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. The Senior Notes contain certain covenants that require the maintenance of net worth of at least $750,000 and restrict the ratio of debt to total capitalization to no more than 55%. The Company is in full compliance with these covenants.

Total interest expense incurred by the Company, net of amounts capitalized, was $3,045 and $4,279 in the first quarter of 2003 and 2002, respectively.

(7) Common Stock

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 “ (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the first quarter of 2003 and 2002 would have been as follows:

	Three Months
	Ended March 31,
	2003	2002
Net income – as reported	$51,515	$39,735
Stock-based employee compensation expense, net of tax – pro-forma	(1,539)	(1,081)

Pro-forma net income	$49,976	$38,654

Net income per share – Basic, as reported	$0.73	$0.54
Net income per share – Basic, pro-forma	$0.70	$0.53
Net income per share – Diluted, as reported	$0.72	$0.54
Net income per share – Diluted, pro-forma	$0.70	$0.53

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2003	2002
Weighted average shares
Basic shares	71,150	73,017
Effect of dilutive securities – options outstanding	484	587

Diluted shares	71,634	73,604

(9) Comprehensive Income

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under Generally Accepted Accounting Principles in the United States (GAAP) are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of balance sheets for foreign operating units from their local currency to the reporting currency.

For the three months ended March 31, 2003 and 2002, reported comprehensive income was approximately $61,100 and $30,800, respectively.

(10) Company Operations by Business Unit

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

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2003	2002
Scientific Research	$198,145	$177,438
Biotechnology	76,261	65,844
Fine Chemicals	60,311	58,323

Total	$334,717	$301,605

Geographic financial information is as follows:

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9,091 and $8,472 for the three months ended March 31, 2003 and 2002, respectively.

	Three Months Ended March 31,
	2003	2002
Net sales to unaffiliated customers:
United States	$144,817	$152,471
International	189,900	149,134

Total	$334,717	$301,605

	March 31, 2003	December 31, 2002
Long-lived assets:
United States	$381,963	$387,031
International	191,910	192,124

Total	$573,873	$579,155

(11) Share Repurchases

At March 31, 2003 and December 31, 2002, the Company had repurchased a total of 32.6 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 71.1 million shares outstanding as of March 31, 2003. The Company expects to acquire the remaining 2.4 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Discontinued Operations

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

Operating results for discontinued operations are as follows:

	Three Months Ended March 31,
	2003	2002
Net sales	$3,470	$15,288

Income (loss) before income taxes	$1,508	$(4,232)
Income tax (expense) benefit	(455)	1,312

Net income (loss)	$1,053	$(2,920)

The Company recorded an adjustment to the charge of $52,285, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $1,555, net of tax ($0.02 per share – diluted) in the first quarter of 2003 due to inventory liquidations and a reduction in anticipated employee and customer separation costs.

At March 31, 2003 and December 31, 2002, assets of discontinued operations totaled $150 and $385, respectively. At March 31, 2003, the assets were written down to an expected net realizable value. Assets of discontinued operations at March 31, 2003 and December 31, 2002 included inventories. Current liabilities of discontinued operations at March 31, 2003 and December 31, 2002 included costs to meet contractual and other obligations and costs of staff reductions.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In a separate agreement, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through July 1, 2005, during which time the Company intends to design, construct and occupy replacement facilities adjacent to other local sites it currently owns.

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005. Management expects productivity from the more modern and cost effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingent Liabilities and Commitments

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

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 169 lawsuits, of which 19 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of several defendants in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo amended its Complaint to add Sigma-Aldrich Company and Sigma-Aldrich, Inc. as defendants to the lawsuit. In the lawsuit, Enzo has alleged, among other things, that the various Sigma-Aldrich defendants have breached certain distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the marketing, manufacture and/or sale of certain products infringes upon the claims of seven U.S. Patents owned by or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date and the Court recently stayed discovery until the end of May 2003. The Company believes there are substantial legal defenses to the allegations contained in the Complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at March 31, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including, without limitations, statements regarding possible or expected future results, as well as statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, the outcome of the matters described in Note 13 – Contingent Liabilities and Commitments, Note 12 – Discontinued Operations, Note 11 – Share Repurchases and other matters, which involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company’s further implementation of its global software systems, (8) the ability to retain customers, suppliers and employees and (9) the outcome of the matters described in Note 13 – Contingent Liabilities and Commitments. The Company does not undertake any obligation to update these forward-looking statements.

Results of Continuing Operations

Reported sales for the Company’s Scientific Research, Biotechnology and Fine Chemicals businesses combined increased 11.0% in the first quarter of 2003 to $334.7 million as compared to the first quarter of 2002. Currency benefits contributed 8.5% of this sales gain, with an overall price gain offset by a modest decline in unit volumes providing the other 2.5% of the growth. Currency adjusted sales growth for Scientific Research and Biotechnology remained consistent with that experienced in the final quarter of 2002, while sales of Fine Chemicals continued to be impacted by declines in sales to U.S. pharmaceutical companies. With over 50% of sales denominated in currencies other than the U.S. dollar, management uses currency-adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance.

Diluted net income per share for the first quarter of 2003 rose 17.2% to $.68 from $.58 in the first quarter of 2002. The benefit from currency exchange rates added $.06 to the first quarter 2003 diluted earnings per share, compared to the same period in 2002.

Reported sales growth, currency benefits and currency adjusted sales changes (a measure used by management to judge its controllable, local currency growth) were as follows, as compared to the same period in 2002:

	Three Months Ended March 31, 2003
	Reported	Currency Benefit	Currency Adjusted
Scientific Research	11.7%	8.8%	2.9%
Biotechnology	15.8%	8.6%	7.2%
Fine Chemicals	3.4%	7.4%	(4.0)%
Total	11.0%	8.5%	2.5%

Scientific Research had a reported first quarter sales increase of 11.7% and a currency adjusted sales gain of 2.9%, very much in line with its fourth quarter currency adjusted sales gain. An average selling price increase of 4.1% was offset by lower unit volumes in the U.S. due to reduced demand from pharmaceutical accounts and the impact of spending controls and funding delays in U.S.-based non-profit accounts. Currency adjusted sales growth in International markets was largely in–line with growth for all of 2002.

Biotechnology had a reported first quarter sales gain of 15.8%, with currency adjusted sales up 7.2%. Average selling prices increased 2.8%. Overall demand for synthetic DNA from U.S. customers was reduced, offset by modest growth in U.S. sales in other product areas, due largely to the same pharmaceutical and non-profit spending trends that impacted growth in Scientific Research sales. The U.S. sales results were largely offset by stronger growth in International markets.

Customers continued their migration to ordering through the Company’s web site. Electronic orders increased to 26% of U.S. and 18% of worldwide research sales in the first quarter.

Fine Chemicals sales growth was 3.4% on a reported basis, but declined 4% on a currency adjusted basis. Total sales to U.S. customers were consistent with the fourth quarter of 2002, but below last year’s first quarter as fewer large custom orders were received and expected business was deferred to unspecified future periods by pharmaceutical customers. Growth in International markets continued to be strong. The order backlog remained consistent with year-end 2002 levels, with an expectation that these orders should boost quarterly sales growth rates in the upcoming quarters of 2003.

Cost of products sold for the quarters ended March 31, 2003 and 2002 was $163.7 million and $146.9 million, representing 48.9% and 48.7% of net sales, respectively. The slight reduction in the gross profit rate is a result of increases in utilities, insurance and employee benefit costs, partially offset by benefits from process improvement activities.

Selling, general and administrative expenses were $87.3 million and $78.6 million for the three months ended March 31, 2003 and 2002, respectively. These expenses represented 26.1% of net sales in both 2003 and 2002. Savings from process improvements, reduced bad debts and lower advertising costs benefited selling, general and administrative expenses, offsetting the impact of increases in insurance, legal defense and employee benefit costs.

Research and development expenses were $10.8 million and $10.3 million, or 3.2% and 3.4% of net sales for the quarters ended March 31, 2003 and 2002, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended March 31, 2003 and 2002 was $2.8 million and $4.1 million,

respectively. Net interest expense for the first quarter of 2003 declined by $1.3 million due to interest rate reductions and lower short-term borrowing levels resulting from increased net income, lower capital expenditures and benefits from working capital management initiatives in the first quarter.

Net income from continuing operations for the three months ended March 31, 2003 was $48.9 million, compared to net income of $42.7 million for the three months ended March 31, 2002. Net income benefited $4.0 million from the positive impact of currency exchange and a reduction in the effective tax rate from 31.0% to 30.2% due to increases in various tax credits as well as reductions in overall international and state tax rates.

Discontinuance of Diagnostics Business

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business.

Continued product sales provided diluted net income per share of $.02 in the first quarter of 2003. The Company recorded an adjustment to the charge of $52.3 million, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $1.6 million, net of tax ($0.02 per share – diluted) in the first quarter of 2003 due to inventory liquidations and a reduction in anticipated employee and customer separation costs.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities for continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
($ in millions)	2003	2002
Net cash provided by (used in):
Operating activities	$59.1	$55.0
Investing activities	(9.9)	(13.2)
Financing activities	(47.7)	(44.2)

Operating Activities

The increase in net cash provided by operating activities for the three months ended March 31, 2003 primarily resulted from increased net income from continuing operations and a decline in inventories, partially offset by an increase in accounts receivable. Working capital management initiatives improved accounts receivable days sales outstanding to 54, a three day reduction from year-end 2002. Active inventory management programs reduced inventory levels to 7.7 months on hand at March 31, 2003 from 8.0 months on hand at year-end 2002, representing a reduction in quantities of $8.0 million from prior year-end levels. The increase in net cash provided by operating activities for the three months ended March 31, 2002 primarily resulted from increased net income from continuing operations and reductions of inventories, partially offset by increases in accounts receivable.

Investing Activities

In the first quarter of 2003, cash used for investing activities related to capital expenditures of $9.9 million, including capital spending for a lab expansion in Switzerland, a warehouse expansion in Germany and property improvements at the Production Center in St. Louis and other various projects. In the first quarter of 2002, cash used for investing activities related to capital expenditures of $14.1 million, including capital spending for the Company’s new Life Science and High Technology Center.

Financing Activities

In the first quarter of 2003, the Company used cash of $47.7 million in financing activities compared to $44.2 million in the first quarter of 2002. Cash outflows totaled $6.3 million and $12.6 million for dividend payments and stock repurchases, respectively, in the first quarter of 2003 compared to $6.2 million and $3.1 million for dividend payments and stock repurchases, respectively, in the first quarter of 2002. These cash outflows were partially offset by proceeds from stock option exercises of $3.2 million and $4.2 million for the first quarters of 2003 and 2002, respectively. The Company has available $350 million in short-term credit facilities, of which the total $350 million was available at March 31, 2003. These facilities provide back-up liquidity for the Company’s commercial paper program. In the first quarters of 2003 and 2002, $31.8 million and $38.2 million, respectively, of commercial paper was redeemed. At March 31, 2003, the Company had $50.7 million of commercial paper outstanding. For a description of the Company’s debt covenants, see Note 6 to the consolidated financial statements.

The Company believes that cash generated by operations and available from the Company’s commercial paper program and other credit facilities should continue to provide sufficient liquidity for present and currently expected operating and capital needs throughout 2003.

Share Repurchases

At March 31, 2003 and December 31, 2002 the Company had repurchased a total of 32.6 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 71.1 million shares outstanding as of March 31, 2003. The Company expects to acquire the remaining 2.4 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Liquidity and Risk Management

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

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s present and future requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases and working capital.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In a separate agreement, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through July 1, 2005, during which time the Company intends to design, construct and occupy replacement facilities adjacent to other local sites it currently owns.

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005. Management expects productivity from the more modern and cost effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingent Liabilities and Commitments

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

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 169 lawsuits, of which 19 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of several defendants in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo amended its Complaint to add Sigma-Aldrich Company and Sigma-Aldrich, Inc. as defendants to the lawsuit. In the lawsuit, Enzo has alleged, among other things, that the various Sigma-Aldrich defendants have breached certain distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the marketing, manufacture and/or sale of certain products infringes upon the claims of seven U.S. Patents owned by or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date and the Court recently stayed discovery until the end of May 2003. The Company believes there are substantial legal defenses to the allegations contained in the Complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at March 31, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Financial Derivatives

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company enters into forward exchange contracts to stabilize the value of certain receivables and payables denominated in foreign currencies. The Company does not enter into foreign currency transactions for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

The principal forward currency exchange contracts are for the British pound, the Euro, Swiss franc, Japanese yen and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and are partially or completely offset by changes in the value of related exposures. The duration of the contracts typically does not exceed six months. The counterparties to the contracts are large, reputable commercial banks and, accordingly, the Company expects all counterparties to meet their obligations.

Item 4. Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) or 15d-14(c)) are sufficiently effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date filing of this report.

b. Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

(b)	By-Laws, as Amended – Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 2001, Commission File number 0-8135.

4 (a)

Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

99.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.1.

99.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 99.2.

(b)	A Form 8-K was filed on February 14, 2003 under items 5 and 7 that included a press release regarding, among other things, fourth quarter 2002 financial results.

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

SIGMA-ALDRICH CORPORATION (Registrant)

By /s/ KAREN J. MILLER	May 9, 2003
Karen J. Miller, Controller (on behalf of the Company and as Principal Accounting Officer)	Date

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2003

/s/ DAVID R. HARVEY
David R. Harvey Chairman, President and Chief Executive Officer

CFO FORM 10-Q CERTIFICATION

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

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 9, 2003

/s/ MICHAEL R. HOGAN
Michael R. Hogan Chief Administrative Officer and Chief Financial Officer