Form 10-Q
period 2003-06-30
SIGMA ALDRICH CORP
filed 2003-08-14
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number  0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive office)	(Zip Code)

(Registrant’s telephone number, including area code)  (314) 771-5765

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

Yes  ☒     No  ☐

There were 70,781,730 shares of the Company’s $1.00 par value common stock outstanding on July 31, 2003.

Part 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (unaudited)

(in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$327,051	$304,288	$661,768	$605,893
Cost of products sold	160,504	148,516	324,214	295,369

Gross profit	166,547	155,772	337,554	310,524
Selling, general and administrative expenses	84,813	79,598	172,107	158,210
Research and development expenses	10,440	10,323	21,268	20,581
Interest, net	2,557	3,698	5,374	7,761

Income from continuing operations before income taxes	68,737	62,153	138,805	123,972
Provision for income taxes	20,759	19,266	41,920	38,430

Net income from continuing operations	47,978	42,887	96,885	85,542
Discontinued operations:
Net (loss) income from operations of discontinued business	(6)	(2,171)	1,047	(5,091)
Net (loss) gain on disposition of discontinued operations	70	(63,000)	1,625	(63,000)

Net income (loss)	$48,042	$(22,284)	$99,557	$17,451

Net income per share—Basic
Net income from continuing operations	$0.68	$0.59	$1.36	$1.17
Net (loss) income from operations of discontinued business	—	(0.03)	0.02	(0.07)
Net (loss) gain on disposition of discontinued operations	—	(0.86)	0.02	(0.86)

Net income (loss)	$0.68	$(0.30)	$1.40	$0.24

Net income per share—Diluted
Net income from continuing operations	$0.67	$0.58	$1.35	$1.16
Net (loss) income from operations of discontinued business	—	(0.03)	0.02	(0.07)
Net (loss) gain on disposition of discontinued operations	—	(0.85)	0.02	(0.85)

Net income (loss)	$0.67	$(0.30)	$1.39	$0.24

Weighted average number of shares outstanding—Basic	70,873	73,253	71,011	73,135

Weighted average number of shares outstanding—Diluted	71,482	73,941	71,567	73,753

Dividends per share	$0.090	$0.085	$0.180	$0.170

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in thousands except per share amounts)

	June 30, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$53,482	$52,382
Accounts receivable, net of allowance for doubtful accounts	195,901	175,356
Inventories	410,792	421,368
Other current assets	51,310	45,396
Current assets of discontinued operations	—	385

Total current assets	711,485	694,887

Property, plant and equipment:
Land	38,666	37,600
Buildings and improvements	449,174	435,018
Machinery and equipment	509,224	496,594
Construction in progress	35,826	26,994
Less—accumulated depreciation	(497,548)	(460,409)

Net property, plant and equipment	535,342	535,797

Goodwill, net	108,768	105,548
Other assets	53,292	53,424

Total assets	$1,408,887	$1,389,656

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$15,845	$89,930
Accounts payable	67,779	69,184
Accrued payroll and payroll taxes	37,523	32,769
Accrued income taxes	22,786	25,949
Other accrued expenses	44,057	43,961
Current liabilities of discontinued operations	—	3,860

Total current liabilities	187,990	265,653

Long-term debt	176,549	176,805
Deferred post-retirement benefits	50,582	48,675
Other liabilities	18,391	16,349

Total liabilities	433,512	507,482

Stockholders’ equity:
Common stock, $1.00 par value per share; 200,000 shares authorized; 100,971 and 101,001 shares issued at June 30, 2003 and December 31, 2002, respectively; 70,789 and 71,253 shares outstanding at June 30, 2003 and December 31, 2002, respectively	100,971	101,001
Capital in excess of par value	45,862	45,751
Common stock in treasury, at cost, 30,182 and 29,748 shares at June 30, 2003 and December 31, 2002, respectively	(1,029,352)	(1,002,950)
Retained earnings	1,840,594	1,753,737
Accumulated other comprehensive income (loss)	17,300	(15,365)

Total stockholders’ equity	975,375	882,174

Total liabilities and stockholders’ equity	$1,408,887	$1,389,656

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$99,557	$17,451
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from operations of discontinued business	(1,047)	5,091
Net (gain) loss on disposition of discontinued operations	(1,625)	63,000
Depreciation and amortization	34,164	32,940
Deferred income taxes	4,635	914
Post-retirement benefits expense	1,738	1,576
Change in assets and liabilities:
Increase in accounts receivable	(13,174)	(22,099)
Decrease in inventories	23,310	15,575
(Decrease) increase in accrued income taxes	(4,252)	27,098
Other	(5,138)	22,743

Net cash provided by operating activities of continuing operations	138,168	164,289
Net cash used in operating activities of discontinued operations	(39)	(4,153)

Net cash provided by operating activities	138,129	160,136

Cash flows from investing activities:
Property, plant and equipment additions	(25,500)	(29,528)
Sale of equipment	1,924	585
Proceeds from disposition of discontinued operations	1,010	2,259
Other, net	(608)	(952)

Net cash used in investing activities of continuing operations	(23,174)	(27,636)
Net cash used in investing activities of discontinued operations	—	(2,286)

Net cash used in investing activities	(23,174)	(29,922)

Cash flows from financing activities:
Repayment of short-term debt	(74,037)	(103,528)
Repayment of long-term debt	(262)	(1,064)
Payment of dividends	(12,734)	(12,440)
Treasury stock purchases	(36,572)	(3,129)
Exercise of stock options	10,528	13,075

Net cash used in financing activities	(113,077)	(107,086)

Effect of exchange rate changes on cash	(778)	(8,340)

Net change in cash and cash equivalents	1,100	14,788
Cash and cash equivalents at January 1	52,382	37,637

Cash and cash equivalents at June 30	$53,482	$52,425

Supplemental disclosures of cash flow information:
Income taxes paid	$40,935	$7,832
Interest paid, net of capitalized interest	$6,322	$8,602

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (unaudited)

($ in thousands, except per share data)

(1)    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2)    Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2003.

(3)    Effect of New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 (see Note 7—Common Stock); however, the Company does not currently plan to adopt the fair value based method of accounting and will continue to use the intrinsic value methodology for stock-based employee compensation until the FASB mandates a change in accounting.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS 150 did not have an impact on the Company’s consolidated financial statements.

(4)    Inventories

The principal categories of inventories are:

	June 30, 2003	December 31, 2002
Finished goods	$352,112	$360,914
Work in process	20,056	18,366
Raw materials	38,624	42,088

Total	$410,792	$421,368

(5)    Intangible assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires the Company to assess goodwill and intangible assets with indefinite lives for impairment rather than systematically amortize these assets against earnings. The Company performed an impairment assessment of goodwill and intangible assets with indefinite lives at year-end 2002 and determined that no impairment of goodwill or intangible assets with indefinite lives existed at December 31, 2002.

As a result of the Company’s decision to discontinue the Diagnostics business, goodwill and other intangible assets associated with this business were written off as disclosed in Note 12—Discontinued Operations.

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets as of June 30, 2003:

	Cost		Accumulated Amortization
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
Amortizable intangible assets:
Patents	$3,999	$3,897	$2,351	$2,188
Trademarks	8,270	8,270	4,985	4,537
Licenses	3,216	3,096	1,128	826
Other	4,853	4,794	3,894	3,742

Total	$20,338	$20,057	$12,358	$11,293

Unamortizable intangible assets—Goodwill	$133,422	$129,860	$24,654	$24,312

For the three months and six months ended June 30, 2003, the Company recorded amortization expense of $516 and $1,029, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense of approximately $2,000 in each of the next five years related to these intangible assets.

The change in the net carrying amount of goodwill for the six months ended June 30, 2003 is as follows:

Balance as of December 31, 2002	$105,548
Impact of foreign exchange rates	3,220

Balance as of June 30, 2003	$108,768

(6)    Debt

Notes Payable

The Company has short-term credit facilities totaling $350,000, consisting of a 364-day committed facility in the amount of $200,000 expiring on December 8, 2003, and a five-year committed facility in the amount of $150,000 expiring on December 11, 2006. These facilities support the Company’s commercial paper program. The facilities are provided by a syndicate of banks. At June 30, 2003 and December 31, 2002, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants related to the maintenance of net worth of at least $750,000 and debt levels in relation to total capitalization of no more than 45%. The Company is in full compliance with these covenants. The Company intends to renew these facilities as they expire.

At June 30, 2003, $8,500 of commercial paper was outstanding with a weighted average interest rate of 1.2%. At December 31, 2002, $80,000 of commercial paper was outstanding with a weighted average interest rate of 1.5%.

Notes payable by international subsidiaries were $6,683 and $9,262 at June 30, 2003 and December 31, 2002, respectively. The notes are payable in local currencies with weighted average interest rates of 0.8% and 0.7% at June 30, 2003 and December 31, 2002, respectively.

Long-term debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
7.687% Senior Notes, due September 12, 2010	$100,000	$100,000
5.16% Senior Notes, due November 20, 2006	75,000	75,000
Other	2,211	2,473

Total	177,211	177,473
Less—Current maturities	(662)	(668)

	$176,549	$176,805

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. Any prepayment of debt would result in a penalty payment to the holder as compensation for loss of future interest income. The Senior Notes contain certain financial covenants that require the maintenance of net worth of at least $750,000 and restrict the ratio of debt to total capitalization to no more than 55%. The Company is in full compliance with these covenants.

Total interest expense incurred by the Company, net of amounts capitalized, was $2,873 and $3,966 for the three months ended June 30, 2003 and 2002, respectively. Total interest expense incurred by the Company, net of amounts capitalized, was $5,918 and $8,245 for the six months ended June 30, 2003 and 2002, respectively.

(7)    Common Stock

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the three and six months ended June 30, 2003 and 2002 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$48,042	$(22,284)	$99,557	$17,451
Stock-based employee compensation expense, net of tax—pro-forma	(2,633)	(2,507)	(4,172)	(3,588)

Pro-forma net income (loss)	$45,409	$(24,791)	$95,385	$13,863

Net income (loss) per share—Basic, as reported	$0.68	$(0.30)	$1.40	$0.24
Net income (loss) per share—Basic, pro-forma	$0.64	$(0.34)	$1.34	$0.19

Net income (loss) per share—Diluted, as reported	$0.67	$(0.30)	$1.39	$0.24
Net income (loss) per share—Diluted, pro-forma	$0.64	$(0.34)	$1.33	$0.19

(8)    Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares
Basic shares	70,873	73,253	71,011	73,135
Effect of dilutive securities—options outstanding	609	688	556	618

Diluted shares	71,482	73,941	71,567	73,753

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

For the three months ended June 30, 2003 and 2002, reported comprehensive income was approximately $71,100 and $22,600, respectively. For the six months ended June 30, 2003 and 2002, reported comprehensive income was approximately $132,200 and $53,400, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Scientific Research	$191,517	$179,989	$389,662	$357,427
Biotechnology	73,737	67,165	149,998	133,009
Fine Chemicals	61,797	57,134	122,108	115,457

Total	$327,051	$304,288	$661,768	$605,893

Geographic financial information is as follows:

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $8,828 and $8,861 for the three months ended June 30, 2003 and 2002, respectively. These sales for the six months ended June 30, 2003 and 2002 were $17,919 and $17,333, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales to unaffiliated customers:
United States	$143,939	$150,999	$288,756	$303,470
International	183,112	153,289	373,012	302,423

Total	$327,051	$304,288	$661,768	$605,893

	June 30, 2003	December 31, 2002
Long-lived assets:
United States	$381,478	$387,031
International	197,805	192,124

Total	$579,283	$579,155

(11)    Share Repurchases

At June 30, 2003 and December 31, 2002, the Company had repurchased approximately 33.0 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 70.8 million shares outstanding as of June 30, 2003. The Company expects to acquire the remaining 2.0 million authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12)    Discontinued Operations

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. On April 22, 2003, the Company wrote off the remaining inventory and other assets to conclude the activity of the Diagnostics business. The operations of the Diagnostics business are accounted for as discontinued operations, and accordingly, operating results, including cash flows, and related assets and liabilities of discontinued operations are segregated in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented.

Operating results for discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$116	$13,910	$3,586	$29,198

Income (loss) before income taxes	$ (9)	$(3,145)	$1,499	$(7,377)
Income tax benefit (expense)	3	974	(452)	2,286

Net (loss) income	$ (6)	$(2,171)	$1,047	$(5,091)

The Company recorded an adjustment to the charge of $52,285, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $70, net of tax ($0.00 per share—diluted) and $1,625, net of tax ($0.02 per share—diluted) in the three months and six months ended June 30, 2003, respectively, due to reductions in inventory reserves and other costs to discontinue this business.

At June 30, 2003, there were no assets or liabilities of discontinued operations, as all activities relating to discontinuing the Diagnostics business are complete. At December 31, 2002, assets of discontinued operations totaled $385. Current liabilities of discontinued operations at December 31, 2002 included costs to meet contractual and other obligations and costs of staff reductions.

(13)    Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, including those described below:

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In separate agreements, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through September 30, 2005, during which time the Company intends to design, construct and occupy replacement facilities adjacent to other local sites it currently owns.

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, any other government-provided funds or tax credits it receives in connection with the replacement facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005, although no commitments have been made to date. Management expects productivity from the more modern and cost effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005, and has been successful in extending the date by which it must vacate its existing facility to September 30, 2005 in order to provide extra protections against unknown contingencies, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

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

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 175 lawsuits, of which 26 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of several defendants in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo amended its Complaint to add Sigma-Aldrich Company and Sigma-Aldrich, Inc. as defendants to the lawsuit. In the lawsuit, Enzo has alleged, among other things, that the various Sigma-Aldrich defendants have breached certain distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the marketing, manufacture and/or sale of certain products infringes upon the claims of seven U.S. Patents owned by or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the Complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at June 30, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including, without limitation, statements regarding possible or expected future results, as well as statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, the outcome of the matters described in Note 13— Contingent Liabilities and Commitments, Note 11—Share Repurchases and other matters, which involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company’s further implementation of its global software systems, (8) the ability to retain customers, suppliers and employees and (9) the outcome of the matters described in Note 13—Contingent Liabilities and Commitments. The Company does not undertake any obligation to update these forward-looking statements.

Results of Continuing Operations

Reported sales for the Company’s Scientific Research, Biotechnology and Fine Chemicals businesses combined increased 7.5% in the second quarter of 2003 to $327.1 million as compared to the second quarter of 2002, bringing the year-to-date gain to 9.2%. Currency benefits contributed 8.2% and 8.3% of the second quarter and year-to-date gains, respectively. Price increases provided another 3.2% of the second quarter and year-to-date growth, equivalent to that achieved for all of 2002. Overall unit volumes for the second quarter declined nearly 4%. Overall, the Company was impacted by continued soft market conditions in the U.S. pharmaceutical sector, the spread of this trend to Europe during the second quarter and general deterioration in the global economy. With over 50% of sales denominated in currencies other than the U.S. dollar, management uses currency-adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance.

Diluted net income per share for the second quarter of 2003 rose 15.5% to $.67 from $.58 in the second quarter of 2002. Year-to-date diluted net income per share increased 16.4% to $1.35 in 2003 from $1.16 in 2002. The benefit from currency exchange rates added $.09 and $.15 to the second quarter and year-to-date 2003 diluted net income per share, respectively.

Reported sales growth, currency benefits and currency adjusted sales changes (a measure used by management and believed useful to investors to judge the Company’s controllable, local currency growth) were as follows, compared to the same periods in 2002:

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Reported	Currency Benefit	Currency Adjusted	Reported	Currency Benefit	Currency Adjusted
Scientific Research	6.4%	8.4%	(2.0%)	9.0%	8.6%	0.4%
Biotechnology	9.8%	7.8%	2.0%	12.8%	8.2%	4.6%
Fine Chemicals	8.2%	7.9%	0.3%	5.8%	7.7%	(1.9%)
Total	7.5%	8.2%	(0.7%)	9.2%	8.3%	0.9%

Scientific Research had reported second quarter and year-to-date sales increases of 6.4% and 9.0%, respectively. In the second quarter of 2003, currency adjusted sales benefited from price increases of 4.2%, largely in-line with the growth achieved in both the first quarter of 2003 and the full year of 2002. A sequential decline in quarterly unit volume in the U.S. due to continued demand declines from pharmaceutical companies was matched with stable demand in other key domestic customer sectors. Currency adjusted sales in international markets that had been increasing in both the first quarter of 2003 and for all of 2002 had little growth in the second quarter of 2003 as sales to pharmaceutical customers in Europe began to show similar trends to those experienced earlier in the U.S.

Biotechnology had reported second quarter and year-to-date sales increases of 9.8% and 12.8%, respectively. In the second quarter of 2003, currency adjusted sales growth of 2.0% reflected price increases of 2.7%, offset by a volume decline of 0.7%. Consistent with first quarter performance, second quarter volume growth was impacted by reduced demand for synthetic DNA from U.S. customers. Second quarter growth was also affected by slower growth in sales of various animal-sourced serum products, particularly in Europe, due to constrained market supply.

Customers continued their migration to ordering through the Company’s web site. Electronic orders increased to 27% of U.S. and 19% of our worldwide research sales in the second quarter, marking more than four consecutive years of sequential quarterly gains.

Fine Chemicals had reported second quarter and year-to-date sales increases of 8.2% and 5.8%, respectively. Currency adjusted sales in the second quarter of 2003 were in-line with last year’s second quarter after declining in the first quarter of 2003. Increased sales efforts for larger quantities of catalog products and sustained strong growth in international markets were largely offset by the continuing weaker demand from U.S. pharmaceutical customers that had begun in the second half of 2002. Booked orders increased to record levels and are expected to boost quarterly sales growth in the remaining quarters of 2003.

Cost of products sold for the quarters ended June 30, 2003 and 2002 was $160.5 million and $148.5 million, representing 49.1% and 48.8% of net sales, respectively. The reduction in the gross profit rate is a result of increased employee benefit costs and insurance and declines in sales volume, partially offset by benefits from process improvement activities. Cost of products sold for the first six months ended June 30, 2003 and 2002 was $324.2 million and $295.4 million, representing 49.0% and 48.7% of net sales, respectively. The reduction in the gross profit rate results primarily from the same items described for the quarter ended June 30, 2003.

Selling, general and administrative expenses were $84.8 million and $79.6 million for the three months ended June 30, 2003 and 2002, respectively. These expenses represented 25.9% and 26.2% of sales for the second quarter of 2003 and 2002, respectively. For the first six months of 2003 and 2002, selling, general and administrative expenses were $172.1 million and $158.2 million, respectively, representing 26.0% and 26.1% of 2003 and 2002 net sales, respectively. Savings from process improvements, reduced bad debts and lower advertising costs benefited selling, general and administrative expenses, offsetting the impact of increases in insurance, employee benefit costs, utilities and legal defense costs.

Research and development expenses were $10.4 million and $10.3 million, or 3.2% and 3.4% of net sales for the quarters ended June 30, 2003 and 2002, respectively. For the first six months of 2003 and 2002, these expenses were $21.3 million and $20.6 million, or 3.2% and 3.4% of net sales, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended June 30, 2003 and 2002 was $2.6 million and $3.7 million, respectively. For the first six months ended June 30, 2003 and 2002, net interest expense was $5.4 million and $7.8 million, respectively. Net interest expense for the three and six months ended June 30, 2003 declined by $1.1 million and $2.4 million, respectively, from that incurred in the same periods of 2002 due to interest rate reductions and lower short-term borrowing levels resulting from increased net income, lower capital expenditures and benefits from working capital management initiatives in the first and second quarters of 2003.

Net income from continuing operations for the three months ended June 30, 2003 was $48.0 million, compared to net income of $42.9 million for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, net income from continuing operations was $96.9 million and $85.5 million, respectively. Net income for the three and six months ended June 30, 2003 benefited by $6.4 million and $10.5 million, respectively, from the positive impact of currency exchange rates. The effective tax rate for the second quarter remained at the first quarter level of 30.2%, reflecting benefits from modest increases in various tax credits as well as reductions in overall international and state tax rates versus prior year levels.

Discontinuance of Diagnostics Business

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. On April 22, 2003, the Company wrote off the remaining inventory and other assets to conclude the activity of the Diagnostics business.

Activity in the Diagnostics business in the second quarter was minimal, resulting in no change to the previously reported diluted net income per share of $0.02 for 2003. The Company recorded an adjustment to the charge of $52.3 million, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $0.1 million, net of tax ($0.00 per share—diluted) and $1.6 million, net of tax ($0.02 per share—diluted) in the three months and six months ended June 30, 2003, respectively, due to reductions in inventory reserves and other costs to discontinue this business.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities for continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
($ in millions)	2003	2002
Net cash provided by (used in):
Operating activities	$138.2	$164.3
Investing activities	(23.2)	(27.6)
Financing activities	(113.1)	(107.1)

Operating Activities

The decrease in net cash provided by operating activities for the six months ended June 30, 2003 compared to the same period of 2002 resulted primarily from a payment of taxes in the second quarter of 2003 that did not occur in 2002 due to the tax benefit of the charge related to discontinuing the Diagnostics business. More active management of working capital continued in the second quarter. Accounts receivable days sales outstanding at June 30, 2003 remained at the 54 days achieved at March 31, 2003, a reduction of three days from year-end 2002 levels. Proactive inventory management programs reduced inventory levels to 7.4 months on hand at June 30, 2003 from 8.0 months on hand at year-end 2002. Reported inventories at June 30, 2003 of $410.8 million have declined $10.6 million since December 31, 2002, representing a $23.1 million reduction in quantities on shelves offset by an increase of $12.5 million due to currency exchange rates.

Investing Activities

For the six months ended June 30, 2003, cash used for investing activities related to capital expenditures of $25.5 million, including capital spending for a lab expansion in Switzerland, a warehouse expansion in Germany, property improvements at the Production Center in St. Louis, Milwaukee production facility relocation and other various projects. For the six months ended June 30, 2002, cash used for investing activities related to capital expenditures of $29.5 million, including capital spending for the Company’s new Life Science and High Technology Center, a lab expansion in Switzerland, an oligo production facility in Texas, an expansion of a production facility in Scotland and investment in the SAP computer software system.

Financing Activities

For the six months ended June 30, 2003, the Company used cash of $113.1 million in financing activities compared to $107.1 million for the same period of 2002. Cash outflows totaled $12.7 million and $36.6 million for dividend payments and treasury stock purchases, respectively, for the first six months of 2003 compared to $12.4 million and $3.1 million for dividend payments and treasury stock purchases, respectively, for the first six months of 2002. These cash outflows were partially offset by proceeds from stock option exercises of $10.5 million and $13.1 million for the first six months of 2003 and 2002, respectively. The Company has available $350 million in short-term credit facilities, of which the total $350 million was available at June 30, 2003. These facilities provide back-up liquidity for the Company’s commercial paper program. For the six months ended June 30, 2003 and 2002, $74.0 million and $103.5 million, respectively, of commercial paper was retired at maturity. At June 30, 2003, the Company had $8.5 million of commercial paper outstanding. For a description of the Company’s debt covenants, see Note 6—Debt to the consolidated financial statements.

The Company believes that cash generated by operations and available from the Company’s commercial paper program and other credit facilities should continue to provide sufficient liquidity for present and currently expected operating, capital and financing needs throughout 2003.

Share Repurchases

At June 30, 2003 and December 31, 2002, the Company had repurchased approximately 33.0 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 70.8 million shares outstanding as of June 30, 2003. The Company expects to acquire the remaining 2.0 million authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Liquidity Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to cash from operating activities, the primary funding source is the Company’s commercial paper and long-term debt programs. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s present and future requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases and working capital.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, including those described below:

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In separate agreements, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through September 30, 2005, during which time the Company intends to design, construct and occupy replacement facilities adjacent to other local sites it currently owns.

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, any other government-provided funds or tax credits it receives in connection with the replacement facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005, although no commitments have been made to date. Management expects productivity from the more modern and cost effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. While the Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005, and has been successful in extending the date by which it must vacate its existing facility to September 30, 2005 in order to provide extra protections against unknown contingencies, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

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

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 175 lawsuits, of which 26 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of several defendants in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo amended its Complaint to add Sigma-Aldrich Company and Sigma-Aldrich, Inc. as defendants to the lawsuit. In the lawsuit, Enzo has alleged, among other things, that the various Sigma-Aldrich defendants have breached certain distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the marketing, manufacture and/or sale of certain products infringes upon the claims of seven U.S. Patents owned by or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the Complaint. Although the Company intends to vigorously defend these allegations, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at June 30, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

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

Item 4.    Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

b. Changes in internal control. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

The information contained in Note 13—Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 6, 2003. A vote of security holders was held which included the election of Directors, approval of the Company’s 2003 Long-Term Incentive Plan and approval of the Company’s Cash Bonus Plan.

Following are the results of the votes for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	61,322,647	669,757
David R. Harvey	61,036,192	956,213
W. Lee McCollum	61,321,597	670,807
William C. O’Neil, Jr.	57,255,109	4,737,295
J. Pedro Reinhard	61,321,509	670,895
Jerome W. Sandweiss	61,170,862	821,542
D. Dean Spatz	61,327,434	664,970
Barrett Toan	61,321,484	670,920

Following are the results of the votes for the 2003 Long-Term Incentive Plan:

FOR	AGAINST	ABSTAIN
46,832,874	7,775,731	437,598

Following are the results of the votes for the Cash Bonus Plan:

FOR	AGAINST	ABSTAIN
56,128,686	5,435,447	426,270

Item 5.    Other Information

In our Form 8-K furnished with the SEC on July 22, 2003, we included our press release, which erroneously included the following sentence under Working Capital, Debt and ROE:

Since December 31, 2002, reported inventories have declined by $10.6 million, with increased valuations of $1.9 million due to currency exchange rates masking a $12.5 million reduction in quantities on shelves.

The sentence should actually state:

Since December 31, 2002, reported inventories have declined by $10.6 million, with increased valuations of $12.5 million due to currency exchange rates masking a $23.1 million reduction in quantities on shelves.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

3(a)	Certificate of Incorporation, as Amended—Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

(b)	By-Laws, as Amended—Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 2001, Commission File number 0-8135.

4(a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B.—Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10    Material Contracts

(r)	2003 Long-Term Incentive Plan—Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File number 0-8135.

(s)	Cash Bonus Plan—Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File number 0-8135.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b)	A Form 8-K was filed on April 22, 2003 under items 7 and 9 that included a press release regarding, among other things, first quarter 2003 financial results.

A Form 8-K was filed on May 5, 2003 under items 5 and 7 that included, among other things, conforming non-GAAP financial measures included in the 2002 10-K filing to the new requirements of SEC Regulation G and Item 10 of Regulation S-K.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By:	/s/ Karen J. Miller	August 13, 2003
	Karen J. Miller, Controller (on behalf of the Company and as Principal Accounting Officer)	Date