Form 10-Q
period 2003-09-30
SIGMA ALDRICH CORP
filed 2003-11-13
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

There were 69,337,761 shares of the Company’s $1.00 par value common stock outstanding on October 31, 2003.

Part 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (unaudited)

(in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$314,185	$304,830	$975,953	$910,723
Cost of products sold	149,931	152,115	474,145	447,484

Gross profit	164,254	152,715	501,808	463,239
Selling, general and administrative expenses	84,597	80,416	256,704	238,626
Research and development expenses	10,270	9,855	31,538	30,436
Interest, net	2,306	3,269	7,680	11,030

Income from continuing operations before income taxes	67,081	59,175	205,886	183,147
Provision for income taxes	20,258	18,888	62,178	57,318

Net income from continuing operations	46,823	40,287	143,708	125,829
Discontinued operations:
Net income (loss) from operations of discontinued business	—	617	1,047	(4,474)
Net gain (loss) on disposition of discontinued operations	—	5,600	1,625	(57,400)

Net income	$46,823	$46,504	$146,380	$63,955

Net income per share – Basic
Net income from continuing operations	$0.66	$0.55	$2.03	$1.72
Net income (loss) from operations of discontinued business	—	0.01	0.02	(0.06)
Net gain (loss) on disposition of discontinued operations	—	0.08	0.02	(0.78)

Net income	$0.66	$0.64	$2.07	$0.88

Net income per share – Diluted
Net income from continuing operations	$0.66	$0.55	$2.01	$1.71
Net income (loss) from operations of discontinued business	—	0.01	0.02	(0.06)
Net gain (loss) on disposition of discontinued operations	—	0.07	0.02	(0.78)

Net income	$0.66	$0.63	$2.05	$0.87

Weighted average number of shares outstanding – Basic	70,687	72,979	70,902	73,083

Weighted average number of shares outstanding – Diluted	71,435	73,623	71,500	73,677

Dividends per share	$0.160	$0.085	$0.340	$0.255

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in thousands except per share amounts)

	September 30, 2003 (unaudited)	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$118,590	$52,382
Accounts receivable, net of allowance for doubtful accounts	187,815	175,356
Inventories	413,843	421,368
Other current assets	41,967	45,396
Current assets of discontinued operations	—	385

Total current assets	762,215	694,887

Property, plant and equipment:
Land	39,563	37,600
Buildings and improvements	458,492	435,018
Machinery and equipment	515,172	496,594
Construction in progress	33,170	26,994
Less – accumulated depreciation	(514,187)	(460,409)

Net property, plant and equipment	532,210	535,797

Goodwill, net	109,393	105,548
Other assets	58,613	53,424

Total assets	$1,462,431	$1,389,656

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$41,888	$89,930
Accounts payable	69,242	69,184
Accrued payroll and payroll taxes	39,495	32,769
Accrued income taxes	30,201	25,949
Other accrued expenses	47,665	43,961
Current liabilities of discontinued operations	—	3,860

Total current liabilities	228,491	265,653

Long-term debt	176,425	176,805
Deferred post-retirement benefits	51,523	48,675
Other liabilities	21,384	16,349

Total liabilities	477,823	507,482

Stockholders’ equity:
Common stock, $1.00 par value per share; 200,000 shares authorized; 100,967 and 101,001 shares issued at September 30, 2003 and December 31, 2002, respectively; 70,161 and 71,253 shares outstanding at September 30, 2003 and December 31, 2002, respectively	100,967	101,001
Capital in excess of par value	46,405	45,751
Common stock in treasury, at cost, 30,806 and 29,748 shares at September 30, 2003 and December 31, 2002, respectively	(1,065,600)	(1,002,950)
Retained earnings	1,876,097	1,753,737
Accumulated other comprehensive income (loss)	26,739	(15,365)

Total stockholders’ equity	984,608	882,174

Total liabilities and stockholders’ equity	$1,462,431	$1,389,656

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$146,380	$63,955
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from operations of discontinued business	(1,047)	4,474
Net (gain) loss on disposition of discontinued operations	(1,625)	57,400
Depreciation and amortization	51,286	50,346
Deferred income taxes	7,759	1,265
Post-retirement benefits expense	2,607	2,364
Change in assets and liabilities:
Increase in accounts receivable	(2,765)	(7,833)
Decrease in inventories	24,245	19,695
Increase in accrued income taxes	2,640	42,232
Other	(3,915)	12,287

Net cash provided by operating activities of continuing operations	225,565	246,185
Net cash used in operating activities of discontinued operations	(39)	9,582

Net cash provided by operating activities	225,526	255,767

Cash flows from investing activities:
Property, plant and equipment additions	(36,541)	(42,021)
Sale of equipment	2,348	789
Proceeds from disposition of discontinued operations	1,010	3,559
Other, net	(1,199)	(7,255)

Net cash used in investing activities of continuing operations	(34,382)	(44,928)
Net cash used in investing activities of discontinued operations	—	(2,286)

Net cash used in investing activities	(34,382)	(47,214)

Cash flows from financing activities:
Repayment of short-term debt	(47,945)	(130,122)
Repayment of long-term debt	(476)	(1,176)
Payment of dividends	(24,056)	(18,693)
Treasury stock purchases	(65,381)	(69,008)
Exercise of stock options	12,782	18,893

Net cash used in financing activities	(125,076)	(200,106)

Effect of exchange rate changes on cash	140	(6,366)

Net change in cash and cash equivalents	66,208	2,081

Cash and cash equivalents at January 1	52,382	37,637

Cash and cash equivalents at September 30	$118,590	$39,718

Supplemental disclosures of cash flow information:
Income taxes paid	$50,889	$7,832
Interest paid, net of capitalized interest	$9,310	$12,475

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (unaudited)

($ in thousands, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2003.

(3) Effect of New Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 “ (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 (see Note 7 — Common Stock); however, the Company does not currently plan to adopt the fair value based method of accounting and will continue to use the intrinsic value methodology for stock-based employee compensation until the FASB mandates a change in accounting.

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

(4) Inventories

The principal categories of inventories are:

	September 30 2003	December 31, 2002
Finished goods	$355,651	$360,914
Work in process	18,100	18,366
Raw materials	40,092	42,088

Total	$413,843	$421,368

(5) Intangible assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires the Company to assess goodwill and intangible assets with indefinite lives for impairment rather than systematically amortize these assets against earnings. At December 31, 2002 the Company performed an impairment assessment of goodwill and intangible assets with indefinite lives and determined that no impairment of goodwill or intangible assets with indefinite lives existed.

As a result of the Company’s decision to discontinue the Diagnostics business, goodwill and other intangible assets associated with this business were written off as disclosed in Note 12 - Discontinued Operations.

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets as of September 30, 2003:

	Cost		Accumulated Amortization
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Amortizable intangible assets:
Patents	$4,078	$3,897	$2,431	$2,188
Trademarks	8,270	8,270	5,208	4,537
Licenses	4,272	3,096	1,216	826
Other	4,945	4,794	4,042	3,742

Total	$21,565	$20,057	$12,897	$11,293

Unamortizable intangible assets - Goodwill	$134,154	$129,860	$24,761	$24,312

For the three months and nine months ended September 30, 2003, the Company recorded amortization expense of $501 and $1,531, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense of approximately $2,000 in each of the next five years related to these intangible assets.

The change in the net carrying amount of goodwill for the nine months ended September 30, 2003 is as follows:

Balance as of December 31, 2002	$105,548
Impact of foreign exchange rates	3,845

Balance as of September 30, 2003	$109,393

(6) Debt

Notes Payable

The Company has short-term credit facilities totaling $350,000, consisting of a 364-day committed facility in the amount of $200,000 expiring on December 8, 2003, and a five-year committed facility in the amount of $150,000 expiring on December 11, 2006. These facilities support the Company’s commercial paper program. The facilities are provided by a syndicate of banks. At September 30, 2003 and December 31, 2002, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants related to the maintenance of net worth of at least $750,000 and debt levels in relation to total capitalization of no more than 45%. The Company is in compliance with these covenants. The Company intends to renew all or a majority of these facilities as they expire.

At September 30, 2003, $34,000 of commercial paper was outstanding with a weighted average interest rate of 1.1%. At December 31, 2002, $80,000 of commercial paper was outstanding with a weighted average interest rate of 1.5%.

Notes payable by international subsidiaries were $7,177 and $9,262 at September 30, 2003 and December 31, 2002, respectively. The notes are payable in local currencies with weighted average interest rates of 0.8% and 0.7% at September 30, 2003 and December 31, 2002, respectively.

Long-term debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
7.687% Senior Notes, due September 12, 2010	$100,000	$100,000
5.16% Senior Notes, due November 20, 2006	75,000	75,000
Other	2,136	2,473

Total	177,136	177,473
Less – Current maturities	(711)	(668)

	$176,425	$176,805

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder. Any prepayment of debt would result in a penalty payment to the holder as compensation for loss of future interest income. The Senior Notes contain certain financial covenants that require the maintenance of net worth of at least $750,000 and restrict the ratio of debt to total capitalization to no more than 55%. The Company is in compliance with these covenants.

Total interest expense incurred by the Company, net of amounts capitalized, was $2,677 and $3,629 for the three months ended September 30, 2003 and 2002, respectively. Total interest expense incurred by the Company, net of amounts capitalized, was $8,595 and $11,874 for the nine months ended September 30, 2003 and 2002, respectively.

(7) Common Stock

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 “ (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. To determine the pro-forma effects on net income and net income per share of the stock options granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on the determined fair value of each grant. As such, had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s net income and net income per share for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income – as reported	$46,823	$46,504	$146,380	$63,955
Stock-based employee compensation expense, net of tax – pro-forma	(3,253)	(3,207)	(7,425)	(6,795)

Pro-forma net income	$43,570	$43,297	$138,955	$57,160

Net income per share – Basic, as reported	$0.66	$0.64	$2.07	$0.88
Net income per share – Basic, pro-forma	$0.62	$0.59	$1.96	$0.78
Net income per share – Diluted, as reported	$0.66	$0.63	$2.05	$0.87
Net income per share – Diluted, pro-forma	$0.61	$0.59	$1.94	$0.78

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average shares
Basic shares	70,687	72,979	70,902	73,083
Effect of dilutive securities – options outstanding	748	644	598	594

Diluted shares	71,435	73,623	71,500	73,677

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

For the three months ended September 30, 2003 and 2002, reported comprehensive income was approximately $56,300 and $49,000, respectively. For the nine months ended September 30, 2003 and 2002, reported comprehensive income was approximately $188,500 and $102,400, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Scientific Research	$187,761	$179,480	$577,423	$536,907
Biotechnology	71,746	69,688	221,744	202,697
Fine Chemicals	54,678	55,662	176,786	171,119

Total	$314,185	$304,830	$975,953	$910,723

Geographic financial information is as follows:

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $8,873 and $11,007 for the three months ended September 30, 2003 and 2002, respectively. These sales for the nine months ended September 30, 2003 and 2002 were $26,792 and $28,340, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales to unaffiliated customers:
United States	$140,757	$149,227	$429,513	$452,697
International	173,428	155,603	546,440	458,026

Total	$314,185	$304,830	$975,953	$910,723

	September 30, 2003	December 31, 2002
Long-lived assets:
United States	$379,871	$387,031
International	200,900	192,124

Total	$580,771	$579,155

(11) Share Repurchases

At September 30, 2003 and December 31, 2002, the Company had repurchased approximately 33.8 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 70.2 million shares outstanding as of September 30, 2003. On November 11, 2003, the Board of Directors increased the Company’s share repurchase authorization by 5 million shares, bringing the total authorized repurchases to 40 million shares. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Discontinued Operations

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. On April 22, 2003, the Company concluded the activity of the Diagnostics business. The operations of the Diagnostics business are accounted for as discontinued operations, and accordingly, operating results, including cash flows, and related assets and liabilities of discontinued operations are segregated in the accompanying Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented.

Operating results for discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$—	$9,360	$3,586	$38,558

Income (loss) before income taxes	$—	$896	$1,499	$(6,481)
Income tax (expense) benefit	—	(279)	(452)	2,007

Net income (loss)	$—	$617	$1,047	$(4,474)

All activities related to discontinuing the Diagnostics business were completed in the second quarter of 2003. The Company recorded an adjustment to the charge of $52,285, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $1,625, net of tax ($0.02 per share – diluted) in the nine months ended September 30, 2003 due to reductions in inventory reserves and other costs to discontinue this business.

At September 30, 2003, there were no assets or liabilities of discontinued operations, as all activities relating to discontinuing the Diagnostics business were completed during the second quarter of 2003. At December 31, 2002, assets of discontinued operations totaled $385. Current liabilities of discontinued operations at December 31, 2002 included costs to meet contractual and other obligations and costs of staff reductions.

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

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, any other government-provided funds or tax credits it receives in connection with the replacement facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005, and broke ground on construction on August 6, 2003. Management expects productivity from the more modern and cost-effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. The Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005 and has been successful in extending the date by which it must vacate its existing facility to September 30, 2005 in order to provide extra protections against unknown contingencies. However, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company’s products, insurance carriers have, in recent years, limited or eliminated coverage related to the Company’s sale of such products, as well as certain costs to defend the Company in these and similar matters.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. The Company has been dismissed from seven of these claims, with payments made by the Company and/or its insurance carrier consisting entirely of legal fees to defend the Company’s position.

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 209 lawsuits, of which 28 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company is in discussions with the United States Department of Justice on behalf of the Environmental Protection Agency (EPA) for a civil penalty based on alleged violations of Title VI of the Clean Air Act (40 C.F.R. Part 82). Various violations have been claimed by the EPA relating to the release of certain refrigerants from industrial appliances and record keeping violations associated with such releases. No suit has been filed while the Company and the United States Attorney and EPA are negotiating any civil penalties and/or future compliance plans. The Company currently expects any settlement (or penalties if no settlement is reached) to exceed $100 and has established a reserve, which it believes is appropriate under the circumstances. The Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition or on its results of operations in any given quarter or year.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants including a separate Complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc., and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. Patents owned by and/or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the Complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in Count 2 of the Complaint in so far as they allege infringement of the four Ward Patents identified in the Complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in Count 2 of the Complaint on the ground that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at September 30, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including, without limitation, statements regarding possible or expected future results, as well as statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates” or similar expressions and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, the outcome of the matters described in “– Other Matters” below and Note 11 “– Share Repurchases,” which involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the forward-looking statements herein, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company’s further implementation of its global software systems, (8) the ability to retain customers, suppliers and employees and (9) the outcome of the matters described in “– Other Matters” below. The Company does not undertake any obligation to update these forward-looking statements.

With over 50% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of sales denominated in foreign currencies.

Results of Continuing Operations

Reported sales for the Company’s Scientific Research, Biotechnology and Fine Chemicals businesses combined increased 3.1% in the third quarter of 2003 to $314.2 million as compared to the third quarter of 2002, bringing the year-to-date gain to 7.2%. Currency benefits contributed 4.7% and 7.1% of the third quarter and year-to-date gains, respectively. Price increases moderated slightly from earlier quarters, providing another 2.8% and 3.0% of the third quarter and year-to-date growth, respectively. Overall unit volumes for the third quarter declined 4.4%, largely comparable to the second quarter 2003 decline. Overall, the Company was impacted by continued soft market conditions in the U.S. pharmaceutical sector and a volume decline internationally as the European pharmaceutical market and general market conditions continued to deteriorate in the third quarter.

Reported diluted net income per share for the third quarter of 2003 rose 20.0% to $.66 from $.55 in the third quarter of 2002. Excluding a charge of $.02 per share in the third quarter of 2002 for the Department of Commerce settlement (an exclusion used in management reports to judge the Company’s performance and believed useful to investors for purposes of comparability), third quarter of 2003 diluted net income per share increased 15.8%. Year-to-date diluted net income per share of $2.01 in 2003 increased 17.5% on a reported basis and 16.2% excluding the charge in 2002. The benefit from currency exchange rates added $.08 and $.23 to the third quarter and year-to-date 2003 diluted net income per share, respectively.

Reported sales growth, currency benefits and currency adjusted sales changes (a measure used by management and believed useful to investors to judge the Company’s controllable, local currency growth) were as follows, compared to the same periods in 2002:

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Reported	Currency Benefit	Currency Adjusted	Reported	Currency Benefit	Currency Adjusted
Scientific Research	4.6%	5.1%	(0.5%)	7.5%	7.4%	0.1%
Biotechnology	3.0%	4.3%	(1.3%)	9.4%	6.8%	2.6%
Fine Chemicals	(1.8%)	4.2%	(6.0%)	3.3%	6.6%	(3.3%)
Total	3.1%	4.7%	(1.6%)	7.2%	7.1%	0.1%

Scientific Research reported third quarter and year-to-date sales increases of 4.6% and 7.5%, respectively. In the third quarter of 2003, currency adjusted sales benefited from price increases of 3.8%, a modest reduction from the 4.2% gain realized in the first half of 2003 as the Company continues to carefully monitor market prices and seeks to maintain pricing in line with competitors. While overall unit volumes remained below those achieved in the third quarter of 2002, results in both domestic and international markets did improve from levels experienced in the second quarter of 2003. Results in the U.S. continued to be affected by demand declines from pharmaceutical companies. Currency adjusted sales in international markets that had little growth in the second quarter of 2003 rebounded to show modest growth in the third quarter, despite softness in sales to European pharmaceutical customers that paralleled recent trends experienced in the U.S. market.

Biotechnology reported third quarter and year-to-date sales increases of 3.0% and 9.4%, respectively. In the third quarter of 2003, the currency adjusted sales decline of 1.3% reflected price increases of 2.6%, offset by a volume decline of 3.9%. Consistent with first half performance, third quarter volume growth was impacted by reduced demand for synthetic DNA from U.S. customers. Compared to the second quarter of 2003, third quarter growth was affected by a decline in sales of various animal-sourced serum products in both U.S. and international markets due to constrained market supply. All other product areas continued to increase.

Electronic ordering by U.S. research customers through the Company’s web site remained consistent with second quarter of 2003 levels at 27% of sales. Strong increases internationally boosted overall web-based ordering to 21% of the Company’s worldwide research sales in the third quarter, up from 19% in the second quarter of 2003.

Fine Chemicals reported a third quarter sales decline of 1.8% and a year-to-date sales increase of 3.3%. After achieving second quarter currency adjusted sales results that were in-line with the second quarter of 2002, currency adjusted sales in the third quarter of 2003 declined 6.0%. Sales in the U.S. market continued the trend of weaker demand from U.S. pharmaceutical customers that began in the third quarter of 2002. Sales to European pharmaceutical and industrial customers declined as the economies there began to show the same sluggishness experienced earlier in the U.S. Booked orders for future delivery, one partial indicator of possible future sales activity, also settled back to historical levels after achieving a record level at the end of the second quarter of 2003.

Cost of products sold for the quarters ended September 30, 2003 and 2002 was $149.9 million and $152.1 million, representing 47.7% and 49.9% of net sales, respectively. The increase in the gross profit rate is a result of a favorable product sales mix and cost reductions from process improvements, partially offset by declines in sales volume and increased employee benefit costs and insurance. Cost of products sold for the first nine months ended September 30, 2003 and 2002 was $474.1 million and $447.5 million, representing 48.6% and 49.1% of net sales, respectively. The increase in the gross profit rate results primarily from the same items described for the quarter ended September 30, 2003.

Selling, general and administrative expenses were $84.6 million and $80.4 million for the three months ended September 30, 2003 and 2002, respectively. Excluding the impact of the charge of $1.8 million in the third quarter of 2002 for the Department of Commerce settlement, these expenses represented 26.9% and 25.8% of net sales for the third quarter of 2003 and 2002, respectively. For the first nine months of 2003 and 2002, selling, general and administrative expenses were $256.7 million and $238.6 million, respectively. Excluding the impact of the charge in 2002, these expenses represented 26.3% and 26.0% of 2003 and 2002 net sales, respectively. Savings from process improvements only partially offset the impact of lower sales compared to earlier quarters of 2003 and increased costs from sales force additions, new marketing programs and higher insurance, employee benefit and legal defense costs.

Research and development expenses were $10.3 million and $9.9 million, or 3.3% and 3.2% of net sales for the quarters ended September 30, 2003 and 2002, respectively. For the first nine months of 2003 and 2002, these expenses were $31.5 million and $30.4 million, or 3.2% and 3.3% of net sales, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended September 30, 2003 and 2002 was $2.3 million and $3.3 million, respectively. For the first nine months ended September 30, 2003 and 2002, net interest expense was $7.7 million and $11.0 million, respectively. Net interest expense for the three and nine months ended September 30, 2003 declined by $1.0 million and $3.3 million, respectively, from that incurred in the same periods of 2002 due to interest rate reductions and lower short-term borrowing levels resulting from increased net income, lower capital expenditures and benefits from working capital management initiatives.

Net income from continuing operations for the three months ended September 30, 2003 was $46.8 million, compared to net income of $40.3 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, net income from continuing operations was $143.7 million and $125.8 million, respectively. Net income for the three and nine months ended September 30, 2003 benefited by $5.8 million and $16.2 million, respectively, from the positive impact of currency exchange rates. The effective tax rate for the third quarter and first nine months of 2003 remained at 30.2%, reflecting benefits from modest increases in various tax credits as well as reductions in overall international and state tax rates versus prior year levels.

Discontinuance of Diagnostics Business

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it seeks to discontinue this business. On April 22, 2003, the Company concluded the activity of the Diagnostics business, which provided diluted net income per share of $.04 in the first half of 2003.

All activities relating to discontinuing the Diagnostics business were completed during the second quarter of 2003. The Company recorded an adjustment to the charge of $52.3 million, net of tax, recorded in 2002 related to discontinuing the Diagnostics business of $1.6 million, net of tax ($0.02 per share – diluted) in the nine months ended September 30, 2003 due to reductions in inventory reserves and other costs to discontinue this business.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities for continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
($ in millions)	2003	2002
Net cash provided by (used in):
Operating activities	$225.6	$246.2
Investing activities	(34.4)	(44.9)
Financing activities	(125.1)	(200.1)

Operating Activities

The decrease in net cash provided by operating activities for the nine months ended September 30, 2003 compared to the same period of 2002 resulted primarily from tax payments in 2003 that did not occur in 2002 due to the tax benefit of the charge related to discontinuing the Diagnostics business. More active management of working capital continued in the third quarter. Although an increase in international accounts receivable days sales outstanding (DSO) boosted overall DSO at September 30, 2003 to 56 days, a two-day increase from the prior quarter end, DSO improved one day from the December 31, 2002 level. Active inventory management programs held inventory levels at quarter end largely in-line with the June 30, 2003 level, with the 7.5 months on hand at September 30, 2003 representing a reduction from the 8.0 months on hand at year-end 2002. Reported inventories at September 30, 2003 of $413.8 million have declined $7.5 million since December 31, 2002, representing a $23.8 million reduction in quantities on shelves offset by an increase of $16.3 million due to currency exchange rates.

Investing Activities

For the nine months ended September 30, 2003, cash used for investing activities related to capital expenditures of $36.5 million, including capital spending for a lab expansion in Switzerland, a warehouse expansion in Germany, property improvements and production equipment at the Production Center in St. Louis, Milwaukee production facility relocation, investment in the SAP computer software system and other various projects. For the nine months ended September 30, 2002, cash used for investing activities related to capital expenditures of $42.0 million, including capital spending for the Company’s new Life Science and High Technology Center, property improvements at the Production Center in St. Louis, a lab expansion in Switzerland, an oligo production facility in Texas, an expansion of a production facility in Scotland and investment in the SAP computer software system.

Financing Activities

For the nine months ended September 30, 2003, the Company used cash of $125.1 million in financing activities compared to $200.1 million for the same period of 2002. During the third quarter ending September 30, 2003, the Company increased its quarterly dividend by 78% from $.09 per share to $.16 per share. Cash outflows totaled $24.1 million and $65.4 million for dividend payments and treasury stock purchases, respectively, for the first nine months of 2003 compared to $18.7 million and $69.0 million for dividend payments and treasury stock purchases, respectively, for the first nine months of 2002. These cash outflows were partially offset by proceeds from stock option exercises of $12.8 million and $18.9 million for the first nine months of 2003 and 2002, respectively. The Company has $350 million in short-term credit facilities, of which the total $350 million was available at September 30, 2003. These facilities provide back-up liquidity for the Company’s commercial paper program. For the nine months ended September 30, 2003 and 2002, net retirements of commercial paper were $47.9 million and $130.1 million, respectively. At September 30, 2003, the Company had $34.0 million of commercial paper outstanding. For a description of the Company’s debt covenants, see Note 6—Debt to the consolidated financial statements.

The Company believes that cash generated by operations and available from the Company’s commercial paper program and other credit facilities should continue to provide sufficient liquidity for present and currently expected operating, capital and financing needs throughout 2003.

Share Repurchases

At September 30, 2003 and December 31, 2002, the Company had repurchased approximately 33.8 million shares and 32.2 million shares, respectively, of an authorized repurchase of 35 million shares. There were 70.2 million shares outstanding as of September 30, 2003. On November 11, 2003, the Board of Directors increased the Company’s share repurchase authorization by 5 million shares, bringing the total authorized repurchases to 40 million shares. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

The Company plans to reinvest the proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, any other government-provided funds or tax credits it receives in connection with the replacement facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005, and broke ground on construction on August 6, 2003. Management expects productivity from the more modern and cost-effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. The Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005 and has been successful in extending the date by which it must vacate its existing facility to September 30, 2005 in order to provide extra protections against unknown contingencies. However, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts.

As a result of the Company being named as one of several defendants in two groups of related lawsuits claiming personal injury from the use of certain categories of the Company’s products, insurance carriers have, in recent years, limited or eliminated coverage related to the Company’s sale of such products, as well as certain costs to defend the Company in these and similar matters.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. The Company has been dismissed from seven of these claims, with payments made by the Company and/or its insurance carrier consisting entirely of legal fees to defend the Company’s position.

In the other group of lawsuits and claims, the Company provided a product used as a preservative in testing various vaccines, generally at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 209 lawsuits, of which 28 lawsuits have been dismissed, to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which is not expected before July 2004.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2003. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on information currently available. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. However, future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company is in discussions with the United States Department of Justice on behalf of the Environmental Protection Agency (EPA) for a civil penalty based on alleged violations of Title VI of the Clean Air Act (40 C.F.R. Part 82). Various violations have been claimed by the EPA relating to the release of certain refrigerants from industrial appliances and record keeping violations associated with such releases. No suit has been filed while the Company and the United States Attorney and EPA are negotiating any civil penalties and/or future compliance plans. The Company currently expects any settlement (or penalties if no settlement is reached) to exceed $0.1 million and has established a reserve, which it believes is appropriate under the circumstances. The Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition or on its results of operations in any given quarter or year.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., were initially two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants including a separate Complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc., and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. Patents owned by and/or licensed to Enzo. The Complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the Complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in Count 2 of the Complaint in so far as they allege infringement of the four Ward Patents identified in the Complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in Count 2 of the Complaint on the ground that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

Except as noted above, at September 30, 2003, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside the normal course of business.

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

b. Changes in internal control. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 — Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended September 30, 1996, Commission File number 0-8135.

(b)	By-Laws, as Amended — See Exhibit 3(b).

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10	Material Contracts

(r)	2003 Long-Term Incentive Plan — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File number 0-8135.

(s)	Cash Bonus Plan — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File number 0-8135.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b)	Reports on Form 8-K

A Form 8-K was filed on July 22, 2003 under item 7 and furnishing information under item 9 that included a press release regarding, among other things, second quarter 2003 financial results.

A Form 8-K was filed on August 12, 2003 under item 5 that included, among other things, a press release announcing an increase in the quarterly dividend payment and an additional shareholding requirement for directors.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ KAREN J. MILLER	November 13, 2003

	Karen J. Miller, Controller (on behalf of the Company and as Principal Accounting Officer)	Date