Form 10-K
period 2003-12-31
SIGMA ALDRICH CORP
filed 2004-03-12
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 314-771-5765

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value; Common Share Purchase Rights

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$3,787,419,684	June 30, 2003
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of March 5, 2004 was 69,194,224.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 17-44 of the Annual Report to Shareholders for the year ended December 31, 2003	Parts I, II and IV
Proxy Statement for the 2004 Annual Meeting of Shareholders	Part II and III

The Index to Exhibits is located on page F-2 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) other changes in the business environment in which the Company operates, (3) changes in research funding, (4) uncertainties surrounding government healthcare reform, (5) government regulations applicable to the business, (6) the impact of fluctuations in interest rates and foreign currency exchange rates, (7) the effectiveness of the Company’s further implementation of its global software systems, (8) the ability to retain customers, suppliers and employees, (9) changes in worldwide tax rates or tax benefits from international operations and (10) the outcome of the matters described in Note 11 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements on page 36 of the 2003 Annual Report, which is incorporated herein by reference. The Company does not undertake any obligation to update these forward-looking statements.

PART I

Item 1. Business.

(a) General development of business.

Sigma-Aldrich Corporation (“the Company”) was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 (“Reorganization”), the Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company (“Sigma”), and Aldrich Chemical Company, Inc. (“Aldrich”), both of which had operated continuously for more than 20 years prior to the Reorganization. The Company’s principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri, 63103.

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it sought to discontinue this business. On April 22, 2003, the Company concluded all activities related to the Diagnostics business. The operations of the Diagnostics business are accounted for as discontinued operations, and accordingly, operating results, including cash flows, and related assets and liabilities, are segregated in the consolidated financial statements for all periods presented.

On February 16, 2001, the Company acquired the stock of Isotec, Inc., a leading producer and supplier of stable isotopes and isotopically labeled compounds used in life science research, medical diagnostics and PET imaging applications. The purchase price was $37.2 million.

(b) Financial information about segments.

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13 to the Company’s consolidated financial statements on page 39 of the 2003 Annual Report, which is incorporated herein by reference.

(c) Narrative description of business.

The Company develops, manufactures and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and chemical manufacturing. The Company operates in 34 countries, offers 85,000 products and distributes these products in over 150 countries.

Products:

The Company consists of three business units, Scientific Research, Biotechnology and Fine Chemicals, which define the Company’s approach to serving customers.

The Scientific Research unit sells biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, pharmaceutical, diagnostic and biotechnology companies. These products represented approximately 70% of the Scientific Research unit sales in each of the years 2003, 2002, and 2001. The Scientific Research unit also sells complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. These products represented the remaining 30% of Scientific Research sales in each of the years 2003, 2002 and 2001.

The Biotechnology unit supplies immunochemical, cell culture, molecular biology, cell signaling and neuroscience biochemicals and kits used in biotechnology, genomic and proteomic research as well as chromatography products used in life science research and high technology applications.

The Fine Chemicals unit is a top 25 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial and diagnostic companies.

Status of products:

Due to continuing developments in life science, high technology and other scientific research, there can be no assurance of a continuing market for each of the Company’s products. However, through ongoing reviews of technical literature, along with regular communications with customers, the Company’s goal is to keep abreast of the trends in research techniques. This information, along with its own research technology, determines the Company’s development of improved and/or additional products.

Sales and Distribution:

During 2003, products were sold to over 60,000 accounts representing over 1,000,000 individual customers, including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as non-profit organizations and governmental institutions. Small orders in laboratory quantities averaging approximately $300 accounted for 82% of the Company’s sales in 2003 and 81% in both 2002 and 2001. The Company also makes its chemical products available in larger-scale laboratory quantities for use in manufacturing. Sales of these products accounted for 18% of sales in 2003 and 19% in both 2002 and 2001.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone (“collect” or on “toll-free” WATS lines) or via its homepage on the World Wide Web (sigma-aldrich.com) for technical staff consultation or for placing orders. Shipments are made at least five days a week from all locations. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels which it believes to be appropriate to maintain this policy.

Production and Purchasing:

The Company has chemical production facilities in Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Houston, Texas; Bellefonte, Pennsylvania; Australia; Canada; Germany; India; Israel; Japan; Switzerland and the United Kingdom. A minor amount of production is done by some of the Company’s other subsidiaries. Biochemicals are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are 85,000 products listed in the Sigma, Aldrich, Fluka/Riedel-de Haën and Supelco catalogs. The Company produces approximately 40,000 of these products, which represented over half of the sales in 2003. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical purchases in 2003. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. The Company continues to experience constrained market supply for various animal-sourced serum products in the U.S. and International markets. No assurance can be given that additional or other shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses:

The Company holds approximately 150 granted or pending patents and has approximately 600 licensing agreements worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën” and “Supelco.” The brands are marketed through business units called “Sigma-Aldrich Scientific Research,” “Sigma-Aldrich Biotechnology” and “Sigma-Aldrich Fine Chemicals.” Their related registered logos, and the significant trademarks, which have various expiration dates, are expected to be renewed indefinitely.

The Company is aware of the desirability for patent and trademark protection for its products. The Company believes other than its brand names no single patent, license, trademark (or related group of patents, licenses, or trademarks) is material in relation to its business as a whole.

In addition to patents, the Company relies on trade secrets and proprietary know-how. The Company seeks protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. The Company makes efforts to require its employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be the Company’s exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect the Company’s technology in the event of unauthorized use or disclosure of information. Furthermore, the Company’s trade secrets may otherwise become known to, or be independently developed by, its competitors.

Dependence on a single customer or product:

During the year ended December 31, 2003, no single customer or product accounted for more than 2% of the Company’s net sales.

Backlog:

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which can create a small backlog; however, at December 31, 2003 and 2002, the backlog of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2003 backlog will be shipped during 2004.

Competition:

Substantial competition exists in all of the Company’s marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and of chromatography products for analyzing and separating complex chemical mixtures. While the Company generally offers thousands of chemicals in stock and analyzes many of its products, some of the Company’s products are unusual and have relatively little demand. There are many competitors who offer a limited quantity of chemicals. In addition, several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

In all product areas the Company competes primarily on the basis of customer service, product quality and price. The Company markets its chemical products through its three business units: Scientific Research, Biotechnology and Fine Chemicals. The Company had over 3,000,000 catalogs in the marketplace in 2003 for the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, through the use of mailing of special product brochures, by personal visits by sales and technical representatives with customers and through its web site (sigma-aldrich.com).

Compliance with regulations:

The Company engages principally in the business of selling products which are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”). However, a limited number of the Company’s products are subject to labeling, manufacturing and other provisions of the FDC Act. The Company believes it is in compliance in all material respects with the applicable regulations promulgated under the FDC Act.

The Company believes that it is in compliance in all material respects with federal, state and local regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the federal laws and regulations which may have an impact on the Company’s business. These summaries are only illustrative of the extensive regulatory requirements of the federal, state and local governments and are not intended to provide the specific details of each law or regulation.

The Clean Air Act (CAA), as amended, and the regulations promulgated thereunder, regulate the emission of harmful pollutants to the air outside of the work environment. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

The Clean Water Act (CWA), as amended, and the regulations promulgated thereunder, regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat waste water before discharge to the waters of the United States or a Publicly Owned Treatment Works (POTW).

The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard (“Right to Know”), and the regulations promulgated thereunder, require the labeling of hazardous substance containers, the supplying of Material Safety Data Sheets (“MSDS”) on hazardous products to customers and hazardous substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDS, along with other health and safety programs.

The Resource Conservation and Recovery Act of 1976 (RCRA), as amended, and the regulations promulgated thereunder, require certain procedures regarding the treatment, storage and disposal of hazardous waste.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Superfund Amendments and Reauthorization Act of 1986 (SARA) and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS’s and the quantities of hazardous materials in the Company’s possession.

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

Approximately 1,000 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (“DEA”) or the Nuclear Regulatory Commission (“NRC”). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

Approximately 200 products, for which sales are immaterial to the total sales of the Company, are subject to control by the Department of Commerce (“DOC”). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products by requiring a special export license.

Research and Development:

Research and development expenses were 3.3% of sales in 2003 and 3.4% of sales in 2002 and 2001. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for over half of total sales in 2003.

Number of persons employed:

The Company had 5,920 employees as of December 31, 2003. The total number employed in the United States was 3,154 with the remaining 2,766 employed by the Company’s foreign subsidiaries. The Company employs over 2,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 200 with Ph.D. degrees.

(d) Financial information about geographic areas.

Information concerning sales by geographic area and business unit for the years ended December 31, 2003, 2002 and 2001, is located in Note 13 to the Company’s consolidated financial statements on page 39 of the 2003 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2003, 2002 and 2001, approximately 59%, 55% and 53%, respectively, of the Company’s sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in more than 30 other countries.

For sales with final destinations in an international market, the Company uses the Extraterritorial Income Exclusion (EIE), which provides certain Federal income tax advantages. The effect of the tax rules governing the EIE is to lower the effective Federal income tax rate on export income. The EIE resulting from the Company’s U.S. export sales replaced the benefit previously provided by the Company’s Foreign Sales Corporation (FSC).

The Company’s international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During 2003, approximately 21% of the Company’s United States operations’ chemical purchases were from international suppliers.

(e) Available information.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our web site at sigma-aldrich.com as soon as reasonably practicable after being filed electronically with or furnished to the SEC. The content on our web site does not constitute part of this Report.

Item 2. Properties.

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

Country	Land Area (Acres)	Building Area (Sq. Ft.) (In thousands)	Function
United States	1,621	4,027	admin., production, warehousing, distrib.
Germany	42	574	admin., production, warehousing, distrib.
Switzerland	13	413	admin., production, warehousing, distrib.
United Kingdom	240	362	admin., production, warehousing, distrib.
Israel	5	132	admin., production, warehousing, distrib.
All Other	34	520	admin., production, warehousing, distrib.

Total	1,955	6,028
Percent Owned	84%
Percent Leased	16%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in selected markets. The Company now uses about 55% of its manufacturing capacity and expects to increase the utilization of its plants in the future.

Item 3. Legal Proceedings.

The information contained in Note 11 – Contingent Liabilities and Commitments on page 36 of the 2003 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2003 and 2002 is located on page 44 of the 2003 Annual Report, which is incorporated herein by reference.

Information concerning securities authorized for issuance under equity compensation plans is located on page 10 of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, and is incorporated herein by reference.

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data.

The information required by Items 6 through 8 is incorporated herein by reference to pages 17-44 of the 2003 Annual Report. See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2003 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The information contained in the Company’s Form 8-K date June 28, 2002 is incorporated herein by reference and includes, among other things, the dismissal of Arthur Andersen and hiring of KPMG.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of December 31, 2003, and determined that such controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there were no significant changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference.

The executive officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Larry S. Blazevich	56	Vice President Information Systems
David R. Harvey	64	Chairman, President and Chief Executive Officer
Michael R. Hogan	50	Chief Administrative Officer, Chief Financial Officer and Secretary
David W. Julien	49	President Biotechnology
Rodney L. Kelley	50	Vice President Quality and Safety
James W. Meteer	53	Vice President Process Improvement
Karen J. Miller	46	Controller
Jai P. Nagarkatti	57	President Scientific Research
Kirk A. Richter	57	Treasurer
Frank D. Wicks	50	President Fine Chemicals

There is no family relationship between any of the officers or directors.

Mr. Blazevich has been Vice President Information Systems of the Company for more than five years.

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

Mr. Kelley has been Vice President Quality and Safety of the Company for more than five years.

Mr. Meteer has been Vice President Process Improvement of the Company for more than five years.

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

The present terms of office of the directors will expire when the next annual meeting of the Directors is held and their successors are elected.

Audit Committee Financial Expert:

The Board of Directors has established an Audit Committee, which has a written Charter approved by the Board, consisting of three directors: W. Lee McCollum, Jerome W. Sandweiss and D. Dean Spatz. The Company has determined that committee members meet Nasdaq independence requirements and that W. Lee McCollum, Chairman of the Audit Committee, qualifies as an “Audit Committee financial expert” under Item 401(h) of Regulation S-K.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics may be obtained without charge by writing to the Secretary, Sigma-Aldrich Corporation, P.O. Box 14508, St. Louis, Missouri 63178.

Item 11. Executive Compensation.

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners” and “Information Concerning Executive Compensation” of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information under the captions “Director Compensation and Transactions” and “Principal Beneficial Owners and Transactions” of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information under the caption “Fiscal 2003 Audit Firm Fee Summary” of the 2004 Proxy Statement, which will be filed within 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

1. Financial Statements.

See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2003 Annual Report listed in such Index are hereby incorporated by reference.

2. Financial Statement Schedules.

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

3. Exhibits.

See Index to Exhibits on page F-2 of this report.

(b)	Reports on Form 8-K:

A Form 8-K was furnished on October 22, 2003 under items 7 and 12 that included, among other things, the financial results for the third quarter ended September 30, 2003.

A Form 8-K was furnished on November 12, 2003 under item 9 that included, among other things, the announcement of the quarterly dividend and an increase in the share repurchase authorization levels.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	March 12, 2004
	Karen J. Miller, Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ David R. Harvey	March 12, 2004
	David R. Harvey, Director, Chairman,	Date
President and Chief Executive Officer

By	/s/ Karen J. Miller	March 12, 2004
	Karen J. Miller, Controller	Date

By	/s/ Michael R. Hogan	March 12, 2004
	Michael R. Hogan, Chief Administrative Officer, Chief Financial Officer and Secretary	Date

By	/s/ D. Dean Spatz	March 12, 2004
	D. Dean Spatz, Director	Date

By	/s/ Nina V. Fedoroff	March 12, 2004
	Nina V. Fedoroff, Director	Date

By	/s/ W. Lee McCollum	March 12, 2004
	W. Lee McCollum, Director	Date

By	/s/ Jerome W. Sandweiss	March 12, 2004
	Jerome W. Sandweiss, Director	Date

By	/s/ William C. O’Neil, Jr.	March 12, 2004
	William C. O’Neil, Jr., Director	Date

By	/s/ J. Pedro Reinhard	March 12, 2004
	J. Pedro Reinhard, Director	Date

By	/s/ Barrett A. Toan	March 12, 2004
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page Number Reference Annual Report to Shareholders
Management’s discussion and analysis	17-25
Market risk disclosure	23
FINANCIAL STATEMENTS:
Consolidated Balance Sheets December 31, 2003 and 2002	27
Consolidated statements for the years ended December 31, 2003, 2002 and 2001
Income	26
Stockholders’ Equity	28
Cash Flows	29
Notes to consolidated financial statements	30-42
Independent auditors’ report	43
Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2003 and Quarterly Financial Data for the quarterly periods in 2003 and 2002	44

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

3 (a)	Certificate of Incorporation and Amendments - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended September 30, 1996, Commission File Number 0-8135.

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended September 30, 2003 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. - Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10	Material Contracts:

(a)	Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman and Chief Executive Officer David R. Harvey* - Incorporated by reference to Exhibit 10(g) of Form 10-K filed for the year ended December 31, 2002, Commission File Number 0-8135.

(g)	Share Option Plan of 1995* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(h)	First Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(i)	Second Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Third Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Fourth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Fifth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Directors’ Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit A of the Company’s Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135.

(n)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(o)	Share Option Plan of 2000* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 2000, Commission File Number 0-8135.

(p)	Form of Employment Agreement (Similar Employment Agreements also exist with Larry S. Blazevich, Michael R. Hogan, David W. Julien, Rodney L. Kelley, James W. Meteer, Karen J. Miller, Jai P. Nagarkatti, Kirk A. Richter and Frank D. Wicks)* - Incorporated by reference to Exhibit 10(q) of Form 10-K filed for the year ended December 31, 2002, Commission File Number 0-8135.

(q)	2003 Long-Term Incentive Plan* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

(r)	Cash Bonus Plan* - Incorporated by reference to Appendix B of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

(s)	First Amendment to the Executive Employment Agreement with David Harvey* - dated as of February 10, 2004 between the Company and David Harvey.

(t)	Restricted Stock Agreement Under the 2003 Long-Term Incentive Plan* - dated as of February 10, 2004 between the Company and David Harvey.

11	Statement Regarding Computation of Net Earnings Per Share- Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2003 consolidated financial statements filed as Exhibit 13 below.

13	Pages 17-44 of the Annual Report to Shareholders for the year ended December 31, 2003.

16	Letter Regarding Change in Certifying Accountants- Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002. Incorporated by reference to Item 4 of Form 8-K filed June 28, 2002, Commission File Number 0-8135.

21	Subsidiaries of Registrant

23	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.