Form 10-Q
period 2004-06-30
SIGMA ALDRICH CORP
filed 2004-08-06
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

There were 69,103,422 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2004.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$348.6	$327.0	$716.7	$661.7
Cost of products sold	163.3	160.4	334.8	324.1

Gross profit	185.3	166.6	381.9	337.6
Selling, general and administrative expenses	92.3	84.8	191.9	172.1
Research and development expenses	10.2	10.5	20.9	21.3
Interest, net	2.2	2.6	4.4	5.4

Income from continuing operations before income taxes	80.6	68.7	164.7	138.8
Provision for income taxes	21.0	20.7	42.8	41.9

Net income from continuing operations	59.6	48.0	121.9	96.9
Discontinued operations:
Net income from operations of discontinued business, net of taxes	—	—	—	1.1
Reduction of loss on disposition of discontinued operations, net of taxes	—	0.1	—	1.6

Net income	$59.6	$48.1	$121.9	$99.6

Net income per share – Basic
Net income from continuing operations	$0.86	$0.68	$1.76	$1.36
Net income from operations of discontinued business, net of taxes	—	—	—	0.02
Reduction of loss on disposition of discontinued operations, net of taxes	—	—	—	0.02

Net income	$0.86	$0.68	$1.76	$1.40

Net income per share – Diluted
Net income from continuing operations	$0.85	$0.67	$1.75	$1.35
Net income from operations of discontinued business, net of taxes	—	—	—	0.02
Reduction of loss on disposition of discontinued operations, net of taxes	—	—	—	0.02

Net income	$0.85	$0.67	$1.75	$1.39

Weighted average number of shares outstanding – Basic	69.1	70.9	69.1	71.0

Weighted average number of shares outstanding – Diluted	69.8	71.5	69.8	71.6

Dividends per share	$0.17	$0.09	$0.34	$0.18

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2004 (Unaudited)	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$138.7	$127.6
Accounts receivable, less allowance for doubtful accounts	206.9	178.2
Inventories	409.0	426.6
Other current assets	87.1	82.6

Total current assets	841.7	815.0

Property, plant and equipment:
Land	40.4	40.6
Buildings and improvements	483.0	468.0
Machinery and equipment	548.6	535.7
Construction in progress	51.2	42.4
Less – accumulated depreciation	(575.5)	(539.3)

Property, plant and equipment, net	547.7	547.4

Goodwill, net	178.9	113.0
Other assets	67.3	72.8

Total assets	$1,635.6	$1,548.2

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$50.6	$66.6
Accounts payable	77.1	73.4
Accrued payroll and payroll taxes	36.1	39.7
Accrued income taxes	32.6	32.0
Other accrued expenses	56.0	45.7

Total current liabilities	252.4	257.4

Long-term debt	179.0	176.3
Deferred post-retirement benefits	54.2	52.8
Other liabilities	67.8	62.4

Total liabilities	553.4	548.9

Stockholders’ equity:
Common stock, $1.00 par value per share 300.0 and 200.0 shares authorized at June 30, 2004 and December 31, 2003, respectively; 100.9 and 101.0 shares issued at June 30, 2004 and December 31, 2003, respectively; 69.1 shares outstanding at June 30, 2004 and December 31, 2003	100.9	101.0
Capital in excess of par value	50.2	47.2
Common stock in treasury, at cost, 31.8 and 31.9 shares at June 30, 2004 and December 31, 2003, respectively	(1,136.6)	(1,126.6)
Retained earnings	2,009.9	1,911.6
Accumulated other comprehensive income	57.8	66.1

Total stockholders’ equity	1,082.2	999.3

Total liabilities and stockholders’ equity	$1,635.6	$1,548.2

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$121.9	$99.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from operations of discontinued business	—	(1.1)
Reduction of loss on disposition of discontinued operations	—	(1.6)
Depreciation and amortization	34.9	34.2
Other	5.4	6.4
Changes in assets and liabilities:
Increase in accounts receivable	(28.4)	(13.2)
Decrease in inventories	16.7	23.3
Increase (decrease) in accrued income taxes	3.2	(4.3)
Other	10.2	(5.2)

Net cash provided by operating activities	163.9	138.1

Cash flows from investing activities:
Property, plant and equipment additions	(29.4)	(25.5)
Sale of equipment	0.7	1.9
Acquisitions, net of cash acquired	(74.3)	—
Other, net	0.3	0.4

Net cash used in investing activities	(102.7)	(23.2)

Cash flows from financing activities:
Repayment of short-term debt	(16.0)	(74.0)
Repayment of long-term debt	—	(0.3)
Payment of dividends	(23.6)	(12.7)
Treasury stock purchases	(23.0)	(36.6)
Exercise of stock options	13.2	10.5

Net cash used in financing activities	(49.4)	(113.1)

Effect of exchange rate changes on cash	(0.7)	(0.7)

Net change in cash and cash equivalents	11.1	1.1
Cash and cash equivalents at January 1	127.6	52.4

Cash and cash equivalents at June 30	$138.7	$53.5

Supplemental disclosures of cash flow information:
Income taxes paid	$37.5	$40.9
Interest paid, net of capitalized interest	5.5	6.3

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2004.

(3) Effect of New Accounting Standards

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act (“the Act”) of 2003” which supersedes FSP FAS 106-1 of the same title. The FASB Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third quarter of 2004. In accordance with FSP FAS 106-1, the Company elected to defer accounting for the economic effects of the new Medicare Act. Accordingly, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effect of the subsidy because the Company has not concluded whether the benefits provided by the Company’s plan are actuarially equivalent to Medicare Part D under the Act.

(4) Common Stock

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB No. 123” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148.

The Company can grant incentive and non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards under the 2003 Long-Term Incentive Plan. To determine the pro-forma effects on net income and net income per share of the stock options and restricted stock granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options and restricted shares vest based on the determined fair value of each grant. Had compensation cost for the Company’s stock option and restricted stock plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s reported and pro-forma net income and net income per share for the three and six months ended June 30, 2004 and 2003 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income – as reported	$59.6	$48.1	$121.9	$99.6
Stock-based employee compensation expense, net of tax – pro-forma	(3.1)	(2.7)	(5.7)	(4.2)

Pro-forma net income	$56.5	$45.4	$116.2	$95.4

Net income per share – Basic, as reported	$0.86	$0.68	$1.76	$1.40
Net income per share – Basic, pro-forma	$0.82	$0.64	$1.68	$1.34

Net income per share – Diluted, as reported	$0.85	$0.67	$1.75	$1.39
Net income per share – Diluted, pro-forma	$0.81	$0.64	$1.66	$1.33

(5) Inventories

The principal categories of inventories are:

	June 30, 2004	December 31, 2003
Finished goods	$349.7	$367.5
Work in process	19.6	20.9
Raw materials	39.7	38.2

Total	$409.0	$426.6

(6) Intangible assets

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at June 30, 2004 and December 31, 2003:

	Cost		Accumulated Amortization
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Amortizable intangible assets:
Patents	$4.1	$4.3	$2.6	$2.5
Trademarks	7.8	8.3	5.3	5.4
Licenses	3.4	4.5	1.6	1.6
Other	4.7	4.9	4.2	4.0

Total	$20.0	$22.0	$13.7	$13.5

Unamortizable intangible assets - Goodwill	$203.9	$138.2	$25.0	$25.2

For the three and six months ended June 30, 2004, the Company recorded amortization expense of $0.5 and $1.0 related to amortizable intangible assets, respectively. The Company expects to record annual amortization expense of approximately $2.1 in each of the next five years for intangible assets.

The change in the net carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

Balance at December 31, 2003	$113.0
Acquisitions	66.6
Impact of foreign exchange rates	(0.7)

Balance at June 30, 2004	$178.9

In the second quarter of 2004, the Company acquired Ultrafine and Tetrionics. The excess purchase price over the fair value of net assets acquired is $66.6. The fair value of net assets acquired was based on preliminary estimates and may be revised at a later date.

(7) Debt

Notes Payable

The Company has credit facilities totaling $300.0, consisting of a 364-day committed facility in the amount of $150.0 expiring on December 6, 2004 and a five-year committed facility in the amount of $150.0 expiring on December 11, 2006. These facilities support the Company’s commercial paper program. The facilities are provided by a syndicate of banks. At June 30, 2004 and December 31, 2003, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 45%. The Company is in compliance with these covenants. The Company intends to renew all or a majority of these facilities as they expire.

At June 30, 2004 and December 31, 2003, $42.0 and $58.0 of commercial paper was outstanding with a weighted average interest rate of 1.6% and 1.1%, respectively.

Notes payable by international subsidiaries were $7.4 at June 30, 2004 and December 31, 2003. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both June 30, 2004 and December 31, 2003.

Long-term debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Other	5.2	2.5

Total	180.2	177.5
Less – Current maturities	(1.2)	(1.2)

	$179.0	$176.3

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

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2.6 and $2.9 for the three months ended June 30, 2004 and 2003, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $5.5 and $5.9 for the six months ended June 30, 2004 and 2003, respectively.

(8)	Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares
Basic shares	69.1	70.9	69.1	71.0
Effect of dilutive securities – options outstanding	0.7	0.6	0.7	0.6

Diluted shares	69.8	71.5	69.8	71.6

(9) Comprehensive Income

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that in conformity with accounting principles generally accepted in the United States of America are excluded from net income. For the Company, the only element of other comprehensive income is cumulative translation adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended June 30, 2004 and 2003, reported comprehensive income was $54.1 and $71.1, respectively. For the six months ended June 30, 2004 and 2003, reported comprehensive income was $113.6 and $132.2, respectively.

(10) Company Operations by Business Unit

The Company consists of three business units, which define the Company’s approach to serving customers rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors only review net sales for the Company’s three business units. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units. Additionally, the Company’s Chief Operating Decision Maker, Chief Financial Officer and three business unit presidents participate in a cash bonus program which rewards performance based upon consolidated Company results for sales growth, operating income growth and return on assets. Based on these factors, the Company concludes that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Scientific Research	$205.5	$191.5	$425.2	$389.6
Biotechnology	78.1	73.7	161.2	150.0
Fine Chemicals	65.0	61.8	130.3	122.1

Total	$348.6	$327.0	$716.7	$661.7

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.6 and $6.2 for the three months ended June 30, 2004 and 2003, respectively. These sales for the six months ended June 30, 2004 and 2003 were $15.1 and $13.6, respectively.

Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales to unaffiliated customers:
United States	$142.1	$141.5	$288.9	$284.6
International	206.5	185.5	427.8	377.1

Total	$348.6	$327.0	$716.7	$661.7

	June 30, 2004	December 31, 2003
Long-lived assets:
United States	$374.9	$377.4
International	219.3	220.0

Total	$594.2	$597.4

(11) Share Repurchases

At June 30, 2004 and December 31, 2003, the Company had repurchased a total of 35.4 million shares and 35.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 69.1 million shares outstanding as of June 30, 2004. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Discontinued Operations

During the first half of 2003, the Company earned net income from its discontinued operations of $1.1, net of taxes and recorded an after-tax adjustment of $1.6, reducing its original after-tax charge of $52.3 recorded in 2002. This adjustment was due to reductions in inventory reserves and other costs to discontinue this business.

(13) Pension and Other Post-Retirement Benefit Plans

The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering most of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The recent Medicare reform legislation scheduled to go into effect in 2006 may reduce the post-retirement medical benefit plans’ ultimate liabilities by adding coverage for prescription drugs. The Company has chosen to defer accounting for this legislation until the plan’s liabilities, including the effect of this legislation, can be actuarially determined. Accordingly, any calculation of the accrued post-retirement medical benefit obligation or net periodic post-retirement medical benefit cost in the Company’s consolidated financial statements or accompanying notes thereto do not reflect the potentially favorable effects, if any, of the Medicare changes on the related plans. Specific guidance on the accounting may require the Company to change previously reported information. The Company may amend any of the plans periodically to reflect legislative or other benefit changes.

The components of the net periodic benefit costs for the three months ended June 30, 2004 and 2003 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2004	2003	2004	2003	2004	2003
Service cost	$1.0	$0.8	$0.6	$1.0	$0.5	$0.5
Interest cost	1.0	1.0	1.4	1.1	0.8	0.8
Expected return on plan assets	(1.5)	(1.2)	(1.3)	(1.2)	—	—
Amortization	0.3	0.5	0.1	0.2	—	—

Net periodic benefit cost	$0.8	$1.1	$0.8	$1.1	$1.3	$1.3

The components of the net periodic benefit costs for the six months ended June 30, 2004 and 2003 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2004	2003	2004	2003	2004	2003
Service cost	$2.0	$1.6	$1.2	$2.0	$1.0	$1.0
Interest cost	2.0	2.0	2.8	2.2	1.6	1.6
Expected return on plan assets	(3.0)	(2.4)	(2.6)	(2.4)	—	—
Amortization	0.6	1.0	0.2	0.4	—	—

Net periodic benefit cost	$1.6	$2.2	$1.6	$2.2	$2.6	$2.6

The Company is not required to and does not expect to make contributions to the U.S. pension trust in 2004. The Company contributed $2.2 to its international pension plans for the six months ended June 30, 2004 and expects to contribute approximately $7.6 in 2004.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.5 and $3.0 for both the three and six months ended June 30, 2004 and 2003, respectively.

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

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2004.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. The Company has settled all claims filed by plaintiffs in one of these three states.

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 276 lawsuits, of which 28 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2004. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate Complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. Patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint in so far as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. A case management and scheduling conference is planned for third quarter of 2004. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

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

Except as noted above, at June 30, 2004, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, are disclosed in the notes to the consolidated financial statements for the six months ended June 30, 2004. Material commitments in the normal course of business also include lease commitments and pension and other post-retirement benefit obligations, are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, share repurchases, capital expenditures and other matters. These statements involve assumptions regarding Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) other changes in the business environment in which the Company operates, (4) changes in research funding, (5) uncertainties surrounding government healthcare reform, (6) government regulations applicable to the business, (7) the impact of fluctuations in interest rates, (8) the effectiveness of the Company’s further implementation of its global software systems, (9) the ability to retain customers, suppliers and employees, (10) the success of research and development activities, (11) changes in worldwide tax rates or tax benefits from international operations, (12) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, and (13) the outcome of the matters described in “Other Matters” below. The Company does not undertake any obligation to update these forward-looking statements.

Results of Continuing Operations

Reported sales for the second quarter of 2004 increased 6.6% to $348.6 from $327.0 in 2003. Reported sales for the six months ended June 30, 2004 increased 8.3% to $716.7 from $661.7 in 2003. The weaker U.S. dollar contributed 3.7% and 5.8% of this gain for the second quarter and six months ended June 30, 2004, respectively. Overall price increases moderated slightly from the 3.0% achieved in 2003 to 2.3% for both the second quarter and six months ended June 30, 2004 due largely to lower worldwide inflation rates. Price gains for Biotechnology products were largely in-line with those achieved in 2003, but were more moderate for Scientific Research products. Consistent with performance in the final quarter of 2003 and the first quarter of 2004, overall unit volumes for the second quarter again showed improvement. Gains in Research (Scientific Research and Biotechnology) units sold were exactly offset by a volume decline in Fine Chemicals to produce flat unit sales in the second quarter, excluding the acquisition contribution. The April 2004 acquisition of Ultrafine and the June 22, 2004 acquisition of Tetrionics contributed 0.6% and 0.3% to the quarter and year-to-date 2004 sales growth, respectively.

Reported diluted net income per share for the second quarter of 2004 rose 26.9% to $.85 from $.67 in the second quarter of 2003, including an $.11 benefit from currency exchange rates and $.05 from an international tax benefit. Reported diluted net income per share for the six months ended June 30, 2004 rose 29.6% to $1.75 from $1.35 in 2003, including a $.23 benefit from currency exchange rates and $.10 from an international tax benefit. The second quarter earnings contribution from acquisitions was negligible.

Reported sales growth, currency benefits and currency adjusted sales changes were as follows, compared to the same period in 2003:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Reported	Currency Benefit	Currency Adjusted	Reported	Currency Benefit	Currency Adjusted
Scientific Research	7.3%	3.8%	3.5%	9.1%	6.0%	3.1%
Biotechnology	6.0%	3.9%	2.1%	7.5%	6.0%	1.5%
Fine Chemicals	5.2%	3.2%	2.0%	6.7%	5.0%	1.7%
Total	6.6%	3.7%	2.9%	8.3%	5.8%	2.5%

Scientific Research’s currency adjusted sales in the second quarter and six months ended June 30, 2004 benefited from an average price increase of 2.9% compared to a 4.0% gain for all of 2003. Sales volume increased 0.6% in the second quarter of 2004, benefiting from aggressive global sales and marketing activities and modest improvement in demand from U.S. and European pharmaceutical customers.

Biotechnology’s price gains of 2.7% and 2.6% in the second quarter and six months ended June 30, 2004, respectively, were largely in-line with the 2.8% gain achieved in 2003. Sales volume declined 0.6% in the second quarter compared to a volume decline of 1.7% in the first quarter of 2004. While improved sales to pharmaceutical customers reduced the volume decline, demand continues to be affected by reduced worldwide demand for synthetic DNA and declines in the sale of various animal-sourced serum products in U.S. and international markets.

Electronic ordering by U.S. research customers through the Company’s web site increased to 32% of research sales in the second quarter of 2004, driving worldwide sales through the web to 23% of consolidated research sales in the second quarter of 2004.

Fine Chemical’s currency adjusted sales benefited from the second quarter acquisitions of Ultrafine and Tetrionics that added 3.4% to this unit’s growth in the second quarter of 2004. Excluding these acquisitions, currency adjusted sales were flat for the six months ended June 30, 2004 and declined 1.4% in the second quarter of 2004, reflecting the traditional inconsistent quarterly sales patterns in this business. This second quarter performance reflects lower demand due to the timing of orders from U.S. pharmaceutical and other manufacturers offset by strong sales growth in most major industry sectors in Europe.

Cost of products sold for the quarters ended June 30, 2004 and 2003 was $163.3 and $160.4, representing 46.8% and 49.1% of net sales, respectively. Cost of products sold for the six months ended June 30, 2004 and 2003 was $334.8 and $324.1, representing 46.7% and 49.0% of net sales, respectively. The resulting improvement in gross margins came from continued currency benefits, higher average sales prices, favorable product mix and ongoing cost reductions from process improvement activities.

Selling, general and administrative expenses were $92.3 and $84.8 for the three months ended June 30, 2004 and 2003, respectively. These expenses represented 26.5% and 25.9% of net sales for the quarters ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses were $191.9 and $172.1 for the six months ended June 30, 2004 and 2003, respectively. These expenses represented 26.8% and 26.0% of net sales for the six months ended June 30, 2004 and 2003, respectively. Savings from process improvement activities only partially offset intentionally higher spending levels for sales force additions and new marketing programs that were initially launched in 2003 and further expanded during 2004.

Research and development expenses were $10.2 and $10.5, or 2.9% and 3.2% of net sales, for the quarters ended June 30, 2004 and 2003, respectively. Research and development expenses were $20.9 and $21.3, or 2.9% and 3.2% of net sales, for the six months ended June 30, 2004 and 2003, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended June 30, 2004 and 2003 was $2.2 and $2.6, respectively. Net interest expense for the six months ended June 30, 2004 and 2003 was $4.4 and $5.4, respectively. Pretax income benefited from this $0.4 and $1.0 reduction in net interest expense for the quarter and six months ended June 30, 2004, respectively. Net interest expense decreased due to reduced interest rates and amounts borrowed, as well as interest earned on higher cash balances in 2004.

Net income from continuing operations for the quarter ended June 30, 2004 was $59.6, compared to net income of $48.0 for quarter ended June 30, 2003. Net income from continuing operations for the quarter ended June 30, 2004 benefited $7.8 from the positive impact of currency exchange rates and $3.3 from an international tax benefit. Net income from continuing operations for the six months ended June 30, 2004 was $121.9, compared to net income of $96.9 for the six months ended June 30, 2003. Net income from continuing operations for the six months ended June 30, 2004 benefited $16.0 from the positive impact of currency exchange rates and $6.9 from an international tax benefit. The effective tax rate for the first half of 2004 was reduced to 26.0% from 30.2% in 2003, reflecting benefits from changing the Company’s worldwide organizational structure to align its legal entities with its actual international operating organization. Absent an adverse general resolution of U.S. federal tax issues regarding export tax benefits and/or continuation of R&D tax credits, the Company’s effective tax rate is expected to remain at roughly 26% through 2004. Additional modest share repurchase activities may also benefit earnings per share.

Discontinuance of Diagnostics Business

During the first half of 2003, the Company earned net income from its discontinued operations of $1.1, net of taxes and recorded an after-tax adjustment of $1.6, reducing its original after-tax charge of $52.3 recorded in 2002. This adjustment was due to reductions in inventory reserves and other costs to discontinue this business.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities for continuing operations, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$163.9	$138.1
Investing activities	(102.7)	(23.2)
Financing activities	(49.4)	(113.1)

Operating Activities

The increase in net cash provided by operating activities for the six months ended June 30, 2004 compared to the same period of 2003 resulted primarily from increased net income. Active management of working capital continued in the first half of 2004. Accounts receivable days sales outstanding at June 30, 2004 improved to 53 days, a one-day improvement from December 31, 2003 levels. Ongoing active management programs reduced inventory levels at June 30, 2004 to 7.2 months from 7.6 months on hand at December 31, 2003, a 5% reduction. Reported inventories declined by $17.6 since December 31, 2003, with only $3.6 of this reduction due to currency rate changes since December 31, 2003, with a $2.7 increase of inventories due to recent acquisitions.

Investing Activities

For the six months ended June 30, 2004, cash used for investing activities related primarily to funding the second quarter acquisitions of $74.3 for Ultrafine and Tetrionics and capital expenditures of $29.4. Capital expenditures included the expansion of the Company’s distribution center in Germany, construction of replacement facilities to relocate the Company’s major production/R&D/packaging/administration facilities in Milwaukee, a pilot plant upgrade in Germany, continued investment in the SAP computer software system and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $88.0 during 2004.

Financing Activities

For the six months ended June 30, 2004, the Company’s financing activities used cash of $62.6 for stock repurchases, payment of dividends and repayment of short-term debt. These cash outflows were partially offset by cash received of $13.2 from the exercise of stock options. Cash outflows totaled $23.6 and $23.0 for dividend payments and treasury stock purchases, respectively, for the first six months of 2004 compared to $12.7 and $36.6 for dividend payments and treasury stock purchases, respectively, for the first six months of 2003. The increase in the dividend payout from the first six months of 2003 is the result of an 86% increase in dividends paid, as the Company increased the payment to $.17 from $.09 per share for each quarter.

At June 30, 2004, the Company had credit facilities totaling $300.0. These facilities provide back-up liquidity for a commercial paper program. For the six months ended June 30, 2004 and 2003, net retirements of short-term debt were $16.0 and $74.0, respectively. At June 30, 2004, there was $42.0 of commercial paper outstanding. For a description of the Company’s debt covenants, see Note 7 - Debt to the consolidated financial statements.

Share Repurchases

At June 30, 2004 and December 31, 2003, the Company had repurchased a total of 35.4 million shares and 35.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 69.1 million shares outstanding as of June 30, 2004. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2004.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. The Company has settled all claims filed by plaintiffs in one of these three states.

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 276 lawsuits, of which 28 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2004. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate Complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. Patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. Limited discovery has occurred to date. A trial date has not been set. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint in so far as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. A case management and scheduling conference is planned for third quarter of 2004. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year.

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

Except as noted above, at June 30, 2004, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, are disclosed in the notes to the consolidated financial statements for the six months ended June 30, 2004. Material commitments in the normal course of business also include lease commitments and pension and other post-retirement benefit obligations, are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures to supplement its GAAP disclosures. The Company does not, and does not suggest investors should consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

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

The Company also reports both GAAP and adjusted income amounts and comparisons to reflect what it believes are ongoing and/or comparable operating results excluding unusual and/or non-recurring items including the international tax benefit in 2004. The Company excludes these unusual and non-recurring items in judging its performance and believes this non-GAAP information is useful to investors as well.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of June 30, 2004, and determined that such controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 14 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table represents the activity of share repurchases for the six months ended June 30, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2004 – Jan 31, 2004	—	—	35.0	5.0
Feb 1, 2004 – Feb 29, 2004	0.2	$57.72	35.2	4.8
Mar 1, 2004 – Mar 31, 2004	—	—	35.2	4.8
Apr 1, 2004 – Apr 30, 2004	0.1	$57.75	35.3	4.7
May 1, 2004 – May 31, 2004	0.1	$56.81	35.4	4.6
Jun 1, 2004 – Jun 30, 2004	—	—	35.4	4.6

Total	0.4	$57.45	35.4	4.6

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 4, 2004. A vote of security holders was held which included the election of Directors, approval of ratification of the appointment of KPMG LLP as the Company’s independent public auditors for 2004, and approval of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	60,625,638	443,970
David R. Harvey	60,083,786	985,821
W. Lee McCollum	60,626,274	443,334
William C. O’Neil, Jr	56,348,523	4,721,085
J. Pedro Reinhard	60,599,695	469,913
Jerome W. Sandweiss	59,932,950	1,136,658
D. Dean Spatz	60,631,136	438,471
Barrett Toan	60,622,256	447,352

Following are the results of the vote for the approval of ratification of the appointment of KPMG LLP as the Company’s independent public auditors for 2004:

For	Against	Abstain
60,650,410	66,828	352,368

Following are the results of the vote for approval of an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock:

For	Against	Abstain
58,476,556	2,241,908	351,143

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10 (a)* Sigma-Aldrich Supplemental Retirement Plan, adopted effective January 1, 2004.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b)	Reports on Form 8-K

A Form 8-K was filed on April 14, 2004 under item 9 that furnished a press release regarding the acquisition of Ultrafine.

A Form 8-K was filed on April 22, 2004 under item 12 and item 7 that furnished a press release regarding, among other things, financial results for the first quarter ended March 31, 2004.

A Form 8-K was filed on May 5, 2004 under item 9 that furnished a press release regarding the Company’s quarterly dividend and the election of the Company’s directors.

A Form 8-K was filed on June 23, 2004 under item 9 that furnished a press release regarding the acquisition of Tetrionics.

The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601 (b) (4) (iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	August 6, 2004
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)