Form 10-Q
period 2004-09-30
SIGMA ALDRICH CORP
filed 2004-11-09
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

There were 69,039,908 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2004.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$340.6	$314.2	$1,057.3	$975.9
Cost of products sold	158.3	150.0	493.1	474.1

Gross profit	182.3	164.2	564.2	501.8
Selling, general and administrative expenses	94.3	84.6	286.2	256.7
Research and development expenses	10.6	10.2	31.5	31.5
Interest, net	1.3	2.3	5.7	7.7

Income from continuing operations before income taxes	76.1	67.1	240.8	205.9
Provision for income taxes	19.8	20.3	62.6	62.2

Net income from continuing operations	56.3	46.8	178.2	143.7
Discontinued operations:
Net income from operations of discontinued business, net of taxes	—	—	—	1.1
Reduction of loss on disposition of discontinued operations, net of taxes	—	—	—	1.6

Net income	$56.3	$46.8	$178.2	$146.4

Net income per share – Basic
Net income from continuing operations	$0.82	$0.66	$2.58	$2.03
Net income from operations of discontinued business, net of taxes	—	—	—	0.02
Reduction of loss on disposition of discontinued operations, net of taxes	—	—	—	0.02

Net income	$0.82	$0.66	$2.58	$2.07

Net income per share – Diluted
Net income from continuing operations	$0.81	$0.66	$2.55	$2.01
Net income from operations of discontinued business, net of taxes	—	—	—	0.02
Reduction of loss on disposition of discontinued operations, net of taxes	—	—	—	0.02

Net income	$0.81	$0.66	$2.55	$2.05

Weighted average number of shares outstanding – Basic	69.0	70.7	69.1	70.9

Weighted average number of shares outstanding – Diluted	69.8	71.4	69.8	71.5

Dividends per share	$0.17	$0.16	$0.51	$0.34

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134.3	$127.6
Accounts receivable, less allowance for doubtful accounts	197.6	178.2
Inventories	424.6	426.6
Other current assets	79.7	82.6

Total current assets	836.2	815.0

Property, plant and equipment:
Land	40.6	40.6
Buildings and improvements	485.7	468.0
Machinery and equipment	560.5	535.7
Construction in progress	56.6	42.4
Less – accumulated depreciation	(588.4)	(539.3)

Property, plant and equipment, net	555.0	547.4

Goodwill, net	149.9	113.0
Other assets	101.4	72.8

Total assets	$1,642.5	$1,548.2

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$8.0	$66.6
Accounts payable	67.4	73.4
Accrued payroll and payroll taxes	38.6	39.7
Accrued income taxes	45.0	32.0
Other accrued expenses	55.4	45.7

Total current liabilities	214.4	257.4

Long-term debt	177.8	176.3
Deferred post-retirement benefits	55.2	52.8
Other liabilities	65.9	62.4

Total liabilities	513.3	548.9

Stockholders’ equity:
Common stock, $1.00 par value per share; 300.0 and 200.0 shares authorized at September 30, 2004 and December 31, 2003, respectively; 100.9 and 101.0 shares issued at September 30, 2004 and December 31, 2003, respectively; 69.0 and 69.1 shares outstanding at September 30, 2004 and December 31, 2003, repectively	100.9	101.0
Capital in excess of par value	50.7	47.2
Common stock in treasury, at cost, 31.9 shares at September 30, 2004 and December 31, 2003	(1,141.1)	(1,126.6)
Retained earnings	2,054.4	1,911.6
Accumulated other comprehensive income	64.3	66.1

Total stockholders’ equity	1,129.2	999.3

Total liabilities and stockholders’ equity	$1,642.5	$1,548.2

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$178.2	$146.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from operations of discontinued business	—	(1.1)
Reduction of loss on disposition of discontinued operations	—	(1.6)
Depreciation and amortization	53.9	51.3
Other	(3.9)	10.4
Changes in assets and liabilities:
Increase in accounts receivable	(17.8)	(2.8)
Decrease in inventories	5.2	24.2
Increase in accrued income taxes	15.4	2.6
Other	8.4	(3.9)

Net cash provided by operating activities	239.4	225.5

Cash flows from investing activities:
Property, plant and equipment additions	(49.0)	(36.5)
Sale of equipment	1.6	2.3
Acquisitions, net of cash acquired	(75.1)	—
Other, net	(0.9)	(0.2)

Net cash used in investing activities	(123.4)	(34.4)

Cash flows from financing activities:
Repayment of short-term debt	(58.0)	(47.9)
Repayment of long-term debt	(1.7)	(0.5)
Payment of dividends	(35.4)	(24.1)
Treasury stock purchases	(28.6)	(65.4)
Exercise of stock options	14.6	12.8

Net cash used in financing activities	(109.1)	(125.1)

Effect of exchange rate changes on cash	(0.2)	0.2

Net change in cash and cash equivalents	6.7	66.2
Cash and cash equivalents at January 1	127.6	52.4

Cash and cash equivalents at September 30	$134.3	$118.6

Supplemental disclosures of cash flow information:
Income taxes paid	$55.4	$50.9
Interest paid, net of capitalized interest	8.7	9.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2004.

(3) Effect of New Accounting Standards

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which supersedes FSP FAS 106-1 of the same title. The FASB Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements were effective in the third quarter of 2004. The Company expects that the benefits provided by the Company’s plan will be actuarially equivalent to Medicare Part D benefits under FSP FAS 106-2, however, the final guidance on the definition of “actuarially equivalent” is not yet available. The Company also expects that the benefit of the subsidy will not be significant to the Company’s plan or consolidated financial statements. The Company will incorporate FSP FAS 106-2 at the December 31, 2004 measurement date of the Plan obligation as an actuarial gain and will not see any benefits of FSP FAS 106-2 in 2004.

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

The Company can grant incentive and non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards under the 2003 Long-Term Incentive Plan. To determine the pro-forma effects on net income and net income per share of the stock options and restricted stock granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options and restricted shares vest based on the determined fair value of each grant. Had compensation cost for the Company’s stock option and restricted stock plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s reported and pro-forma net income and net income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income – as reported	$56.3	$46.8	$178.2	$146.4
Stock-based employee compensation expense, net of tax – pro-forma	(3.0)	(3.2)	(8.7)	(7.4)

Pro-forma net income	$53.3	$43.6	$169.5	$139.0

Net income per share – Basic, as reported	$0.82	$0.66	$2.58	$2.07
Net income per share – Basic, pro-forma	$0.77	$0.62	$2.45	$1.96
Net income per share – Diluted, as reported	$0.81	$0.66	$2.55	$2.05
Net income per share – Diluted, pro-forma	$0.76	$0.61	$2.43	$1.94

(5) Inventories

The principal categories of inventories are:

	September 30, 2004	December 31, 2003
Finished goods	$363.3	$367.5
Work in process	19.7	20.9
Raw materials	41.6	38.2

Total	$424.6	$426.6

(6) Intangible assets

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at September 30, 2004 and December 31, 2003:

	Cost		Accumulated Amortization
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Amortizable intangible assets:
Patents	$4.1	$4.3	$2.6	$2.5
Trademarks	7.8	8.3	5.5	5.4
Licenses	4.8	4.5	1.9	1.6
Customer relationships	16.3	—	0.5	—
Technical knowledge	4.5	—	0.1	—
Other	9.3	4.9	4.9	4.0

Total	$46.8	$22.0	$15.5	$13.5

Unamortizable intangible assets - Goodwill	$175.1	$138.2	$25.2	$25.2

For the three and nine months ended September 30, 2004, the Company recorded amortization expense of $1.8 and $2.8 related to amortizable intangible assets, respectively. The Company’s second quarter acquisitions of Ultrafine and Tetrionics added $25.6 of intangible assets and the Company recorded amortization expense of $1.3 related to the acquired intangible assets for the three and nine months ended September 30, 2004. The Company expects to record annual amortization expense for intangible assets of approximately $5.5 in 2005 and 2006 and $4.4 in each of the following three years.

The change in the net carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

Balance at December 31, 2003	$113.0
Acquisitions	36.9
Impact of foreign exchange rates	—

Balance at September 30, 2004	$149.9

In the second quarter of 2004, the Company acquired Ultrafine and Tetrionics. The purchase price paid in cash for the two companies was $75.1 million, net of cash acquired. The Company has allocated the purchase price based on fair value of assets acquired and liabilities assumed. The excess purchase price over the fair value of net assets acquired is $36.9 million. The fair value of net assets acquired was based on preliminary estimates and may be revised at a later date.

(7) Debt

Notes Payable

The Company has credit facilities totaling $300.0, consisting of a 364-day committed facility in the amount of $150.0 expiring on December 6, 2004 and a five-year committed facility in the amount of $150.0 expiring on December 11, 2006. These facilities support the Company’s commercial paper program. The facilities are provided by a syndicate of banks. At September 30, 2004 and December 31, 2003, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 45%. The Company is in compliance with these covenants. The Company intends to renew all or a majority of these facilities as they expire.

At December 31, 2003, $58.0 of commercial paper was outstanding with a weighted average interest rate of 1.1%. At September 30, 2004, the Company did not have any commercial paper outstanding.

Notes payable by international subsidiaries were $7.3 at September 30, 2004 and December 31, 2003. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both September 30, 2004 and December 31, 2003.

Long-term debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Other	3.5	2.5

Total	178.5	177.5
Less – Current maturities	(0.7)	(1.2)

	$177.8	$176.3

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

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2.2 and $2.7 for the three months ended September 30, 2004 and 2003, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.7 and $8.6 for the nine months ended September 30, 2004 and 2003, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares
Basic shares	69.0	70.7	69.1	70.9
Effect of dilutive securities – options outstanding	0.8	0.7	0.7	0.6

Diluted shares	69.8	71.4	69.8	71.5

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

For the three months ended September 30, 2004 and 2003, reported comprehensive income was $62.8 and $56.3, respectively. For the nine months ended September 30, 2004 and 2003, reported comprehensive income was $176.4 and $188.5, respectively.

(10) Company Operations by Business Unit

The Company consists of three business units, which define the Company’s approach to serving customers rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors only review net sales for the Company’s three business units. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units. Additionally, the Company’s Chief Operating Decision Maker, Chief Financial Officer, and three business unit presidents participate in a cash bonus program which rewards performance based upon consolidated Company results for sales growth, operating income growth and return on assets. Based on these factors, the Company concludes that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Scientific Research	$201.2	$187.8	$626.4	$577.4
Biotechnology	75.0	71.7	236.2	221.7
Fine Chemicals	64.4	54.7	194.7	176.8

Total	$340.6	$314.2	$1,057.3	$975.9

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $5.7 and $6.5 for the three months ended September 30, 2004 and 2003, respectively. These sales for the nine months ended September 30, 2004 and 2003 were $20.8 and $20.1, respectively.

Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales to unaffiliated customers:
United States	$142.3	$138.4	$431.2	$423.0
International	198.3	175.8	626.1	552.9

Total	$340.6	$314.2	$1,057.3	$975.9

	September 30, 2004	December 31, 2003
Long-lived assets:
United States	$382.9	$377.4
International	218.8	220.0

Total	$601.7	$597.4

(11) Share Repurchases

At September 30, 2004 and December 31, 2003, the Company had repurchased a total of 35.5 million shares and 35.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 69.0 million shares outstanding as of September 30, 2004. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

(13) Pension and Other Post-Retirement Benefit Plans

The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering most of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The Company has made a determination that the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) are not significant to the Company’s plan or consolidated financial statements. Although final guidance on the definition of “actuarially equivalent” is not yet available, the Company expects that the prescription drug benefits it provides will be actuarially equivalent to the benefits provided under the Act. Based on this assumption, the estimated benefit of the subsidy resulting from the Act will be incorporated into the measurement of the Plan obligation as of the December 31, 2004 measurement date as an actuarial gain. The Company will not see any benefits of the Act in 2004. The Company may amend any of the plans periodically to reflect legislative or other benefit changes.

The components of the net periodic benefit costs for the three months ended September 30, 2004 and 2003 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2004	2003	2004	2003	2004	2003
Service cost	$1.0	$0.8	$0.6	$1.0	$0.5	$0.5
Interest cost	1.0	1.0	1.4	1.1	0.8	0.8
Expected return on plan assets	(1.5)	(1.2)	(1.3)	(1.2)	—	—
Amortization	0.3	0.5	0.1	0.2	—	—

Net periodic benefit cost	$0.8	$1.1	$0.8	$1.1	$1.3	$1.3

The components of the net periodic benefit costs for the nine months ended September 30, 2004 and 2003 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2004	2003	2004	2003	2004	2003
Service cost	$3.0	$2.4	$1.8	$3.0	$1.5	$1.5
Interest cost	3.0	3.0	4.2	3.3	2.4	2.4
Expected return on plan assets	(4.5)	(3.6)	(3.9)	(3.6)	—	—
Amortization	0.9	1.5	0.3	0.6	—	—

Net periodic benefit cost	$2.4	$3.3	$2.4	$3.3	$3.9	$3.9

The Company is not required to and does not expect to make contributions to the U.S. pension trust in 2004. The Company contributed $3.2 to its international pension plans for the nine months ended September 30, 2004 and expects to contribute a total of approximately $7.6 in 2004.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.5 and $4.5 for both the three and nine months ended September 30, 2004 and 2003, respectively.

(14) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Environmental Matters

The operations of the Company, like those of other companies engaged in similar lines of business, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality and waste handling. The Company is in discussions with the United States Department of Justice on behalf of the Environmental Protection Agency (EPA) for a civil penalty based on alleged violations of Title VI of the Clean Air Act (40 C.F.R. Part 82). Various violations have been claimed by the EPA relating to the release of certain refrigerants from industrial appliances and record keeping violations associated with such releases. A consent order has been posted in the federal register and a final settlement of $0.2 is expected. The expected settlement has been accrued for at September 30, 2004 and payment should occur in the fourth quarter of 2004.

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2004.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 279 lawsuits, of which 29 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2004. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

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

On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the ground that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. Limited discovery has occurred to date. A trial date has not been set.

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

Except as noted above, at September 30, 2004, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable and long-term debt and are disclosed in the notes to the consolidated financial statements for the nine months ended September 30, 2004. Material commitments in the normal course of business also include lease commitments and pension and other post-retirement benefit obligations and are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003.

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

Results of Continuing Operations

Reported sales for the third quarter of 2004 increased 8.4% to $340.6 from $314.2 in the third quarter of 2003. Reported sales for the nine months ended September 30, 2004 increased 8.3% to $1,057.3 from $975.9 in 2003. Currency benefits provided 4.6% and 5.4% of the third quarter and year-to-date 2004 sales gains, respectively. The acquisitions of Ultrafine and Tetrionics in the second quarter of 2004 contributed another 1.5% and 0.7% of the third quarter and year-to-date 2004 sales growth, respectively. Price increases in the third quarter remained consistent with the 2.3% gain achieved in the first half of 2004, but below the 3.0% achieved in 2003 due largely to conscious pricing decisions reflective of lower worldwide inflation rates. Excluding the acquisition contribution, overall unit volumes for the third quarter and first nine months of 2004 remained consistent with prior year levels.

Reported diluted net income per share for the third quarter of 2004 rose 22.7% to $.81 from $.66 in the third quarter of 2003, including an $.09 benefit from currency exchange rates and $.05 from an international tax benefit. Reported diluted net income per share for the nine months ended September 30, 2004 rose 26.9% to $2.55 from $2.01 in 2003, including a $.32 benefit from currency exchange rates and $.14 from an international tax benefit. The third quarter and year to date 2004 earnings per share results from acquired businesses were negligible.

Reported sales growth, currency benefits and currency adjusted sales changes were as follows, compared to the same periods in 2003:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Reported	Currency Benefit	Currency Adjusted	Reported	Currency Benefit	Currency Adjusted
Scientific Research	7.1%	4.7%	2.4%	8.5%	5.6%	2.9%
Biotechnology	4.6%	4.5%	0.1%	6.5%	5.5%	1.0%
Fine Chemicals	17.7%	4.2%	13.5%	10.1%	4.8%	5.3%
Total	8.4%	4.6%	3.8%	8.3%	5.4%	2.9%

Scientific Research’s currency adjusted sales in the third quarter and nine months ended September 30, 2004 benefited from an average price increase of 2.8% and 2.9%, respectively, compared to a 4.0% gain for all of 2003. After reporting a modest volume gain of 0.6% in the second quarter of 2004, unit growth was down 0.4% in the third quarter. The benefits of the Company’s aggressive global sales and marketing activities together with continued improvement in demand from U.S. and European pharmaceutical customers was offset by a reduction in sales to academic and government accounts in the U.S. as various states responded to lower tax revenues with reductions in research funding.

Biotechnology’s price gains of 2.5% and 2.6% in the third quarter and nine months ended September 30, 2004, respectively, were largely in-line with the 2.8% gain achieved in 2003. Sales volume declined 2.4% and 1.6% in the third quarter and nine months ended September 30, 2004, respectively. After declining in the first quarter, sales to pharmaceutical accounts improved for the second successive quarter. Reduced worldwide demand for synthetic DNA, lower sales of animal sourced serum due to continued, constrained market supply and declines in sales to academic accounts similar to that experienced in Scientific Research in the third quarter more than offset the improvements, resulting in an overall volume decline for this business unit.

Electronic ordering through the Company’s web site increased worldwide sales through the web to 24% of consolidated Research Sales in the third quarter of 2004, up from 21% in the third quarter of 2003.

Fine Chemical’s currency adjusted sales benefited from the second quarter acquisitions of Ultrafine and Tetrionics that added 8.4% and 3.8% to this unit’s 2004 third quarter and year-to-date growth, respectively. Excluding these acquisitions, currency adjusted sales increased 5.1% and 1.5% from the third quarter and nine months ended September 30, 2003, respectively, improving on virtually flat performance in the first half of 2004 and reflecting continued improvement in sales to pharmaceutical customers and the traditional inconsistent quarterly sales patterns in this business.

Cost of products sold for the quarters ended September 30, 2004 and 2003 was $158.3 and $150.0, representing 46.5% and 47.7% of net sales, respectively. Cost of products sold for the nine months ended September 30, 2004 and 2003 was $493.1 and $474.1, representing 46.6% and 48.6% of net sales, respectively. The resulting gross margin improvement came from continued currency benefits, higher average sales prices, and ongoing cost reductions from process improvement activities.

Selling, general and administrative expenses were $94.3 and $84.6 for the three months ended September 30, 2004 and 2003, respectively. These expenses represented 27.7% and 26.9% of net sales for the quarters ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses were $286.2 and $256.7 for the nine months ended September 30, 2004 and 2003, respectively. These expenses represented 27.1% and 26.3% of net sales for the nine months ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses increased as a percentage of sales as savings from process improvement activities only partially offset intentionally higher spending levels for sales force additions and new marketing programs.

Research and development expenses were $10.6 and $10.2, or 3.1% and 3.2% of net sales, for the quarters ended September 30, 2004 and 2003, respectively. Research and development expenses were $31.5 for both the nine months ended September 30, 2004 and 2003 or 3.0% and 3.2% of net sales, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense for the quarters ended September 30, 2004 and 2003 was $1.3 and $2.3, respectively. Net interest expense for the nine months ended September 30, 2004 and 2003 was $5.7 and $7.7, respectively. Pretax income benefited from this $1.0 and $2.0 reduction in net interest expense for the quarter and nine months ended September 30, 2004, respectively. Net interest expense decreased due to reduced borrowings, as well as interest earned on higher cash balances in 2004.

Net income from continuing operations for the quarter ended September 30, 2004 was $56.3, compared to net income of $46.8 for the quarter ended September 30, 2003. Net income from continuing operations for the quarter ended September 30, 2004 benefited $6.3 from the positive impact of currency exchange rates and $3.2 from an international tax benefit. Net income from continuing operations for the nine months ended September 30, 2004 was $178.2, compared to net income of $143.7 for the nine months ended September 30, 2003. Net income from continuing operations for the nine months ended September 30, 2004 benefited $22.3 from the positive impact of currency exchange rates and $10.1 from an international tax benefit. The effective tax rate for the first nine months of 2004 was reduced to 26.0% from 30.2% in 2003, reflecting benefits from changing the Company’s worldwide organizational structure to align its legal entities with its actual international operating organization. R&D tax credits available in the U.S. were recently continued and U.S. tax benefits on exports will be replaced with other tax credits, resolving much of the uncertainty about the Company’s ability to maintain a 26% effective tax rate for the full year of 2004.

Discontinuance of Diagnostics Business

During the first half of 2003, the Company earned net income from its discontinued operations of $1.1, net of taxes and recorded an after-tax adjustment of $1.6, reducing its original after-tax charge of $52.3 recorded in 2002. This adjustment was due to reductions in inventory reserves and other costs to discontinue this business.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$239.4	$225.5
Investing activities	(123.4)	(34.4)
Financing activities	(109.1)	(125.1)

Operating Activities

The increase in net cash provided by operating activities for the nine months ended September 30, 2004 compared to the same period of 2003 resulted primarily from increased net income. Active management of working capital continued in the first nine months of 2004. Accounts receivable days sales outstanding at September 30, 2004 were 53 days, equal to the June 30, 2004 level and a one-day improvement from December 31, 2003 level. Ongoing active inventory management programs, partially offset by inventory added from recent acquisitions, resulted in a September 30, 2004 inventory level of 7.4 months on hand compared to 7.6 months on hand at December 31, 2003. Reported inventories declined by $2.0 since December 31, 2003, with currency exchange rates accounting for approximately 40% of the change.

Investing Activities

For the nine months ended September 30, 2004, cash used for investing activities related primarily to funding the second quarter acquisitions of $75.1 for Ultrafine and Tetrionics and capital expenditures of $49.0. Capital expenditures included the expansion of the Company’s distribution center in Germany, construction of replacement facilities to relocate the Company’s major production/R&D/packaging/administration facilities in Milwaukee, a pilot plant upgrade in Germany and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $80.0 during 2004.

Financing Activities

For the nine months ended September 30, 2004, the Company’s financing activities used cash of $109.1. Stock repurchases, payment of dividends and repayment of debt used $123.7. These cash outflows were partially offset by cash received of $14.6 from the exercise of stock options. Cash outflows totaled $35.4 and $28.6 for dividend payments and treasury stock purchases, respectively, for the first nine months of 2004 compared to $24.1 and $65.4 for dividend payments and treasury stock purchases, respectively, for the first nine months of 2003. The 47% increase in the dividend payout from the first nine months of 2003 is the result of an increase in dividends paid as the Company increased its dividend per share from $.34 to $.51 for the first nine months of 2003 and 2004, respectively.

At September 30, 2004, the Company had credit facilities totaling $300.0. These facilities provide back-up liquidity for a commercial paper program. For the nine months ended September 30, 2004 and 2003, net retirements of short-term debt were $58.0 and $47.9, respectively. In addition, the Company paid down $1.7 of long-term debt. At September 30, 2004, there was no commercial paper outstanding. For a description of the Company’s debt covenants, see Note 7 - Debt to the consolidated financial statements.

Share Repurchases

At September 30, 2004 and December 31, 2003, the Company had repurchased a total of 35.5 million shares and 35.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 69.0 million shares outstanding as of September 30, 2004. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Environmental Matters

The operations of the Company, like those of other companies engaged in similar lines of business, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality and waste handling. The Company is in discussions with the United States Department of Justice on behalf of the Environmental Protection Agency (EPA) for a civil penalty based on alleged violations of Title VI of the Clean Air Act (40 C.F.R. Part 82). Various violations have been claimed by the EPA relating to the release of certain refrigerants from industrial appliances and record keeping violations associated with such releases. A consent order has been posted in the federal register and a final settlement of $0.2 is expected. The expected settlement has been accrued for at September 30, 2004 and payment should occur in the fourth quarter of 2004.

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters.

The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2004.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 279 lawsuits, of which 29 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2004. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition but could have a material adverse effect on the Company’s results of operations in any given quarter or year. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

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

On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the ground that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. Limited discovery has occurred to date. A trial date has not been set.

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

Except as noted above, at September 30, 2004, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s results of operations or financial condition, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable and long-term debt and are disclosed in the notes to the consolidated financial statements for the nine months ended September 30, 2004. Material commitments in the normal course of business also include lease commitments and pension and other post-retirement benefit obligations and are disclosed in the notes to the consolidated financial statements for the year ended December 31, 2003.

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

The Company also reports both GAAP and adjusted income amounts and comparisons to reflect what it believes are ongoing and/or comparable operating results excluding unusual and/or non-recurring items including the international tax benefit in 2004 and the sales benefit from recent acquisitions. The Company excludes these unusual and non-recurring items in judging its performance and believes this non-GAAP information is useful to investors as well.

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

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of September 30, 2004, and determined that such controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 14 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the nine months ended September 30, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2004 – Jan 31, 2004	—	—	35.0	5.0
Feb 1, 2004 – Feb 29, 2004	0.2	$57.72	35.2	4.8
Mar 1, 2004 – Mar 31, 2004	—	—	35.2	4.8
Apr 1, 2004 – Apr 30, 2004	0.1	$57.75	35.3	4.7
May 1, 2004 – May 31, 2004	0.1	$56.81	35.4	4.6
Jun 1, 2004 – Jun 30, 2004	—	—	35.4	4.6
Jul 1, 2004 – Jul 31, 2004	0.1	$57.46	35.5	4.5
Aug 1, 2004 – Aug 31, 2004	—	—	35.5	4.5
Sep 1, 2004 – Sep 30, 2004	—	—	35.5	4.5

Total	0.5	$57.22	35.5	4.5

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares.

Item 6.	Exhibits

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10 (u)	2003 Long-term Incentive Plan, Certificate Terms – Incentive Stock Options and Non-Qualified Stock Options.*

10 (v)	Form of Stock Option Certificate.*

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ KAREN J. MILLER	November 9, 2004
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)