Form 10-K
period 2004-12-31
SIGMA ALDRICH CORP
filed 2005-03-14
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$4,058,793,337	June 30, 2004
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of March 7, 2005 was 68,844,544.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 17-48 of the Annual Report to Shareholders for the year ended December 31, 2004	Parts I, II and IV

Proxy Statement for the 2005 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company, JRH Biosciences (JRH) and Proligo Group (Proligo) operations, investments, acquisitions and conditions in the markets the Company, JRH and Proligo serve. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, including JRH and Proligo, (4) other changes in the business environment in which the Company, JRH and Proligo operate, (5) changes in research funding, (6) uncertainties surrounding government healthcare reform, (7) government regulations applicable to the business, (8) the impact of fluctuations in interest rates, (9) the effectiveness of the Company’s further implementation of its global software systems, (10) the ability to retain customers, suppliers and employees, (11) the success of research and development activities, (12) changes in worldwide tax rates or tax benefits from domestic and international operations, and (13) the outcome of the matters described in Note 11- Contingent Liabilities and Commitments-to the Company’s consolidated financial statements on page 37 of the 2004 Annual Report, which is incorporated herein by reference. The Company does not undertake any obligation to update these forward-looking statements.

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

On April 23, 2002, the Company announced its decision to sell substantially all the assets of its Diagnostics business and continue to supply customers under contract while seeking to transfer these commitments to other vendors as it sought to discontinue this business. On April 22, 2003, the Company concluded all activities related to the Diagnostics business. The operations of the Diagnostics business are accounted for as discontinued operations, and accordingly, operating results, including cash flows, are segregated in the consolidated financial statements for all periods presented.

On April 14, 2004, the Company acquired the stock of Ultrafine, a leading supplier of contract chemistry services for all phases of drug development, with capabilities ranging from fundamental research to current Good Manufacturing Practice (cGMP), including the ability to supply active ingredients for clinical trials.

On June 22, 2004, the Company acquired the stock of Tetrionics, Inc., a supplier of high purity vitamin D analogs and services including synthesis and scale up, analytical chemistry, regulatory support and cGMP of active pharmaceutical ingredients across a broad range of structural classes of molecules with a strong emphasis on high potency and cytotoxic compounds.

On February 16, 2005, the Company entered into an agreement to acquire Proligo from Degussa AG. The Company expects the acquisition to close in the second quarter of 2005.

On February 28, 2005, the Company acquired the stock of JRH, a leading global supplier of cell culture and sera products to the biopharmaceutical industry.

(b) Financial information about segments.

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13 to the Company’s consolidated financial statements on page 40 of the 2004 Annual Report, which is incorporated herein by reference.

(c) Narrative description of business.

The Company develops, manufactures and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical and other high technology manufacturing. The Company operates in 35 countries, offers 90,000 chemical and 30,000 equipment products and sells these products into over 150 countries.

Products:

The Company consists of three business units, Scientific Research, Biotechnology and Fine Chemicals, which define the Company’s approach to serving customers.

The Scientific Research unit sells biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, and pharmaceutical, diagnostic and biotechnology companies. These products represented approximately 70% of the Scientific Research unit sales in each of the years 2004, 2003, and 2002. The Scientific Research unit also sells complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. These products represented the remaining 30% of Scientific Research sales in each of the years 2004, 2003 and 2002.

The Biotechnology unit supplies immunochemical, cell culture, molecular biology, cell signaling and neuroscience biochemicals and kits used in biotechnology, genomic and proteomic research as well as chromatography products used in life science research and high technology applications.

At year end 2004, the Fine Chemicals unit was a top 25 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial and diagnostic companies. With the acquisition of JRH on February 28, 2005, the Fine Chemicals unit is now a top 10 supplier.

Status of products:

Due to continuing developments in life science, high technology and other scientific research, there can be no assurance of a continuing market for each of the Company’s products. However, through ongoing reviews of technical literature, along with regular communications with customers, the Company’s goal is to keep abreast of the trends in research techniques. This information, along with the Company’s own research technology, determines the Company’s development of improved and/or additional products.

Sales and Distribution:

During 2004, products were sold to over 60,000 accounts representing over 1,000,000 individual customers, including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as non-profit organizations and governmental institutions. Orders in laboratory quantities averaging approximately $400 accounted for 81%, 82% and 81% of the Company’s sales in 2004, 2003 and 2002, respectively. The Company also makes its chemical products available in larger-scale laboratory quantities for use in manufacturing. Sales of these products accounted for 19%, 18% and 19% of sales in 2004, 2003 and 2002, respectively.

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

Production and Purchasing:

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Houston, Texas; Bellefonte, Pennsylvania; Natick, Massachusetts; Bethany, Connecticut; Urbana, Illinois; Miamisburg, Ohio; Australia; Canada; Germany; India; Israel; Japan; Switzerland and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 90,000 chemical and 30,000 equipment products listed in the Sigma, Aldrich, Fluka/Riedel-de Haën and Supelco catalogs. The Company produces approximately 40,000 of the chemical products, which represented approximately 55% of sales in 2004. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical purchases in 2004. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. The Company continued to experience constrained market supply for various animal-sourced serum products in the worldwide markets in 2004, but expects this situation to improve with the acquisition of JRH in 2005. No assurance can be given that additional or other shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses:

The Company holds approximately 170 granted or pending patents and has approximately 500 licensing agreements worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën” and “Supelco.” The brands are marketed through business units called “Sigma-Aldrich Scientific Research,” “Sigma-Aldrich Biotechnology” and “Sigma-Aldrich Fine Chemicals or SAFC.” Their related registered logos, and the significant trademarks are expected to be maintained indefinitely.

The Company is aware of the desirability for patent and trademark protection for its products. The Company believes other than its brand names, no single patent, license, trademark (or related group of patents, licenses, or trademarks) is material in relation to its business as a whole.

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

Dependence on a single customer or product:

During the year ended December 31, 2004, no single customer or product accounted for more than 2% of the Company’s net sales.

Backlog:

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which can create a small backlog; however, at December 31, 2004 and 2003, the backlog of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2004 backlog will be shipped during 2005.

Competition:

Substantial competition exists in all of the Company’s marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and chromatography products for analyzing and separating complex chemical mixtures. While the Company generally offers thousands of chemicals in stock and analyzes many of its products, some of the Company’s products are unusual and have relatively little demand. There are many competitors who offer a limited quantity of chemicals. In addition, several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

In all product areas the Company competes primarily on the basis of customer service, product quality and price. The Company markets its chemical products through its three business units: Scientific Research, Biotechnology and Fine Chemicals. The Company’s main marketing vehicles include the website, Sigma-Aldrich.com plus over 3,000,000 printed catalogs in the marketplace in 2004 for the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, through the use of mailing of special product brochures and by personal visits by sales and technical representatives with customers.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Superfund Amendments and Reauthorization Act of 1986 (SARA) and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS and the quantities of hazardous materials in the Company’s possession.

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

Approximately 1,000 products, for which sales are not material to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (“DEA”) or the Nuclear Regulatory Commission (“NRC”). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

Approximately 200 products, for which sales are not material to the total sales of the Company, are subject to control by the Department of Commerce (“DOC”). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products by requiring a special export license.

Research and Development:

Research and development expenses were 3.0%, 3.3% and 3.4% of sales in 2004, 2003 and 2002, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for approximately 55% of total sales in 2004.

Number of persons employed:

The Company had 6,140 employees as of December 31, 2004. The total number employed in the United States was 3,235 with the remaining 2,905 employed by the Company’s international subsidiaries. The Company employs over 2,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 300 with Ph.D. degrees.

(d) Financial information about geographic areas.

Information concerning sales by geographic area and business unit for the years ended December 31, 2004, 2003 and 2002, is located in Note 13 to the Company’s consolidated financial statements on page 40 of the 2004 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2004, 2003 and 2002, approximately 62%, 59% and 55%, respectively, of the Company’s sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 34 other countries.

Through 2004, the Company used the Extraterritorial Income Exclusion (EIE), which provided certain Federal income tax advantages for sales with final destinations in an international market. The effect of the tax rules governing the EIE was to lower the effective Federal income tax rate on export income.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The new law phases out the EIE benefit, phases in a new deduction on U.S. manufacturing income, and allows the repatriation of undistributed foreign earnings at a reduced rate in 2005 subject to certain limitations. Based on 2004 levels, management estimates that any incremental 2005 tax expense from the repeal of the export benefit will largely be offset by the new deduction on U.S. manufacturing income. The Company is also reviewing the implications of the new law on repatriation of earnings, which reduces the Federal income tax rate to 5.25 percent on certain earnings distributed from non-U.S. subsidiaries in 2005.

The Company’s international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During 2004, approximately 18% of the Company’s United States operations’ chemical purchases were from international suppliers.

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

Item 2. Properties.

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

Country	Land Area (Acres)	Building Area (Sq. Ft.) (In thousands)	Function
United States	1,621	4,033	admin., production, warehousing, distrib.
Germany	42	584	admin., production, warehousing, distrib.
Switzerland	13	413	admin., production, warehousing, distrib.
United Kingdom	240	387	admin., production, warehousing, distrib.
Israel	5	132	admin., production, warehousing, distrib.
All Other	44	567	admin., production, warehousing, distrib.

Total	1,965	6,116

Percent Owned	83%
Percent Leased	17%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production and distribution capabilities in selected markets. The Company now uses about 55% of its manufacturing capacity and expects to increase the utilization of its plants in the future.

Item 3. Legal Proceedings.

The information contained in Note 11 – Contingent Liabilities and Commitments on page 37 of the 2004 Annual Report is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2004 and 2003 is located on page 48 of the 2004 Annual Report, which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation.

The following table represents the activity of share repurchases for the year ended December 31, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec 31, 2003			35.0	5.0
Jan 1, 2004 – Jan 31, 2004	—	—	35.0	5.0
Feb 1, 2004 – Feb 29, 2004	0.2	$57.72	35.2	4.8
Mar 1, 2004 – Mar 31, 2004	—	—	35.2	4.8
Apr 1, 2004 – Apr 30, 2004	0.1	$57.75	35.3	4.7
May 1, 2004 – May 31, 2004	0.1	$56.81	35.4	4.6
Jun 1, 2004 – Jun 30, 2004	—	—	35.4	4.6
Jul 1, 2004 – Jul 31, 2004	0.1	$57.46	35.5	4.5
Aug 1, 2004 – Aug 31, 2004	—	—	35.5	4.5
Sep 1, 2004 – Sep 30, 2004	—	—	35.5	4.5
Oct 1, 2004 – Oct 31, 2004	0.2	$54.66	35.7	4.3
Nov 1, 2004 – Nov 30, 2004	0.3	$57.07	36.0	4.0
Dec 1, 2004 – Dec 31, 2004	—	—	36.0	4.0

Total at Dec 31, 2004	1.0	$56.66	36.0	4.0

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

The information required by Items 6 through 8 is incorporated herein by reference to pages 17-48 of the 2004 Annual Report. See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2004 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures.

Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2004, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there was no significant change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The information contained in Management’s Report on Internal Control over Financial Reporting on page 46 of the 2004 Annual Report is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information under the captions “Nominees for Board of Directors”, “New Nominees for Director” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference.

The executive officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Larry S. Blazevich	57	Vice President Information Systems
Patricia K. Fish	44	Vice President Human Resources
David R. Harvey	65	Chairman and Chief Executive Officer
Michael R. Hogan	51	Chief Administrative Officer, Chief Financial Officer and Secretary
David W. Julien	50	President, Biotechnology
Rodney L. Kelley	51	Vice President Quality and Safety
James W. Meteer	54	Vice President Process Improvement
Karen J. Miller	47	Controller
Jai P. Nagarkatti	58	President & Chief Operating Officer, President, Scientific Research
Kirk A. Richter	58	Treasurer
Frank D. Wicks	51	President, Fine Chemicals

There is no family relationship between any of the officers or directors.

Mr. Blazevich has been Vice President Information Systems of the Company for more than five years.

Ms. Fish joined the Company in April 2004 as Vice President Human Resources. Before joining the Company, Ms. Fish was Senior Vice President Human Resources, Training and Education of RehabCare Group, Inc. from 2001 to 2004. Previously, she was Vice President Human Resources of BioMerieux-Pierre Fabre from 1996 to 2001.

Dr. Harvey has been Chairman of the Board since January 2001 and became Chief Executive Officer of the Company in November 1999. He served as the Chief Operating Officer of the Company for more than five years until November 1999. He served as President of the Company for more than five years until August 2004.

Mr. Hogan has been Chief Financial Officer and Chief Administrative Officer of the Company for more than five years.

Mr. Julien has been President of the Biotechnology unit of the Company for more than five years.

Mr. Kelley has been Vice President Quality and Safety of the Company for more than five years.

Mr. Meteer has been Vice President Process Improvement of the Company for more than five years.

Ms. Miller has been Controller of the Company for more than five years.

Dr. Nagarkatti was named President and Chief Operating Officer of the Company in August 2004. He was named President of the Scientific Research unit of the Company in December 2002 and had served as President of the Fine Chemicals unit from November 1999 to December 2002.

Mr. Richter has been Treasurer of the Company for more than five years.

Dr. Wicks was named President of the Fine Chemicals unit of the Company in December 2002. He had served as President of the Scientific Research unit from November 1999 to December 2002.

The present terms of office of the directors will expire when the next annual meeting of the Directors is held and their successors are elected.

Audit Committee Financial Expert:

The Board of Directors has established an Audit Committee, which has a written Charter approved by the Board, consisting of three directors: W. Lee McCollum, Jerome W. Sandweiss and D. Dean Spatz. The Board of Directors has determined that committee members meet Nasdaq independence requirements and that W. Lee McCollum, Chairman of the Audit Committee, qualifies as an “Audit Committee financial expert” under Item 401(h) of Regulation S-K.

Code of Ethics:

The Company has adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics may be obtained without charge by writing to the Secretary, Sigma-Aldrich Corporation, P.O. Box 14508, St. Louis, Missouri 63178.

Item 11. Executive Compensation.

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information under the captions “Director Compensation and Transactions” and “Principal Beneficial Owners and Transactions” of the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information under the caption “Audit Firm Fee Summary” of the 2005 Proxy Statement, which will be filed within 120 days after December 31, 2004, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Financial Statements.

See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2004 Annual Report listed in such Index are hereby incorporated by reference.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	March 14, 2005
	Karen J. Miller, Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ David R. Harvey	March 14, 2005
	David R. Harvey, Director, Chairman and Chief Executive Officer	Date

By	/s/ Karen J. Miller	March 14, 2005
	Karen J. Miller, Controller	Date

By	/s/ Michael R. Hogan	March 14, 2005
	Michael R. Hogan, Chief Administrative Officer, Chief Financial Officer and Secretary	Date

By	/s/ Nina V. Fedoroff	March 14, 2005
	Nina V. Fedoroff, Director	Date

By	/s/ W. Lee McCollum	March 14, 2005
	W. Lee McCollum, Director	Date

By	/s/ William C. O’Neil, Jr.	March 14, 2005
	William C. O’Neil, Jr., Director	Date

By	/s/ J. Pedro Reinhard	March 14, 2005
	J. Pedro Reinhard, Director	Date

By	/s/ Jerome W. Sandweiss	March 14, 2005
	Jerome W. Sandweiss, Director	Date

By	/s/ D. Dean Spatz	March 14, 2005
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	March 14, 2005
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page Number Reference Annual Report to Shareholders
Management’s discussion and analysis	17-26

Market risk disclosure	25

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2004 and 2003	28

Consolidated statements for the years ended December 31, 2004, 2003 and 2002
Income	27
Stockholders’ Equity	29
Cash Flows	30

Notes to consolidated financial statements	31-45

Management’s report on internal control over financial reporting	46

Reports of independent registered public accounting firm	46-47

Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2004 and Quarterly Financial Data for the quarterly periods in 2004 and 2003	48

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

3	(a)	Certificate of Incorporation and Amendments - Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

	(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4		Instruments Defining the Rights of Shareholders, Including Indentures:

	(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

	(b)	By-Laws, as amended September 30, 2003 See Exhibit 3(b) above.

	(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. - Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

	(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10		Material Contracts:

	(a)	Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

	(b)	First Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* - Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman and Chief Executive Officer David R. Harvey* - Incorporated by reference to Exhibit 10(g) of Form 10-K filed for the year ended December 31, 2002, Commission File Number 0-8135.

(g)	Share Option Plan of 1995* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(h)	First Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(i)	Second Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Third Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Fourth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Fifth Amendment to Share Option Plan of 1995* - Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Directors’ Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit A of the Company’s Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135.

(n)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* - Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(o)	Share Option Plan of 2000* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 2000, Commission File Number 0-8135.

(p)	Form of Employment Agreement (Similar Employment Agreements also exist with Larry S. Blazevich, Patricia K. Fish, Michael R. Hogan, David W. Julien, Rodney L. Kelley, James W. Meteer, Karen J. Miller, Jai P. Nagarkatti, Kirk A. Richter and Frank D. Wicks)* - Incorporated by reference to Exhibit 10(q) of Form 10-K filed for the year ended December 31, 2002, Commission File Number 0-8135.

(q)	2003 Long-Term Incentive Plan* - Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

(r)	Cash Bonus Plan* - Incorporated by reference to Appendix B of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

	(s)	First Amendment to the Executive Employment Agreement with David Harvey* - Incorporated by reference to Exhibit 10(S) of Form 10-K filed for the year ended December 31, 2003, Commission File Number 0-8135.

	(t)	Restricted Stock Agreement Under the 2003 Long-Term Incentive Plan* - Incorporated by reference to Exhibit 10(T) of Form 10-K filed for the year ended December 31, 2003, Commission File Number 0-8135.

	(u)	A written description of the manner in which compensation is set for the Non-Employee Directors of Sigma-Aldrich Corporation.

	(v)	A written description of the manner in which compensation is set for the Executive Officers of Sigma-Aldrich Corporation - Incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of Sigma-Aldrich Corporation to be held on May 3, 2005.

11		Statement Regarding Computation of Net Earnings Per Share - Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2004 consolidated financial statements filed as Exhibit 13 below.

13		Pages 17-48 of the Annual Report to Shareholders for the year ended December 31, 2004.

16		Letter Regarding Change in Certifying Accountants - Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002. Incorporated by reference to Item 4 of Form 8-K filed June 28, 2002, Commission File Number 0-8135.

18		Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit retirement and post retirement welfare benefit plans from December 31 to November 30.

21		Subsidiaries of Registrant

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

31.2		Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

32.1		CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32.1.

32.2		CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. See exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.