Form 10-Q
period 2005-03-31
SIGMA ALDRICH CORP
filed 2005-05-04
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 68,863,889 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2005.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$399.8	$368.1
Cost of products sold	192.0	171.5

Gross profit	207.8	196.6
Selling, general and administrative expenses	104.8	99.6
Research and development expenses	11.7	10.7
Interest, net	2.2	2.2

Income from operations before income taxes	89.1	84.1
Provision for income taxes	14.5	21.8

Net income	$74.6	$62.3

Net income per share – Basic	$1.08	$0.90

Net income per share – Diluted	$1.07	$0.89

Weighted average number of shares outstanding – Basic	68.8	69.2

Weighted average number of shares outstanding – Diluted	69.7	69.9

Dividends per share	$0.19	$0.17

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$164.1	$169.2
Accounts receivable, less allowance for doubtful accounts of $5.0 and $4.9, respectively	234.6	190.0
Inventories	561.1	446.8
Other current assets	102.7	87.4

Total current assets	1,062.5	893.4

Property, plant and equipment, net	612.3	584.4
Goodwill, net	344.2	158.1
Other assets	207.2	109.1

Total assets	$2,226.2	$1,745.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$196.0	$9.0
Accounts payable	92.5	86.7
Accrued payroll and payroll taxes	38.6	38.3
Accrued income taxes	71.6	46.8
Other accrued expenses	88.5	50.1

Total current liabilities	487.2	230.9

Long-term debt	326.1	177.1
Deferred post-retirement benefits	57.4	56.6
Other liabilities	102.1	68.7

Total liabilities	972.8	533.3

Stockholders’ equity:
Common stock, $1.00 par value per share; 300.0 shares authorized; 100.9 shares issued; 68.9 and 68.7 shares outstanding at March 31, 2005 and December 31, 2004, respectively	100.9	100.9
Capital in excess of par value	54.2	52.6
Common stock in treasury, at cost, 32.0 and 32.2 shares at March 31, 2005 and December 31, 2004, respectively	(1,158.2)	(1,163.1)
Retained earnings	2,159.0	2,097.5
Accumulated other comprehensive income	97.5	123.8

Total stockholders’ equity	1,253.4	1,211.7

Total liabilities and stockholders’ equity	$2,226.2	$1,745.0

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$74.6	$62.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.1	17.3
Deferred income taxes	(27.2)	(1.0)
Other	0.8	2.2
Changes in assets and liabilities:
Increase in accounts receivable	(35.7)	(36.6)
Decrease in inventories	0.5	16.5
Increase in accrued income taxes	26.5	15.9
Other	18.1	4.2

Net cash provided by operating activities	77.7	80.8

Cash flows from investing activities:
Property, plant and equipment additions	(30.4)	(11.6)
Sale of equipment	0.7	0.6
Acquisitions, net of cash acquired	(377.7)	—
Other, net	(0.4)	(0.2)

Net cash used in investing activities	(407.8)	(11.2)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	187.5	(58.0)
Issuance of long-term debt	150.0	—
Repayment of long-term debt	(1.1)	(0.1)
Payment of dividends	(13.1)	(11.8)
Treasury stock purchases	—	(11.5)
Exercise of stock options	5.5	9.0

Net cash provided by (used in) financing activities	328.8	(72.4)

Effect of exchange rate changes on cash	(3.8)	0.6

Net change in cash and cash equivalents	(5.1)	(2.2)

Cash and cash equivalents at January 1	169.2	127.6

Cash and cash equivalents at March 31	$164.1	$125.4

Supplemental disclosures of cash flow information:
Income taxes paid	$15.2	$6.9
Interest paid, net of capitalized interest	4.0	4.0

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2005.

(3) Effect of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 will be effective for the Company’s quarter ended September 30, 2005. This Statement requires companies to recognize as current-period charges certain items that were previously inventoried charges. The Company expects that the adoption of this Statement will not have a material impact on the consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). In accordance with SEC Release No. 33-8568 issued April 14, 2005, SFAS 123(R) will be effective for the Company’s quarter ended March 31, 2006. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on the consolidated financial statements. Based upon the Company’s historical level of stock option grants and valuation method, the estimated compensation expense, net of tax, would be approximately $12.0 on an annual basis.

(4) Acquisitions

On February 28, 2005, the Company completed its acquisition of all of the outstanding capital securities of JRH Biosciences Pty Ltd., CSL US Inc. and JRH Biosciences Limited, which collectively comprise the JRH Biosciences division (JRH) of CSL Limited. JRH is a leading global supplier of cell culture and sera products to the biopharmaceutical industry. Headquartered in Lenexa, Kansas, JRH has major manufacturing facilities and/or serum collection and processing centers in the United States, the United Kingdom and Australia. JRH’s product lines include sera, cell culture media used in the production of therapeutic proteins, reagent growth factors and biological material containers.

The purchase price paid (including direct acquisition costs) by the Company in the transaction was $377.7, subject to normal post-closing adjustments. The Company funded the acquisition with borrowings of $340.0 and the balance from available cash. There are no additional contingent payments or commitments related to the purchase price of this acquisition.

This acquisition has been accounted for using the purchase method of accounting and accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price (including direct acquisition costs) of $377.7 has been allocated primarily to receivables ($14.6); inventory ($124.0); other assets ($9.8); property, plant and equipment ($33.9); intangible assets ($90.5); goodwill ($185.4); accounts payable and accrued liabilities ($40.6); net deferred income tax liabilities ($38.6) and other long-term liabilities ($1.3), based on their estimated fair values at the date of acquisition.

This allocation reflects the Company’s preliminary estimates of the purchase price allocation and may be revised at a later date. Other assets and liabilities may also be identified to which a portion of the purchase price could be allocated.

The following table summarizes supplemental consolidated pro forma financial information as if the JRH acquisition had been completed on January 1, 2004:

	Three Months Ended March 31,
	2005	2004
Revenues	$423.3	$397.7
Net income	$75.3	$57.7
Diluted earnings per share	$1.08	$0.83

(5) Common Stock

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB No. 123” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 and is using the intrinsic value methodology for stock-based employee compensation. SFAS 123(R), issued in December 2004, is a revision of SFAS 123 and supercedes SFAS 148. SFAS 123(R) requires the use of the fair value based method of accounting for stock-based employee compensation and eliminates the use of the intrinsic value methodology for stock-based employee compensation that was provided in SFAS 123 as originally issued. In accordance with SEC Release No. 33-8568 issued April 14, 2005, SFAS 123(R) will be effective for the Company’s quarter ended March 31, 2006.

The Company can grant incentive and non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards under the 2003 Long-Term Incentive Plan. To determine the pro-forma effects on net income and net income per share of the stock options granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on the determined fair value of each grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s reported and pro-forma net income and net income per share for the three months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income – as reported	$74.6	$62.3
Stock-based employee compensation expense, net of tax – pro-forma	(2.8)	(2.6)

Pro-forma net income	$71.8	$59.7

Net income per share – Basic, as reported	$1.08	$0.90
Net income per share – Basic, pro-forma	$1.04	$0.86

Net income per share – Diluted, as reported	$1.07	$0.89
Net income per share – Diluted, pro-forma	$1.03	$0.85

(5) Inventories

The principal categories of inventories are:

	March 31, 2005	December 31, 2004
Finished goods	$452.5	$386.6
Work in process	37.9	19.3
Raw materials	70.7	40.9

Total	$561.1	$446.8

(6) Intangible assets

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at March 31, 2005 and December 31, 2004:

	Cost		Accumulated Amortization
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
Amortizable intangible assets:
Patents	$4.2	$4.2	$2.7	$2.7
Trademarks	20.8	7.8	5.8	5.6
Licenses	5.6	4.9	2.2	2.0
Customer relationships	73.7	15.7	1.6	0.9
Technical knowledge	19.6	2.6	0.3	0.1
Other	9.4	9.6	6.0	5.7

Total	$133.3	$44.8	$18.6	$17.0

Unamortizable intangible assets - Goodwill	$369.7	$183.9	$25.5	$25.8

For the three months ended March 31, 2005, the Company recorded amortization expense of $1.7 related to amortizable intangible assets. The Company’s acquisition of JRH added $90.5 of intangible assets and the Company recorded amortization expense of $0.5 related to the acquired intangible assets for the three months ended March 31, 2005. The Company expects to record annual amortization expense for intangible assets of approximately $10.7 and $11.4 in 2005 and 2006, respectively, and $9.9 in each of the following three years.

The change in the net goodwill for the three months ended March 31, 2005 is as follows:

Balance at December 31, 2004	$158.1
Acquisitions	188.9
Impact of foreign exchange rates	(2.8)

Balance at March 31, 2005	$344.2

The purchase price paid in cash for the acquisition of JRH has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. This allocation reflects the Company’s preliminary estimates of the purchase price allocation and may be revised at a later date.

(7) Debt

Notes Payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At March 31, 2005 and December 31, 2004, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at March 31, 2005.

The facility expiring on February 23, 2010 was entered into in February 2005 as part of a $300.0 credit agreement. This credit agreement, which replaced a $150.0 short-term facility that was due to expire on March 7, 2005, also included access to a $150.0 three-year term loan. Borrowings under the three-year term loan of $150.0 are classified as Medium-Term Notes under Long-term debt. The credit agreement was used to partially fund acquisitions and provide for working capital requirements.

At March 31, 2005, $187.5 of commercial paper was outstanding with a weighted average interest rate of 2.8%. At December 31, 2004, the Company did not have any commercial paper outstanding.

Notes payable by international subsidiaries were $7.5 and $7.8 at March 31, 2005 and December 31, 2004, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both March 31, 2005 and December 31, 2004.

Long-term debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	150.0	—
Other	2.1	3.3

Total	327.1	178.3
Less – Current maturities	(1.0)	(1.2)

	$326.1	$177.1

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at March 31, 2005.

The Medium-Term Notes were issued in February 2005 under the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At March 31, 2005, the weighted average interest rate on these notes was 3.6%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3.1 and $2.9 for the three months ended March 31, 2005 and 2004, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2005	2004
Weighted average shares
Basic shares	68.8	69.2
Effect of dilutive securities – options outstanding	0.9	0.7

Diluted shares	69.7	69.9

(9) Comprehensive Income

Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that in conformity with accounting principles generally accepted in the United States of America are excluded from net income. For the Company, other comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended March 31, 2005 and 2004, reported comprehensive income was $48.2 and $59.5, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2005	2004
Scientific Research	$228.3	$219.7
Biotechnology	86.2	83.1
SAFC (Fine Chemicals)	85.3	65.3

Total	$399.8	$368.1

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.6 and $8.5 for the three months ended March 31, 2005 and 2004, respectively.

Geographic financial information is as follows:

	Three Months Ended March 31,
	2005	2004
Net sales to unaffiliated customers:
United States	$156.3	$146.8
International	243.5	221.3

Total	$399.8	$368.1

	March 31, 2005	December 31, 2004
Long-lived assets:
United States	$433.2	$402.0
International	235.6	241.3

Total	$668.8	$643.3

(11) Share Repurchases

At March 31, 2005 and December 31, 2004, the Company had repurchased a total of 36.0 million shares of an authorized repurchase of 40 million shares. There were 68.9 million shares outstanding as of March 31, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering most of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The Company has made a determination regarding the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) that the prescription drug benefits it provides will be actuarially equivalent to the benefits provided under the Act. This determination was based on an analysis of the benefits and participant contributions for a particular participant group and comparing them to the benefits and contributions for the Medicare Part D standard benefit package. Retiree groups were assumed to be actuarially equivalent where the actuarial net value of the benefit/contribution package was greater than the Medicare Part D standard benefit package. The estimated benefit of the subsidy resulting from the Act has been incorporated as an actuarial gain into the measurement of the Plan obligation as of the November 30, 2004 measurement date. The Company has not seen any benefits of the Act through March 31, 2005. The Company may amend any of the plans periodically to reflect legislative or other benefit changes.

The components of the net periodic benefit costs for the three months ended March 31, 2005 and 2004 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2005	2004	2005	2004	2005	2004
Service cost	$1.1	$1.0	$1.7	$0.6	$0.5	$0.5
Interest cost	1.2	1.0	1.4	1.4	0.8	0.8
Expected return on plan assets	(1.6)	(1.5)	(1.4)	(1.3)	—	—
Amortization	0.4	0.3	0.3	0.1	—	—

Net periodic benefit cost	$1.1	$0.8	$2.0	$0.8	$1.3	$1.3

The Company is not required to but does expect to make contributions of at least $3.0 to the U.S. pension trust in 2005. The Company contributed $1.3 to its international pension plans for the three months ended March 31, 2005 and expects to contribute a total of approximately $5.0 in 2005.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.6 and $1.5 for the three months ended March 31, 2005 and 2004, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 289 lawsuits, of which 32 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing was subsequently postponed until June 30, 2005. Limited discovery has occurred to date. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

The Company received $32.5 in cash and recorded a one-time pretax gain of $29.3 in 2002. The Company has reinvested the proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, other government-provided funds or tax credits it receives in connection with the replacement facility and additional funds from its ongoing capital budgets to construct replacement facilities by mid-2005, commencing construction in August 2003. Management expects productivity from the more modern and cost-effective design of its new facilities to fully offset all incremental costs upon completion of the new facilities in mid-2005. The Company believes that it will be able to avoid potential business interruptions by constructing and occupying fully functional replacement facilities by mid-2005 and has been successful in extending the date by which it must vacate its existing facility to September 30, 2005 in order to provide extra protections against unknown contingencies. However, any such interruptions could have a material adverse effect on the Company’s business and results of operations.

Other

Except as noted above, at March 31, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

(14) Subsequent Event

On April 1, 2005, the Company completed its acquisition of the Proligo Group (Proligo) from Degussa AG. Proligo, a global supplier of key genomics research tools including custom DNA, custom RNA and phosphoramidite raw materials used for DNA and RNA synthesis, had 2004 sales of approximately $40.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, share repurchases, acquisitions and other matters. These statements involve assumptions regarding Company operations, investments and acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, including JRH Biosciences division (JRH) and the Proligo Group (Proligo), (4) other changes in the business environment in which the Company and Proligo operate, (5) changes in research funding, (6) uncertainties surrounding government healthcare reform, (7) government regulations applicable to the business, (8) the impact of fluctuations in interest rates, (9) the effectiveness of the Company’s further implementation of its global software systems, (10) the ability to retain customers, suppliers and employees, (11) the success of research and development activities, (12) changes in worldwide tax rates or tax benefits from domestic and international operations, and (13) the outcome of the matters described in “Other Matters” below. The Company does not undertake any obligation to update these forward-looking statements.

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

With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. While the Company is able to report currency impacts after the fact, it is unable to estimate the changes that may occur during 2005 to applicable rates of exchange. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of the Company’s sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes are ongoing and/or comparable operating results excluding currency impacts and unusual and/or certain other items including the tax claim settlement benefit in the first quarter of 2005 and the sales benefit from acquisitions. The Company excludes these unusual and non-recurring items in judging its performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Reported sales for the first quarter of 2005 increased 8.6% to $399.8 from $368.1 in the first quarter of 2004. Overall selling price increases in 2005’s first quarter were largely in-line with the 2.5% gain realized for all of 2004. The February 28, 2005 acquisition of JRH’s industrial cell culture business contributed 3.2 percentage points of the quarterly gain. Currency benefits provided another 3.1 percentage points of the growth. Overall, first quarter 2005 sales, adjusted to exclude the JRH industrial cell culture business and currency, grew by 2.3%.

Reported diluted net income per share for the first quarter of 2005 rose 20.2% to $1.07 from $.89 in the first quarter of 2004, including $.16 from a tax claim settlement benefit and a $.05 benefit from currency exchange rate changes, partially offset by a non-cash inventory purchase accounting charge of $.02 and a lower level of international and other tax benefits.

Reported sales growth, increases in sales of industrial cell culture products due to the acquisition of JRH (indicated as “JRH Industrial” in the table below), currency benefit and the adjusted sales growth were as follows, compared to the same periods in 2004:

	Three Months Ended March 31, 2005
	Reported	JRH Industrial	Currency Benefit	Adjusted
Scientific Research	3.9%	—%	3.2%	0.7%
Biotechnology	3.7%	—%	2.9%	0.8%
SAFC (Fine Chemicals)	30.6%	18.2%	3.1%	9.3%
Total	8.6%	3.2%	3.1%	2.3%

Scientific Research’s currency adjusted sales in the first quarter of 2005 benefited from improved sales to pharmaceutical customers worldwide, continuing the quarterly growth experienced in each of the final three quarters of 2004. Modest improvement in first quarter 2005 sales to U.S. academic accounts was partially offset by a decline in sales to this account group in Europe.

Biotechnology’s sales to U.S. pharmaceutical customers increased over the prior year for the fourth successive quarter. Currency adjusted sales declined in Europe due to lower sales of animal sourced serum products.

Electronic ordering through the Company’s web site and sales from direct electronic links with customers continued the pattern of progressive quarterly improvement, increasing worldwide e-commerce sales to 29% of consolidated Research Sales in the first quarter of 2005, up from 23% in the first quarter of 2004.

SAFC’s currency adjusted sales benefited from the February 28, 2005 acquisition of JRH’s industrial cell culture business that added 18.2% to this unit’s 2005 first quarter sales growth. Excluding JRH, currency adjusted sales increased 9.3% in the first quarter of 2005. This performance reflects continued gains in sales to pharmaceutical customers worldwide and full integration of the operations of Ultrafine and Tetrionics, both acquired in the second quarter of 2004.

Cost of products sold for the three months ended March 31, 2005 and 2004 was $192.0 and $171.5, representing 48.0% and 46.6% of net sales, respectively. The gross margin change in 2005 from 2004 primarily reflects the higher product cost levels of the acquired industrial cell culture business, including the purchase accounting charge from increasing the value of JRH inventory. This purchase accounting charge is expected to impact product costs for approximately twelve months.

Selling, general and administrative expenses were $104.8 and $99.6 for the three months ended March 31, 2005 and 2004, respectively. These expenses represented 26.2% and 27.1% of net sales for the quarters ended March 31, 2005 and 2004, respectively. Selling, general and administrative expenses declined as a percentage of sales in the first quarter of 2005 due to lower operating expense levels for JRH and process improvement benefits that more than offset increases from sales force additions in 2004 and new marketing programs.

Research and development expenses were $11.7 and $10.7 for the quarters ended March 31, 2005 and 2004, respectively. These expenses represented 2.9% of net sales for both periods. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense was $2.2 for each of the quarters ended March 31, 2005 and 2004.

Net income for the quarter ended March 31, 2005 was $74.6, compared to net income of $62.3 for the quarter ended March 31, 2004. Net income for the quarter ended March 31, 2005 was affected by the items mentioned above and benefited $11.3 from a tax claim settlement benefit and $3.7 from the positive impact of currency exchange rate changes, partially offset by a non-cash inventory purchase accounting charge of $1.1 and a lower level of international and other tax benefits. The effective tax rate for the first three months of 2005 was reduced to 16.3% from 25.9% in 2004, reflecting a benefit from a favorable settlement of tax claims for 1998 through 2001 and a reduction in tax reserves based on these settlements. This benefit is applicable only to results for the first quarter of 2005. International and other tax benefits continued, but at a lower level than those realized in 2004, with an expected effective tax rate of 29% for the remaining quarters in 2005 compared to an effective tax rate for all of 2004 of 25.3%.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$77.7	$80.8
Investing activities	(407.8)	(11.2)
Financing activities	328.8	(72.4)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005 decreased $3.1 compared to the same period of 2004. This decrease results primarily from lower cash inflows due to reductions of inventories in the first quarter of 2005 compared to the first quarter of 2004 and net changes in deferred income taxes and accrued income taxes that resulted primarily from the tax claim settlement. Increased net income from operations and increases in accounts payable and other accrued expenses benefited net cash provided by operating activities in the first quarter of 2005 as compared to 2004. Accounts receivable days sales outstanding at March 31, 2005 of 48 days are a two day improvement from the December 31, 2004 level. At March 31, 2005, inventory levels, excluding JRH inventories, decreased to 7.4 months on hand compared to 7.7 months on hand at December 31, 2004. Reported inventories of $561.1 at March 31, 2005 were $114.3 higher than at December 31, 2004, with $121.6 of inventory added in the JRH acquisition partially offset by currency exchange rate changes.

Investing Activities

For the three months ended March 31, 2005, cash used in investing activities related primarily to funding the acquisition of JRH for $377.7 and capital expenditures of $30.4. Capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $96.0 during 2005. On April 1, 2005, the Company completed the acquisition of Proligo.

Financing Activities

For the three months ended March 31, 2005, the Company’s financing activities provided cash of $328.8 primarily from the issuance of short-term and long-term debt to fund the acquisition of JRH. The issuance of short-term and long-term debt, net of repayments, provided $187.5 and $148.9, respectively, for the first quarter of 2005 compared to net repayments of short-term and long-term debt of $58.0 and $0.1 for the first quarter of 2004, respectively. Cash received from the exercise of stock options totaled $5.5 and $9.0 for the three months ended March 31, 2005 and 2004, respectively. These cash inflows were partially offset by $13.1 used for the payment of dividends in the first quarter of 2005 compared to $11.8 in the first quarter of 2004. Cash outflows totaled $11.5 for treasury stock repurchases for the three months ending March 31, 2004. The Company did not repurchase stock during the first three months of 2005.

At March 31, 2005, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At March 31, 2005, the Company had $187.5 of commercial paper outstanding. The Company had borrowings of $150.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s debt covenants, see Note 7 - Debt to the consolidated financial statements.

Share Repurchases

At March 31, 2005 and December 31, 2004, the Company had repurchased a total of 36.0 million shares of an authorized repurchase of 40 million shares. There were 68.9 million shares outstanding as of March 31, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings, term loans, and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases and working capital presently and for the next 12 months.

Contractual Obligations

In the first quarter of 2005, the Company completed its acquisition of JRH and funded this acquisition with commercial paper and a three-year term loan. At March 31, 2005, the Company had $187.5 of commercial paper outstanding with maturities less than one year and $150.0 outstanding on a three-year term loan due in February 2008 for a total increase in contractual obligations of $337.5.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 289 lawsuits, of which 32 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing was subsequently postponed until June 30, 2005. Limited discovery has occurred to date. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Except as noted above, at March 31, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated as updated in Note 7 and Note 12 of this Report.

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

The principal forward currency exchange contracts are for the British pound, Euro, Swiss franc, Japanese yen and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months. The counterparties to the contracts are large, reputable commercial banks and, accordingly, the Company expects all counterparties to meet their obligations.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of March 31, 2005, and determined that such controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They also determined in their evaluation that there was no significant change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the three months ended March 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2005 – Jan 31, 2005	—	—	36.0	4.0
Feb 1, 2005 – Feb 28, 2005	—	—	36.0	4.0
Mar 1, 2005 – Mar 31, 2005	—	—	36.0	4.0

Total	—	—	36.0	4.0

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares.

Item 6. Exhibits

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10.1	Purchase and Sale Agreement, dated January 18, 2005 by and among Sigma-Aldrich Corporation, CSL Limited, CSL International Pty Ltd and CSL UK Holdings Limited – Incorporated by reference to Exhibit 2.1 of Form 8-K filed on March 1, 2005, Commission File number 0-8135.

10.2	Credit Agreement, dated February 23, 2005 between Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein – Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 25, 2005, Commission File number 0-8135.

10.3	Summary of Fiscal 2005 Salaries for the Named Executive Officers of Sigma-Aldrich Corporation.*

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	May 4, 2005 Date
Karen J. Miller, Controller
(on behalf of the Company and as Principal Accounting Officer)