Form 10-Q
period 2005-06-30
SIGMA ALDRICH CORP
filed 2005-08-09
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 67,498,549 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2005.

Sigma-Aldrich Corporation

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$444.0	$348.6	$843.8	$716.7
Cost of products sold	221.2	163.3	413.2	334.8

Gross profit	222.8	185.3	430.6	381.9
Selling, general and administrative expenses	116.8	92.3	221.6	191.9
Research and development expenses	13.1	10.2	24.8	20.9
Interest, net	4.9	2.2	7.1	4.4

Income from operations before income taxes	88.0	80.6	177.1	164.7
Provision for income taxes	25.5	21.0	40.0	42.8

Net income	$62.5	$59.6	$137.1	$121.9

Net income per share – Basic	$0.92	$0.86	$2.00	$1.76

Net income per share – Diluted	$0.91	$0.85	$1.98	$1.75

Weighted average number of shares outstanding – Basic	68.2	69.1	68.5	69.1

Weighted average number of shares outstanding – Diluted	69.0	69.8	69.3	69.8

Dividends per share	$0.19	$0.17	$0.38	$0.34

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2005 (Unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$130.0	$169.2
Accounts receivable, less allowance for doubtful accounts of $6.4 and $4.9 at June 30, 2005 and December 31, 2004, respectively	246.5	190.0
Inventories	553.4	446.8
Other current assets	101.7	87.4

Total current assets	1,031.6	893.4

Property, plant and equipment, net	622.6	584.4
Goodwill, net	350.4	158.1
Other assets	207.2	109.1

Total assets	$2,211.8	$1,745.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$283.1	$9.0
Accounts payable	89.9	86.7
Accrued payroll and payroll taxes	43.9	38.3
Accrued income taxes	49.5	46.8
Other accrued expenses	82.1	50.1

Total current liabilities	548.5	230.9

Long-term debt	326.4	177.1
Deferred post-retirement benefits	59.3	56.6
Deferred taxes	79.3	46.8
Other liabilities	21.9	21.9

Total liabilities	1,035.4	533.3

Stockholders’ equity:

Common stock, $1.00 par value per share; 300.0 shares authorized; 100.9 shares issued; 67.5 and 68.7 shares outstanding at June 30, 2005 and December 31, 2004, respectively	100.9	100.9
Capital in excess of par value	54.8	52.6
Common stock in treasury, at cost, 33.4 and 32.2 shares at June 30, 2005 and December 31, 2004, respectively	(1,239.6)	(1,163.1)
Retained earnings	2,208.8	2,097.5
Accumulated other comprehensive income	51.5	123.8

Total stockholders’ equity	1,176.4	1,211.7

Total liabilities and stockholders’ equity	$2,211.8	$1,745.0

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$137.1	$121.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.1	34.9
Deferred income taxes	(33.1)	2.2
Other	2.7	3.2
Changes in assets and liabilities:
Increase in accounts receivable	(48.5)	(28.4)
Decrease in inventories	5.3	16.7
Increase in accrued income taxes	6.4	3.2
Other	12.4	10.2

Net cash provided by operating activities	125.4	163.9

Cash flows from investing activities:
Property, plant and equipment additions	(50.9)	(29.4)
Sale of equipment	0.9	0.7
Acquisitions, net of cash acquired	(427.7)	(74.3)
Other, net	(3.9)	0.3

Net cash used in investing activities	(481.6)	(102.7)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	274.4	(16.0)
Issuance of long-term debt	150.0	0.3
Repayment of long-term debt	(1.3)	(0.3)
Payment of dividends	(25.8)	(23.6)
Treasury stock purchases	(79.4)	(23.0)
Exercise of stock options	7.1	13.2

Net cash provided by (used in) financing activities	325.0	(49.4)

Effect of exchange rate changes on cash	(8.0)	(0.7)

Net change in cash and cash equivalents	(39.2)	11.1
Cash and cash equivalents at January 1	169.2	127.6

Cash and cash equivalents at June 30	$130.0	$138.7

Supplemental disclosures of cash flow information:
Income taxes paid	$68.3	$37.5
Interest paid, net of capitalized interest	8.9	5.5

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2005.

(3) Effect of New Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 will be effective for the Company’s quarter ended March 31, 2006. This Statement requires companies to recognize as current-period charges certain items that were previously inventoried charges. The Company expects that the adoption of this Statement will not have a material impact on the consolidated financial statements.

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

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this Statement will have any impact on the consolidated financial statements.

(4) Acquisitions

On February 28, 2005, the Company completed its acquisition of all of the outstanding capital securities of JRH Biosciences Pty Ltd., CSL US Inc. and JRH Biosciences Limited, which collectively comprised the JRH Biosciences division (JRH) of CSL Limited. JRH is a leading global supplier of cell culture and sera products to the biopharmaceutical industry. Headquartered in Lenexa, Kansas, JRH has major manufacturing facilities and/or serum collection and processing centers in the United States, the United Kingdom and Australia. JRH’s product lines include sera, cell culture media used in the production of therapeutic proteins, reagent growth factors and biological material containers.

The purchase price paid (including direct acquisition costs) by the Company in the transaction was $378.0, subject to normal post-closing adjustments. The Company funded the acquisition with borrowings of $340.0 and the balance from available cash. There are no additional contingent payments or commitments related to the purchase price of this acquisition.

This acquisition has been accounted for using the purchase method of accounting and accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price (including direct acquisition costs) of $378.0 has been allocated primarily to receivables ($14.6); inventory ($123.6); other assets ($10.3); property, plant and equipment ($33.9); intangible assets ($90.5); goodwill ($185.6); accounts payable and accrued liabilities ($40.6); net deferred income tax liabilities ($38.6) and other long-term liabilities ($1.3), based on their estimated fair values at the date of acquisition.

This allocation reflects the Company’s preliminary estimates of the purchase price allocation and may be revised at a later date. Other assets and liabilities may also be identified to which a portion of the purchase price could be allocated.

The following table summarizes supplemental consolidated pro forma financial information as if the JRH acquisition had been completed on January 1, 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$444.0	$382.2	$867.3	$779.9
Net income	65.4	58.3	140.7	116.0
Diluted earnings per share	$0.95	$0.84	$2.03	$1.66

On April 1, 2005, the Company completed its acquisition of the Proligo Group (Proligo) from Degussa AG. Proligo, a global supplier of key genomics research tools including custom DNA, custom RNA and phosphoramidite raw materials used for DNA and RNA synthesis, had 2004 sales of approximately $40.0.

(5) Common Stock

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 and is using the intrinsic value methodology for stock-based employee compensation. SFAS 123(R), issued in December 2004, is a revision of SFAS 123 and supercedes SFAS 148. SFAS 123(R) requires the use of the fair value based method of accounting for stock-based employee compensation and eliminates the use of the intrinsic value methodology for stock-based employee compensation that was provided in SFAS 123 as originally issued. In accordance with SEC Release No. 33-8568 issued April 14, 2005, SFAS 123(R) will be effective for the Company’s quarter ended March 31, 2006.

The Company can grant incentive and non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards under its 2003 Long-Term Incentive Plan. To determine the pro-forma effects on net income and net income per share of the stock options granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on the determined fair value of each grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of

SFAS 123, the Company’s reported and pro-forma net income and net income per share for the three and six month periods ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income – as reported	$62.5	$59.6	$137.1	$121.9
Stock-based employee compensation expense, net of tax – pro-forma	(1.8)	(3.1)	(4.6)	(5.7)

Pro-forma net income	$60.7	$56.5	$132.5	$116.2

Net income per share – Basic, as reported	$0.92	$0.86	$2.00	$1.76
Net income per share – Basic, pro-forma	$0.89	$0.82	$1.93	$1.68

Net income per share – Diluted, as reported	$0.91	$0.85	$1.98	$1.75
Net income per share – Diluted, pro-forma	$0.88	$0.81	$1.91	$1.66

(6) Inventories

The principal categories of inventories are:

	June 30, 2005	December 31, 2004
Finished goods	$432.7	$386.6
Work in process	47.0	19.3
Raw materials	73.7	40.9

Total	$553.4	$446.8

(7) Intangible assets

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at June 30, 2005 and December 31, 2004:

	Cost		Accumulated Amortization
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Amortizable intangible assets:
Patents	$4.4	$4.2	$2.8	$2.7
Trademarks	20.8	7.8	6.2	5.6
Licenses	9.5	4.9	2.3	2.0
Customer relationships	73.6	15.7	3.0	0.9
Technical knowledge	19.6	2.6	0.6	0.1
Other	13.4	9.6	6.6	5.7

Total	$141.3	$44.8	$21.5	$17.0

Unamortizable intangible assets - Goodwill	$375.4	$183.9	$25.0	$25.8

The following table provides a summary of the amortizable intangible assets added in the acquisitions of JRH and Proligo:

	Amount	Useful Lives
Acquired amortizable intangible assets:
Trademarks	$13.0	20 years
Customer relationships	59.0	15 years
Technical knowledge	17.0	15 years
Other	5.7	8 years

Total	$94.7

For the three month and six month periods ended June 30, 2005, the Company recorded amortization expense of $3.4 and $5.1 related to amortizable intangible assets, respectively. The Company recorded amortization expense of $2.1 and $2.6 related to the acquired intangible assets of JRH and Proligo for the three month and six month periods ended June 30, 2005, respectively. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 and $12.0 in 2005 and 2006, respectively, and $10.0 in each of the following three years.

The change in the Company’s net goodwill for the six months ended June 30, 2005 is as follows:

Balance at December 31, 2004	$158.1
Acquisitions	199.2
Impact of foreign exchange rates	(6.9)

Balance at June 30, 2005	$350.4

The purchase price paid in cash for the acquisitions of JRH and Proligo has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. This allocation reflects the Company’s preliminary estimates of the purchase price allocations and may be revised at a later date.

(8) Debt

Notes Payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At June 30, 2005 and December 31, 2004, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at June 30, 2005.

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

At June 30, 2005, $274.8 of commercial paper was outstanding with a weighted average interest rate of 3.3%. At December 31, 2004, the Company did not have any commercial paper outstanding.

Notes payable by international subsidiaries were $7.2 and $7.8 at June 30, 2005 and December 31, 2004, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both June 30, 2005 and December 31, 2004.

Long-term debt

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	150.0	—
Other	2.5	3.3

Total	327.5	178.3
Less – Current maturities	(1.1)	(1.2)

	$326.4	$177.1

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at June 30, 2005.

The Medium-Term Notes were issued in February 2005 under the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At June 30, 2005, the weighted average interest rate on these notes was 3.7%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $5.4 and $2.6 for the three months ended June 30, 2005 and 2004, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $8.5 and $5.5 for the six months ended June 30, 2005 and 2004, respectively.

(9) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares
Basic shares	68.2	69.1	68.5	69.1
Effect of dilutive securities – options outstanding	0.8	0.7	0.8	0.7

Diluted shares	69.0	69.8	69.3	69.8

(10) Comprehensive Income

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

For the three months ended June 30, 2005 and 2004, reported comprehensive income was $16.6 and $54.1, respectively. For the six months ended June 30, 2005 and 2004, reported comprehensive income was $64.8 and $113.6, respectively.

(11) Company Operations by Business Unit

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

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Scientific Research	$226.9	$205.5	$455.2	$425.2
Biotechnology	90.7	78.1	176.9	161.2
SAFC	126.4	65.0	211.7	130.3

Total	$444.0	$348.6	$843.8	$716.7

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $8.9 and $6.6 for the three months ended June 30, 2005 and 2004, respectively. These sales for the six months ended June 30, 2005 and 2004 were $15.5 and $15.1, respectively.

Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
United States	$183.1	$142.1	$339.4	$288.9
International	260.9	206.5	504.4	427.8

Total	$444.0	$348.6	$843.8	$716.7

	June 30, 2005	December 31, 2004
Long-lived assets:
United States	$439.0	$402.0
International	220.1	241.3

Total	$659.1	$643.3

(12) Share Repurchases

At June 30, 2005 and December 31, 2004, the Company had repurchased a total of 37.4 million shares and 36.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 67.5 million shares outstanding as of June 30, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

The components of the net periodic benefit costs for the three months ended June 30, 2005 and 2004 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2005	2004	2005	2004	2005	2004
Service cost	$1.1	$1.0	$1.7	$0.6	$0.3	$0.5
Interest cost	1.2	1.0	1.4	1.4	0.7	0.8
Expected return on plan assets	(1.6)	(1.5)	(1.4)	(1.3)	—	—
Amortization	0.4	0.3	0.3	0.1	(0.2)	—

Net periodic benefit cost	$1.1	$0.8	$2.0	$0.8	$1.3	$1.3

The components of the net periodic benefit costs for the six months ended June 30, 2005 and 2004 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2005	2004	2005	2004	2005	2004
Service cost	$2.2	$2.0	$3.4	$1.2	$0.8	$1.0
Interest cost	2.4	2.0	2.8	2.8	1.5	1.6
Expected return on plan assets	(3.2)	(3.0)	(2.8)	(2.6)	—	—
Amortization	0.8	0.6	0.6	0.2	(0.2)	—

Net periodic benefit cost	$2.2	$1.6	$4.0	$1.6	$2.1	$2.6

The Company is not required to but does expect to make contributions of at least $3.0 to the U.S. pension trust in 2005. The Company contributed $2.3 to its international pension plans for the six months ended June 30, 2005 and expects to contribute a total of approximately $4.3 in 2005.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.7 and $1.5 for the three months ended June 30, 2005 and 2004, respectively, and $3.3 and $3.0 for the six months ended June 30, 2005 and 2004, respectively.

(14) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 289 lawsuits, of which 33 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability discovery and any expert discovery related to the Markman hearing be completed by May 6,

2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. Post-hearing briefing and argument will occur until September 30, 2005, at which time the claim construction issues will be submitted to the Court for determination. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In separate agreements, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through September 30, 2005. The Company has constructed and currently occupies replacement facilities adjacent to other local sites it currently owns.

The Company received $32.5 in cash and recorded a one-time pretax gain of $29.3 in 2002. The Company has reinvested proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, other government-provided funds or tax credits it received in connection with the replacement facility and additional funds from its ongoing capital budgets to construct the replacement facilities, commencing construction in August 2003 and occupying the new facilities on May 21, 2005.

Other

Except as noted above, at June 30, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Management believes that the above noted matters have been sufficiently provided for by the Company’s insurance coverages, legal and other reserves, which are evaluated and adjusted each quarter, as deemed appropriate. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated in Note 8 and Note 13 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, share repurchases, acquisitions and other matters. These statements involve assumptions regarding Company operations, investments and acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (4) other changes in the business environment in which the Company operates, (5) changes in research funding, (6) uncertainties surrounding government healthcare reform, (7) government regulations applicable to the business, (8) the impact of fluctuations in interest rates, (9) the effectiveness of the Company’s further implementation of its global software systems, (10) the ability to retain customers, suppliers and employees, (11) the success of research and development activities, (12) changes in worldwide tax rates or tax benefits from domestic and international operations, and (13) the outcome of the matters described in “Other Matters” below. The Company does not undertake any obligation to update these forward-looking statements.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures to supplement its GAAP disclosures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. While the Company is able to report currency impacts after the fact, it is unable to estimate the changes that may occur during 2005 to applicable rates of exchange and is thus unable to provide a reconciliation of the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2005 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of the Company’s sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes are ongoing and/or comparable operating results excluding currency impacts and certain other items including the tax claim settlement benefit in the first quarter of 2005 and the sales benefit from acquisitions. The Company excludes these other items in judging its performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Reported sales for the second quarter of 2005 increased 27.4% to $444.0 from $348.6 in the second quarter of 2004. Reported sales for the first six months of 2005 increased 17.7% to $843.8 from $716.7 in the first six months of 2004. The combination of strong growth in core businesses and the integration of Ultrafine (acquired in April 2004), Tetrionics (acquired in June 2004), JRH’s research based business (acquired in

February 2005) and Proligo (acquired in April 2005) provided 12.4 and 7.1 percentage points of the gains in the second quarter and first six months of 2005, respectively. The acquisition of JRH’s industrial cell culture business contributed 11.9 and 7.5 percentage points of the increase in sales for the three and six months ended June 30, 2005, respectively. Currency benefits provided another 3.1 percentage points of both the second quarter and year-to-date growth. The Company’s pricing strategy has remained consistent and price increases for the three and six months ended June 30, 2005 provided similar contributions to those realized in prior periods.

Reported diluted net income per share for the second quarter of 2005 rose 7.1% to $.91 from $.85 in the second quarter of 2004, including a $.05 benefit from currency exchange rate changes that was offset by a non-cash inventory purchase accounting charge of $.05. A lower level of international and other tax benefits also reduced the growth in diluted net income per share in the second quarter of 2005. Reported diluted net income per share for the six months ended June 30, 2005 rose 13.1% to $1.98 from $1.75 in the first six months of 2004, with a $.16 benefit from a first quarter tax claim settlement and a $.10 year-to-date benefit from currency being partially offset by an inventory purchase accounting charge of $.07.

Reported sales growth, increases in sales of industrial cell culture products due to the acquisition of JRH (indicated as “JRH Industrial” in the table below), currency benefits and the adjusted sales growth were as follows, compared to the same periods in 2004:

	Three Months Ended June 30, 2005
	Reported	JRH Industrial	Currency Benefit	Adjusted

Scientific Research	10.4%	—%	3.3%	7.1%
Biotechnology	16.1%	—%	2.8%	13.3%
SAFC	94.5%	63.8%	2.8%	27.9%
Total	27.4%	11.9%	3.1%	12.4%

	Six Months Ended June 30, 2005
	Reported	JRH Industrial	Currency Benefit	Adjusted

Scientific Research	7.1%	—%	3.3%	3.8%
Biotechnology	9.7%	—%	2.9%	6.8%
SAFC	62.5%	41.0%	2.9%	18.6%
Total	17.7%	7.5%	3.1%	7.1%

Scientific Research’s currency adjusted sales in the second quarter of 2005 benefited from accelerated sales to pharmaceutical customers worldwide, improving on the quarterly growth experienced in each of the preceding four quarters. Sales growth also improved in academic accounts in Europe that had experienced a modest sales decline in the first quarter of 2005 and in other commercial accounts across various industry sectors.

Currency adjusted Biotechnology sales growth in the second quarter of 2005 benefited by the integration of Proligo into our existing genomics business and the combination of the research based cell culture business of JRH with the existing Sigma-Aldrich research based cell culture business. Steady growth in sales to pharmaceutical customers worldwide was bolstered with improved growth to both academic accounts in Europe and other health care related customers.

Electronic ordering through the Company’s web site and sales from direct electronic links with customers continued the pattern of progressive quarterly improvement, increasing worldwide e-commerce sales to 30% of consolidated Research sales (Scientific Research and Biotechnology combined) in the second quarter of 2005, up from 29% in the first quarter of 2005.

SAFC’s currency adjusted sales benefited from the acquisition of JRH’s industrial cell culture business that added 63.8% and 41.0% to this unit’s 2005 second quarter and year-to-date sales growth, respectively. Excluding JRH, currency adjusted sales increased 27.9% and 18.6% in the three and six months ended June 30, 2005, respectively. The 27.9% increase in organic sales reflects continued gains in sales to pharmaceutical customers worldwide and improved sales to a variety of other manufacturers. The operations of Ultrafine and Tetrionics – both acquired during the second quarter of 2004 and now fully integrated into and indistinguishable from the pre-acquisition base businesses of Sigma-Aldrich to enable us to manage customer relationships on a combined basis and take advantage of our expanded worldwide manufacturing, distribution and sales capabilities – also contributed to this organic sales growth.

Cost of products sold for the three months ended June 30, 2005 and 2004 was $221.2 and $163.3, respectively, representing 49.8% and 46.8% of net sales, respectively. Cost of products sold for the six months ended June 30, 2005 and 2004 was $413.2 and $334.8, respectively, representing 49.0% and 46.7% of net sales, respectively. The gross margin decline in 2005 from 2004 primarily reflects the higher product costs as a percent of sales of the acquired industrial cell culture business, including the purchase accounting impact to adjust the acquired JRH and Proligo inventories to their fair market values. This purchase accounting charge is expected to impact product costs for approximately twelve months from the dates on which JRH and Proligo were initially acquired.

Selling, general and administrative expenses were $116.8 and $92.3 for the three months ended June 30, 2005 and 2004, respectively. These expenses represented 26.3% and 26.5% of net sales for the quarters ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses were $221.6 and $191.9 for the six months ended June 30, 2005 and 2004, respectively. These expenses represented 26.3% and 26.8% of net sales for the six months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses declined as a percentage of sales in the first quarter and first six months of 2005 due primarily to lower operating expenses as a percent of sales for the JRH industrial cell culture business and process improvement benefits that more than offset increases from sales force additions in 2004 and new marketing programs.

Research and development expenses were $13.1 and $10.2 for the quarters ended June 30, 2005 and 2004, respectively. These expenses represented 3.0% and 2.9% of net sales for the quarters ended June 30, 2005 and 2004, respectively. Research and development expenses were $24.8 and $20.9 for the six months ended June 30, 2005 and 2004, respectively. These expenses represented 2.9% of net sales for both periods. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 55% of total sales.

Net interest expense was $4.9 and $2.2 for the quarters ended June 30, 2005 and 2004, respectively. Net interest expense was $7.1 and $4.4 for the six months ended June 30, 2005 and 2004, respectively. Net interest expense increased due to costs related to borrowings for the acquisitions of JRH and Proligo and share repurchases and higher interest rates.

Net income for the quarter ended June 30, 2005 was $62.5, compared to net income of $59.6 for the quarter ended June 30, 2004. Net income for the quarter ended June 30, 2005 was affected by the items mentioned above and benefited $3.5 from the positive impact of currency exchange rate changes offset by a non-cash inventory purchase accounting charge of $3.6 and a lower level of international and other tax benefits. Net income for the six months ended June 30, 2005 was $137.1, compared to net income of $121.9 for the six months ended June 30, 2004. Net income for the six months ended June 30, 2005 was affected by the items mentioned above and benefited $11.3 from a tax claim settlement benefit and $7.2 from the positive impact of currency exchange rate changes, partially offset by a non-cash inventory purchase accounting charge of $4.7 and a lower level of international and other tax benefits. The effective tax rate for the first half of 2005 was reduced to 22.6% from 26.0% in 2004, reflecting a benefit from a favorable settlement of tax claims for 1998 through 2001 and a reduction in tax liabilities based on this settlement. This benefit is applicable only to results for the first quarter of 2005. International and other tax benefits continued, but at a lower level than those realized in 2004, with a second quarter 2005 effective tax rate of 29% compared to 26.1% for the second quarter of 2004.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$125.4	$163.9
Investing activities	(481.6)	(102.7)
Financing activities	325.0	(49.4)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2005 decreased $38.5 compared to the same period of 2004. This decrease results primarily from lower cash inflows due to a lower level of reductions of inventories in the first six months of 2005 compared to the first six months of 2004, higher level increases in accounts receivable in the first six months of 2005 and net changes in deferred income taxes and accrued income taxes that resulted primarily from the tax claim settlement. Increased net income from operations benefited net cash provided by operating activities in the first six months of 2005 as compared to 2004. Accounts receivable days sales outstanding at June 30, 2005 of 49 days are a one day improvement from the December 31, 2004 level. At June 30, 2005, inventory levels, excluding JRH and Proligo inventories, decreased to 7.1 months on hand compared to 7.7 months on hand at December 31, 2004. Reported inventories of $553.4 at June 30, 2005 were $106.6 higher than at December 31, 2004, which includes $122.0 of inventory added through the JRH and Proligo acquisitions, partially offset by currency exchange rate changes.

Investing Activities

For the six months ended June 30, 2005, cash used in investing activities related primarily to funding the acquisitions of JRH and Proligo for $427.7 and capital expenditures of $50.9. Capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $96.0 during 2005.

Financing Activities

For the six months ended June 30, 2005, the Company’s financing activities provided cash of $325.0 primarily from the issuance of short-term and long-term debt to fund the acquisitions of JRH and Proligo and for stock repurchases. The issuance of short-term and long-term debt, net of repayments, provided $274.4 and $148.7, respectively, for the first six months of 2005 compared to net repayments of short-term debt of $16.0 for the first six months of 2004. Cash received from the exercise of stock options totaled $7.1 and $13.2 for the six months ended June 30, 2005 and 2004, respectively. These cash inflows were partially offset by $25.8 and $79.4 used for dividends payments and treasury stock repurchases, respectively, in the first six months of 2005 compared to $23.6 and $23.0 used for dividends payments and treasury stock repurchases, respectively, for the first six months of 2004.

At June 30, 2005, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At June 30, 2005, the Company had $274.8 of commercial paper outstanding. The Company had borrowings of $150.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s debt covenants, see Note 8 - Debt to the consolidated financial statements.

Share Repurchases

At June 30, 2005 and December 31, 2004, the Company had repurchased a total of 37.4 million shares and 36.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 67.5 million shares outstanding as of June 30, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

In the first six months of 2005, the Company completed its acquisition of JRH and Proligo and funded these acquisitions with commercial paper, a three-year term loan and cash. At June 30, 2005, the Company had $274.8 of commercial paper outstanding with maturities less than one year and $150.0 outstanding on a three-year term loan due in February 2008 for a total increase in contractual obligations of $424.8.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 289 lawsuits, of which 33 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. Post-hearing briefing and argument will occur until September 30, 2005, at which time the claim construction issues will be submitted to the Court for determination. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

Property Acquisition by Legal Authority

In December 2002, the State of Wisconsin’s Department of Transportation (“WISDOT”) acquired the Company’s major production facility in Milwaukee as part of the State’s overall project to reconstruct the Marquette Interchange section of that city’s freeway system. In separate agreements, WISDOT has agreed to permit the Company to lease and continue to operate that existing production facility through September 30, 2005. The Company has constructed and currently occupies replacement facilities adjacent to other local sites it currently owns.

The Company received $32.5 in cash and recorded a one-time pretax gain of $29.3 in 2002. The Company has reinvested proceeds from the sale of the Milwaukee facility, Wisconsin Department of Commerce enterprise tax credits, other government-provided funds or tax credits it received in connection with the replacement facility and additional funds from its ongoing capital budgets to construct the replacement facilities, commencing construction in August 2003 and occupying the new facilities on May 21, 2005.

Except as noted above, at June 30, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Management believes that the above noted matters have been sufficiently provided for by the Company’s insurance coverages, legal and other reserves, which are reviewed and adjusted each quarter, as deemed appropriate. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated in Note 8 and Note 13 of this Report.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of June 30, 2005, and determined that such controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management also determined in their evaluation that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 excluded all acquisitions that were completed after December 31, 2004. Management expects to include the 2005 acquisitions in its assessment of internal control over financial reporting as of December 31, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 14 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the six months ended June 30, 2005:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2005 – Jan 31, 2005	—	—	36.0	4.0
Feb 1, 2005 – Feb 28, 2005	—	—	36.0	4.0
Mar 1, 2005 – Mar 31, 2005	—	—	36.0	4.0
Apr 1, 2005 – Apr 30, 2005	0.1	58.10	36.1	3.9
May 1, 2005 – May 31, 2005	0.9	59.49	37.0	3.0
Jun 1, 2005 – Jun 30, 2005	0.4	57.95	37.4	2.6

Total	1.4	58.99	37.4	2.6

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 3, 2005. A vote of security holders was held which included the election of Directors and approval of ratification of the appointment of KPMG LLP as the Company’s independent public auditors for 2005.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	61,804,383	513,274
David R. Harvey	61,248,030	1,069,627
W. Lee McCollum	60,157,610	2,160,047
William C. O’Neil, Jr	57,929,302	4,388,355
J. Pedro Reinhard	60,015,931	2,301,726
Timothy R.G. Sear	61,801,624	516,033
D. Dean Spatz	59,628,172	2,689,489
Barrett Toan	61,803,580	514,077

Following are the results of the vote for the ratification of the appointment of KPMG LLP as the Company’s independent public auditors for 2005:

For	Against	Abstain
61,709,198	189,024	419,435

Item 5. Other Information

(a)	The information contained in Exhibit 10.1 is incorporated by reference herein.

Item 6. Exhibits

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10.1	Summary of the Compensation of Non-Employee Directors of Sigma-Aldrich Corporation.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	August 9, 2005
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)