Form 10-Q
period 2005-09-30
SIGMA ALDRICH CORP
filed 2005-11-08
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 67,239,088 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2005.

Sigma-Aldrich Corporation

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$412.2	$340.6	$1,256.0	$1,057.3
Cost of products sold	200.0	158.3	613.2	493.1

Gross profit	212.2	182.3	642.8	564.2
Selling, general and administrative expenses	109.6	94.3	331.2	286.2
Research and development expenses	12.8	10.6	37.6	31.5
Interest, net	5.0	1.3	12.1	5.7

Income from operations before income taxes	84.8	76.1	261.9	240.8
Provision for income taxes	20.9	19.8	60.9	62.6

Net income	$63.9	$56.3	$201.0	$178.2

Net income per share – Basic	$0.95	$0.82	$2.95	$2.58

Net income per share – Diluted	$0.94	$0.81	$2.92	$2.55

Weighted average number of shares outstanding – Basic	67.4	69.0	68.1	69.1

Weighted average number of shares outstanding – Diluted	68.2	69.8	68.9	69.8

Dividends per share	$0.19	$0.17	$0.57	$0.51

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155.3	$169.2
Accounts receivable, less allowance for doubtful accounts of $6.1 and $4.9 at September 30, 2005 and December 31, 2004, respectively	234.7	190.0
Inventories	557.9	446.8
Other current assets	98.3	87.4

Total current assets	1,046.2	893.4

Property, plant and equipment, net	618.0	584.4
Goodwill, net	348.8	158.1
Other assets	214.9	109.1

Total assets	$2,227.9	$1,745.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$277.0	$9.0
Accounts payable	83.8	86.7
Accrued payroll and payroll taxes	45.9	38.3
Accrued income taxes	52.4	46.8
Other accrued expenses	80.9	50.1

Total current liabilities	540.0	230.9

Long-term debt	326.2	177.1
Deferred post-retirement benefits	58.4	56.6
Deferred taxes	77.3	46.8
Other liabilities	20.8	21.9

Total liabilities	1,022.7	533.3

Stockholders’ equity:
Common stock, $1.00 par value per share; 300.0 shares authorized; 100.9 shares issued; 67.2 and 68.7 shares outstanding at September 30, 2005 and December 31, 2004, respectively	100.9	100.9
Capital in excess of par value	57.0	52.6
Common stock in treasury, at cost, 33.7 and 32.2 shares at September 30, 2005 and December 31, 2004, respectively	(1,261.2)	(1,163.1)
Retained earnings	2,260.0	2,097.5
Accumulated other comprehensive income	48.5	123.8

Total stockholders’ equity	1,205.2	1,211.7

Total liabilities and stockholders’ equity	$2,227.9	$1,745.0

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$201.0	$178.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.7	53.9
Deferred income taxes	(35.0)	(8.6)
Other	3.8	4.7
Changes in assets and liabilities:
Increase in accounts receivable	(38.3)	(17.8)
(Increase) decrease in inventories	(1.5)	5.2
Increase in accrued income taxes	10.4	15.4
Other, net	8.1	8.4

Net cash provided by operating activities	215.2	239.4

Cash flows from investing activities:
Property, plant and equipment additions	(71.5)	(49.0)
Sale of equipment	1.4	1.6
Acquisitions, net of cash acquired	(427.7)	(75.1)
Other, net	(4.1)	(0.9)

Net cash used in investing activities	(501.9)	(123.4)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	268.4	(58.0)
Issuance of long-term debt	150.2	—
Repayment of long-term debt	(1.6)	(1.7)
Payment of dividends	(38.6)	(35.4)
Treasury stock purchases	(110.9)	(28.6)
Exercise of stock options	14.6	14.6

Net cash provided by (used in) financing activities	282.1	(109.1)

Effect of exchange rate changes on cash	(9.3)	(0.2)

Net change in cash and cash equivalents	(13.9)	6.7

Cash and cash equivalents at January 1	169.2	127.6

Cash and cash equivalents at September 30	$155.3	$134.3

Supplemental disclosures of cash flow information:
Income taxes paid	$87.3	$55.4
Interest paid, net of capitalized interest	16.2	8.7

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these financial statements. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2005.

(3) Effect of New Accounting Standards

In October 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law allowing a special one-time dividend received deduction on the repatriation of certain undistributed foreign earnings in 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, which requires an entity to record related taxes if, and when, the entity decides to repatriate foreign earnings under the provisions of the Act. As of September 30, 2005, the Company was evaluating the provisions of the Act and had not decided what, if any, repatriation would be made. As such, no provision had been made for income taxes on undistributed foreign earnings which may be repatriated under the Act. See Note 13 – Income Taxes for further discussion of the potential impact of the Act on the consolidated financial statements.

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 will be effective for the Company’s quarter ended March 31, 2006. This Statement requires companies to recognize as current-period charges certain items that were previously inventoried charges. The Company expects that the adoption of this Statement will not have a material impact on its consolidated financial statements.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). In accordance with SEC Release No. 33-8568 issued April 14, 2005, SFAS 123(R) will be effective for the Company’s quarter ended March 31, 2006. This Statement requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company is currently evaluating the impact of adopting SFAS 123(R) on its consolidated financial statements. Based upon the Company’s historical stock option grants and valuation method, the estimated compensation expense, net of tax, would be approximately $8.0 for the twelve months ended 2005.

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (SFAS 154). This Statement, which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of this Statement will have any impact on its consolidated financial statements.

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

At September 30, 2005, the purchase price paid (including direct acquisition costs) by the Company in the transaction was $378.1. On October 4, 2005, the Company received cash of $11.3 from CSL Limited for the final purchase price post-closing adjustments. The Company funded the acquisition with borrowings of $340.0 and the balance from available cash. There are no additional contingent payments, receipts or commitments related to the purchase price of this acquisition.

This acquisition has been accounted for using the purchase method of accounting and accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. The purchase price (including direct acquisition costs) of $378.1 has been allocated primarily to receivables ($14.6); inventory ($124.9); other assets ($9.4); property, plant and equipment ($38.0); intangible assets ($92.6); goodwill ($178.3); accounts payable and accrued liabilities ($38.0); net deferred income tax liabilities ($40.4) and other long-term liabilities ($1.3), based on their estimated fair values at the date of acquisition.

This allocation reflects the Company’s estimates of the purchase price allocation and may be revised at a later date. Other assets and liabilities may also be identified to which a portion of the purchase price could be allocated.

The following table summarizes supplemental consolidated pro forma financial information as if the JRH acquisition had been completed on January 1, 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$412.2	$379.9	$1,279.5	$1,159.8
Net income	67.3	55.4	208.0	171.4
Diluted net income per share	$0.99	$0.79	$3.02	$2.45

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

The Company can grant incentive and non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards under its 2003 Long-Term Incentive Plan. To determine the pro-forma effects on net income and net income per share of the stock options granted, the Company first measures the total fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on the determined fair value of each grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the provisions of SFAS 123, the Company’s reported and pro-forma net income and net income per share for the three and nine month periods ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$63.9	$56.3	$201.0	$178.2
Stock-based employee compensation expense, net of tax – pro-forma	(1.7)	(3.0)	(6.3)	(8.7)

Pro-forma net income	$62.2	$53.3	$194.7	$169.5

Net income per share – Basic, as reported	$0.95	$0.82	$2.95	$2.58
Net income per share – Basic, pro-forma	$0.92	$0.77	$2.86	$2.45

Net income per share – Diluted, as reported	$0.94	$0.81	$2.92	$2.55
Net income per share – Diluted, pro-forma	$0.91	$0.76	$2.83	$2.43

(6) Inventories

The principal categories of inventories are:

	September 30, 2005	December 31, 2004
Finished goods	$451.1	$386.6
Work in process	29.0	19.3
Raw materials	77.8	40.9

Total	$557.9	$446.8

(7) Intangible assets

The following table provides information relating to the Company’s amortizable and unamortizable intangible assets at September 30, 2005 and December 31, 2004:

	Cost		Accumulated Amortization
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Amortizable intangible assets:
Patents	$11.8	$4.2	$3.2	$2.7
Trademarks	14.1	7.8	6.8	5.6
Licenses	11.9	4.9	2.6	2.0
Customer relationships	83.0	15.7	4.8	0.9
Technical knowledge	17.2	2.6	0.9	0.1
Other	10.7	9.6	7.1	5.7

Total	$148.7	$44.8	$25.4	$17.0

Unamortizable intangible assets - Goodwill	$373.8	$183.9	$25.0	$25.8

The following table provides a summary of the amortizable intangible assets added in the acquisitions of JRH and Proligo:

	Amount	Useful Lives
Acquired amortizable intangible assets:
Trademarks	$6.3	20 years
Customer relationships	68.4	15 years
Technical knowledge	14.6	15 years
Patents	7.4	15 years
Licenses	2.1	15 years
Other	3.1	3 years

Total	$101.9

For the three month and nine month periods ended September 30, 2005, the Company recorded amortization expense of $3.6 and $8.7 related to amortizable intangible assets, respectively. The Company recorded amortization expense of $2.5 and $5.1 related to the acquired intangible assets of JRH and Proligo for the three month and nine month periods ended September 30, 2005, respectively. The Company expects to record annual amortization expense for intangible assets of approximately $12.0, $13.0 and $11.0 in 2005, 2006 and 2007, respectively, and $10.0 in 2008 and 2009.

The change in the Company’s net goodwill for the nine months ended September 30, 2005 is as follows:

Balance at December 31, 2004	$158.1
Acquisitions	198.3
Impact of foreign exchange rates	(7.6)

Balance at September 30, 2005	$348.8

The purchase price paid in cash for the acquisitions of JRH and Proligo has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. This allocation reflects the Company’s estimates of the purchase price allocations and may be revised at a later date.

(8) Debt

Notes Payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At September 30, 2005 and December 31, 2004, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at September 30, 2005.

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

At September 30, 2005, $269.0 of commercial paper was outstanding with a weighted average interest rate of 3.7%. At December 31, 2004, the Company did not have any commercial paper outstanding.

Notes payable by international subsidiaries were $7.1 and $7.8 at September 30, 2005 and December 31, 2004, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both September 30, 2005 and December 31, 2004.

Long-term debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	150.0	—
Other	2.1	3.3

Total	327.1	178.3
Less – Current maturities	(0.9)	(1.2)

	$326.2	$177.1

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company was in compliance with these covenants at September 30, 2005.

The Medium-Term Notes were issued in February 2005 under the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At September 30, 2005, the weighted average interest rate on these notes was 3.9%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $6.4 and $2.2 for the three months ended September 30, 2005 and 2004, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $14.9 and $7.7 for the nine months ended September 30, 2005 and 2004, respectively.

(9) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares
Basic shares	67.4	69.0	68.1	69.1
Effect of dilutive securities – options outstanding	0.8	0.8	0.8	0.7

Diluted shares	68.2	69.8	68.9	69.8

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

For the three months ended September 30, 2005 and 2004, reported comprehensive income was $60.9 and $62.8, respectively. For the nine months ended September 30, 2005 and 2004, reported comprehensive income was $125.7 and $176.4, respectively.

(11) Company Operations by Business Unit

The Company consists of three business units, which define the Company’s approach to serving customers rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors only review net sales for the Company’s three business units. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units. Additionally, the Company’s Chief Operating Decision Maker, Chief Financial Officer, and business unit presidents participate in a cash bonus program which rewards performance based upon consolidated Company results for sales growth, operating income growth and return on assets. Based on these factors, the Company concludes that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Scientific Research	$214.3	$201.2	$669.5	$626.4
Biotechnology	84.1	75.0	261.0	236.2
SAFC	113.8	64.4	325.5	194.7

Total	$412.2	$340.6	$1,256.0	$1,057.3

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $7.6 and $5.7 for the three months ended September 30, 2005 and 2004, respectively. These sales for the nine months ended September 30, 2005 and 2004 were $23.1 and $20.8, respectively.

Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to unaffiliated customers:
United States	$178.2	$142.3	$517.6	$431.2
International	234.0	198.3	738.4	626.1

Total	$412.2	$340.6	$1,256.0	$1,057.3

	September 30, 2005	December 31, 2004
Long-lived assets:
United States	$447.7	$402.0
International	227.3	241.3

Total	$675.0	$643.3

(12) Share Repurchases

At September 30, 2005 and December 31, 2004, the Company had repurchased a total of 37.9 million shares and 36.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 67.2 million shares outstanding as of September 30, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(13) Income Taxes

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate undistributed foreign earnings by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations in 2005. The deduction is subject to a number of limitations. As of September 30, 2005, the Company had not decided whether, and to what extent, the Company might repatriate its undistributed foreign earnings under the Act, and, accordingly, the consolidated financial statements do not reflect any provision for income tax on undistributed foreign earnings which may be repatriated under the provisions of the Act. Based on the Company’s preliminary analysis to date, amounts under consideration for application of the one-time dividend received deduction as a result of the repatriation provision range from zero to $160 million. The related income tax effect from such repatriation is dependent on a number of factors that are being analyzed and ultimate approval of the repatriation by the Company’s Board of Directors. The potential impact from this repatriation is an increase to the Company’s income tax provision of up to $5 million. The Company expects to finalize its decision by the end of 2005.

(14) Pension and Other Post-Retirement Benefit Plans

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

The	components of the net periodic benefit costs for the three months ended September 30, 2005 and 2004 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2005	2004	2005	2004	2005	2004
Service cost	$1.1	$1.0	$1.7	$0.6	$—	$0.5
Interest cost	1.2	1.0	1.4	1.4	0.2	0.8
Expected return on plan assets	(1.6)	(1.5)	(1.4)	(1.3)	—	—
Amortization	0.4	0.3	0.3	0.1	(0.5)	—

Net periodic benefit cost	$1.1	$0.8	$2.0	$0.8	$(0.3)	$1.3

The	components of the net periodic benefit costs for the nine months ended September 30, 2005 and 2004 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2005	2004	2005	2004	2005	2004
Service cost	$3.3	$3.0	$5.1	$1.8	$0.8	$1.5
Interest cost	3.6	3.0	4.2	4.2	1.6	2.4
Expected return on plan assets	(4.8)	(4.5)	(4.2)	(3.9)	—	—
Amortization	1.2	0.9	0.9	0.3	(0.7)	—

Net periodic benefit cost	$3.3	$2.4	$6.0	$2.4	$1.7	$3.9

The Company has contributed $2.6 to its U.S. pension plan for the nine months ended September 30, 2005. No further contributions are expected for the remainder of 2005. The Company contributed $3.4 to its international pension plans for the nine months ended September 30, 2005 and expects to contribute a total of approximately $4.3 in 2005.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.8 and $1.5 for the three months ended September 30, 2005 and 2004, respectively, and $5.4 and $4.5 for the nine months ended September 30, 2005 and 2004, respectively.

(15) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 33 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Other

Except as noted above, at September 30, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Management believes that the above noted matters have been sufficiently provided for by the Company’s insurance coverages, legal and other reserves, which are evaluated and adjusted each quarter, as deemed appropriate. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated in Note 8 and Note 14 of this Quarterly Report on Form 10-Q.

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

With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. While the Company is able to report currency impacts after the fact, it is unable to estimate the changes that may occur during 2005 to applicable rates of exchange and is thus unable to provide a reconciliation of the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2005 as required by Item 10(e) of Regulation S-K adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of the Company’s sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales, income and inventory amounts and comparisons to reflect what it believes are ongoing and/or comparable operating results excluding currency impacts and certain other items including the tax claim settlement benefit in the first quarter of 2005 and the sales benefit from acquisitions. The Company excludes these other items in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Reported sales for the third quarter of 2005 increased 21.0% to $412.2 from $340.6 in the third quarter of 2004. Reported sales for the first nine months of 2005 increased 18.8% to $1,256.0 from $1,057.3 in the first nine months of 2004. The addition of JRH’s industrial cell culture business (acquired February 2005) contributed 11.3 and 8.7 percentage points of the increase in sales for the third quarter and first nine months of 2005, respectively. Organic growth in core businesses, including integrated acquisitions, remained strong, providing 9.0 and 7.8 percentage points of growth in the third quarter and first nine months of 2005, respectively. The integration of JRH’s research based business (acquired February 2005) and Proligo (acquired April 2005) boosted growth in both periods, while Ultrafine (acquired April 2004) and Tetrionics (acquired June 2004) also contributed to year-to-date 2005 growth. Currency benefits provided the remaining 0.7 and 2.3 percentage points of quarterly and year-to-date 2005 gains, respectively. Sales growth in the third quarter of 2005 maintained the higher growth rates first experienced during the second quarter, with across the board gains in U.S., European and other international markets. The Company’s pricing strategy has remained consistent and price increases for the three and nine months ended September 30, 2005 provided similar contributions to those realized in prior periods.

Margins in the third quarter and first nine months of 2005 were reduced from comparable period 2004 levels due to the impact of non-cash inventory purchase accounting charges from 2005 acquisitions, lower average gross margins associated with JRH’s acquired industrial cell culture business and higher interest costs from the $427.7 million spent on acquisitions to date in 2005, all of which were only partially offset by lower S,G&A expenses as a percent of sales applicable to JRH’s industrial cell culture business and continuing cost reductions from process improvement activities.

Reported diluted net income per share for the third quarter of 2005 rose 16.0% to $.94 from $.81 in the third quarter of 2004, including a $.06 benefit from currency exchange rate changes offset by a non-cash inventory purchase accounting charge of $.04. The factors noted above were only partially offset by a lower effective income tax rate from a more favorable mix of income contributions from international operations and other tax benefits, producing a lower rate of growth in diluted net income per share relative to sales growth during the third quarter of 2005. Year-to-date 2005 reported diluted net income per share increased 14.5% to $2.92 in 2005 from $2.55 in 2004, with a $0.16 benefit from a first quarter 2005 tax claim settlement and a $.16 year-to-date benefit from currency being partially offset by inventory purchase accounting charges of $.11.

Reported sales growth, currency benefits, increases in sales from the addition of JRH’s industrial cell culture business (indicated as “JRH Industrial” in the table below) and adjusted sales growth for the third quarter and first nine months of 2005 are as follows:

	Three Months Ended September 30, 2005
	Reported	Currency Benefit	JRH Industrial	Adjusted
Scientific Research	6.5%	0.8%	—	5.7%
Biotechnology	12.1%	0.5%	—	11.6%
SAFC	76.7%	0.3%	59.9%	16.5%
Total	21.0%	0.7%	11.3%	9.0%

	Nine Months Ended September 30, 2005
	Reported	Currency Benefit	JRH Industrial	Adjusted
Scientific Research	6.9%	2.5%	—	4.4%
Biotechnology	10.5%	2.2%	—	8.3%
SAFC	67.2%	2.1%	47.3%	17.8%
Total	18.8%	2.3%	8.7%	7.8%

Scientific Research’s currency adjusted sales in the third quarter of 2005 benefited from higher levels of growth in all major customer segments first experienced in the second quarter of 2005, improving on the earlier quarterly gains experienced throughout 2004 and the first quarter of 2005. New sales initiatives coupled with enhancements in service and account management continued to drive this improved growth, particularly in international markets.

Currency adjusted Biotechnology sales growth in the third quarter of 2005 benefited from the integration of Proligo into the Company’s existing genomics business and the combination of the research based cell culture business of JRH with the existing Sigma-Aldrich research based cell culture business. Continued strength in sales of cell signaling and molecular biology products was partially offset by lower sales of synthetic DNA due to both reduced demand and the temporary and precautionary, hurricane related shutdown of our Houston, Texas production facility.

Electronic ordering through the Company’s web site and sales from direct electronic links with customers continued their historic pattern of progressive quarterly improvement, increasing worldwide e-commerce sales to 32% of consolidated Research sales (Scientific Research and Biotechnology combined) in the third quarter of 2005, a two percentage point improvement from the second quarter of 2005.

SAFC’s currency adjusted sales benefited from the acquisition of JRH’s industrial cell culture business that added 59.9% and 47.3% to this unit’s third quarter and year-to-date 2005 sales growth, respectively. Excluding JRH, currency adjusted sales increased 16.5% and 17.8% in the three and nine months ended September 30, 2005, respectively. The 16.5% increase in organic sales reflects continued gains in sales to pharmaceutical customers worldwide and improved sales to a wide variety of other manufacturers. The operations of Ultrafine and Tetrionics — both acquired during the second quarter of 2004 and included in third quarter results in both 2004 and 2005 — together with the shipment of several large, non-recurring orders during the second quarter of 2005 were two major factors in the change in growth rates between the second and third quarters of 2005.

Cost of products sold for the three months ended September 30, 2005 and 2004 was $200.0 and $158.3, respectively, representing 48.5% and 46.5% of net sales, respectively. Cost of products sold for the nine months ended September 30, 2005 and 2004 was $613.2 and $493.1, respectively, representing 48.8% and 46.6% of net sales, respectively. The gross margin decline in 2005 from 2004 primarily reflects lower average gross margins for JRH’s industrial cell culture business and an inventory purchase accounting charge to adjust the acquired JRH and Proligo inventories to their fair market values. This inventory purchase accounting charge is expected to impact product costs for approximately twelve months from the dates on which JRH and Proligo were initially acquired.

Selling, general and administrative expenses were $109.6 and $94.3 for the three months ended September 30, 2005 and 2004, respectively. These expenses represented 26.6% and 27.7% of net sales for the quarters ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses were $331.2 and $286.2 for the nine months ended September 30, 2005 and 2004, respectively. These expenses represented 26.4% and 27.1% of net sales for the nine months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses declined as a percentage of sales in the third quarter and first nine months of 2005 due primarily to lower operating expenses as a percent of sales for the JRH industrial cell culture business and process improvement benefits that more than offset increases from sales force additions in 2004 and new marketing programs.

Research and development expenses were $12.8 and $10.6 for the quarters September 30, 2005 and 2004, respectively. These expenses represented 3.1% of net sales for both quarters ended September 30, 2005 and 2004. Research and development expenses were $37.6 and $31.5 for the nine months ended September 30, 2005 and 2004, respectively. These expenses represented 3.0% of net sales for both periods. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 55% of total sales.

Net interest expense was $5.0 and $1.3 for the quarters September 30, 2005 and 2004, respectively. Net interest expense was $12.1 and $5.7 for the nine months ended September 30, 2005 and 2004, respectively. Net interest expense increased due to costs related to borrowings for the acquisitions of JRH and Proligo and share repurchases and higher interest rates.

Net income for the quarter ended September 30, 2005 was $63.9, compared to net income of $56.3 for the quarter ended September 30, 2004. Net income for the quarter ended September 30, 2005 benefited $3.8 from the positive impact of currency exchange rate changes offset by a non-cash inventory purchase accounting charge of $2.7. Net income for the third quarter of 2005 was affected by the items noted above and benefited from a lower effective income tax rate from a more favorable mix of income contributions from international operations and other tax benefits. Net income for the nine months ended September 30, 2005 was $201.0, compared to net income of $178.2 for the nine months ended September 30, 2004. Net income for the nine months ended September 30, 2005 was affected by the items mentioned above and benefited $11.3 from a favorable tax claim settlement and $11.0 from the positive impact of currency exchange rate changes, partially offset by a non-cash inventory purchase accounting charge of $7.5. The effective tax rate for the nine months ended September 30, 2005 was reduced to 23.3% from 26.0% in 2004, reflecting a benefit from a favorable settlement of tax claims in the first quarter of 2005 for 1998 through 2001 and a reduction in tax liabilities based on this settlement, partially offset by a lower level of international and other tax benefits for the first nine months of 2005.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2005	2004
Net cash provided by (used in):
Operating activities	$215.2	$239.4
Investing activities	(501.9)	(123.4)
Financing activities	282.1	(109.1)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 decreased $24.2 compared to the same period of 2004. This decrease results primarily from lower cash inflows due to higher levels of accounts receivable related to timing of payments from U.S. customers at September 30, 2005 and net changes in deferred income taxes and accrued income taxes that resulted primarily from the tax claim settlement. Increased net income from operations benefited net cash provided by operating activities for the nine months ended September 30, 2005 compared to the same period in 2004. Accounts receivable days sales outstanding at September 30, 2005 were 51 days, a one-day increase from the December 31, 2004 level. At September 30, 2005, inventory levels, excluding JRH and Proligo inventories, decreased to 7.3 months on hand compared to 7.7 months on hand at December 31, 2004. Reported inventories of $557.9 at September 30, 2005 were $111.1 higher than at December 31, 2004, which includes $115.0 of JRH and Proligo inventories, partially offset by currency exchange rate changes.

Investing Activities

For the nine months ended September 30, 2005, cash used in investing activities related primarily to funding the acquisitions of JRH and Proligo for $427.7 and capital expenditures of $71.5. Capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $85.0 during 2005.

Financing Activities

For the nine months ended September 30, 2005, the Company’s financing activities provided cash of $282.1. The issuance of short-term and long-term debt, net of repayments, provided $268.4 and $148.6, respectively, for the nine months ended September 30, 2005 compared to net repayments of short and long-term debt of $58.0 and $1.7, respectively, for 2004. Cash received from the exercise of stock options totaled $14.6 for both the nine months ended September 30, 2005 and 2004, respectively. These cash inflows were partially offset by $38.6 and $110.9 used for dividends payments and treasury stock repurchases, respectively, in the first nine months of 2005 compared to $35.4 and $28.6 used for dividends payments and treasury stock repurchases, respectively, for the first nine months of 2004.

At September 30, 2005, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At September 30, 2005, the Company had $269.0 of commercial paper outstanding. The Company had borrowings of $150.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s debt covenants, see Note 8 - Debt to the consolidated financial statements.

Share Repurchases

At September 30, 2005 and December 31, 2004, the Company had repurchased a total of 37.9 million shares and 36.0 million shares, respectively, of an authorized repurchase of 40.0 million shares. There were 67.2 million shares outstanding as of September 30, 2005. The Company expects to acquire the remaining authorized shares; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

American Jobs Creation Act

Cash is held in numerous locations throughout the world, including substantial amounts held outside of the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, would be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign cash is restricted by local laws.

The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings reduced by applicable foreign tax credits. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a Domestic Reinvestment Plan established by the Company’s Chief Executive Officer and approved by the Company’s Board of Directors. Certain other criteria in the Act must be satisfied as well.

The Company is in the process of evaluating whether, and to what extent, it will repatriate any foreign earnings under the provisions of the Act. Amounts under consideration range from zero to $160 million. The Company expects to finalize its decision by the end of 2005. Use of the funds will be governed by a Domestic Reinvestment Plan as required by the Act.

Repatriation of amounts ranging from zero to $160 million could result in additional federal income taxes which the Company estimates could range from zero to $5 million. Repatriation would also substantially increase liquidity in the United States, although use of the additional liquidity may be restricted by the Domestic Reinvestment Plan. There would be a corresponding reduction in the liquidity in the Company’s foreign subsidiaries. The Company does not expect to increase its available credit facilities to take advantage of the benefits of the Act. Should the Company decide not to repatriate foreign earnings under the Act, the Company would meet its liquidity needs through ongoing cash flows, external borrowings, or both. The Company utilizes a variety of tax planning and financial strategies to ensure that its worldwide cash is available in the locations where it is needed.

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

Contractual Obligations

During the first half of 2005, the Company completed its acquisition of JRH and Proligo and funded these acquisitions with commercial paper, a three-year term loan and cash. At September 30, 2005, the Company had $269.0 of commercial paper outstanding with maturities less than one year and $150.0 outstanding on a three-year term loan due in February 2008 for a total increase in contractual obligations of $419.0.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

As previously disclosed, the Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2005.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 33 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program, which was expected by July 2004, but has been delayed.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2005. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

As previously disclosed, the Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in count 2 of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in count 2 of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

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

Except as noted above, at September 30, 2005, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Management believes that the above noted matters have been sufficiently provided for by the Company’s insurance coverages, legal and other reserves, which are reviewed and adjusted each quarter, as deemed appropriate. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2004 as updated in Note 8 and Note 14 of this Report.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of September 30, 2005, and determined that such controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management also determined in their evaluation that there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2005 excluded all acquisitions that were completed after December 31, 2004. Management expects to include the 2005 acquisitions in its assessment of internal control over financial reporting as of December 31, 2006.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004 as updated by our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. The information contained in Note 15 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the nine months ended September 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2005 – Jan 31, 2005	—	—	36.0	4.0
Feb 1, 2005 – Feb 28, 2005	—	—	36.0	4.0
Mar 1, 2005 – Mar 31, 2005	—	—	36.0	4.0
Apr 1, 2005 – Apr 30, 2005	0.1	58.10	36.1	3.9
May 1, 2005 – May 31, 2005	0.9	59.49	37.0	3.0
Jun 1, 2005 – Jun 30, 2005	0.4	57.95	37.4	2.6
Jul 1, 2005 – Jul 31, 2005	—	—	37.4	2.6
Aug 1, 2005 – Aug 31, 2005	0.4	62.56	37.8	2.2
Sep 1, 2005 – Sep 30, 2005	0.1	62.43	37.9	2.1

Total	1.9	59.85	37.9	2.1

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares.

Item 6. Exhibits

(a)	Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12 (g) filed on August 10, 2000, Commission File number 0-8135.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	November 8, 2005
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)