Form 10-K
period 2005-12-31
SIGMA ALDRICH CORP
filed 2006-03-14
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$3,720,771,317	June 30, 2005
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of March 3, 2006 was 66,873,062.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 17-44 of the Annual Report to Shareholders for the year ended December 31, 2005	Parts I, II and IV

Proxy Statement for the 2006 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this report.

This Annual Report on Form 10-K (the Report) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (4) other changes in the business environment in which the Company operates, (5) changes in research funding, (6) uncertainties surrounding government healthcare reform, (7) government regulations applicable to the business, (8) the impact of fluctuations in interest rates, (9) the effectiveness of the Company’s further implementation of its global software systems, (10) the ability to retain customers, suppliers and employees, (11) the success of research and development activities, (12) changes in worldwide tax rates or tax benefits from domestic and international operations, and (13) the outcome of the matters described in Note 12 — Contingent Liabilities and Commitments-to the Company’s consolidated financial statements on page 36 of the 2005 Annual Report, which is incorporated herein by reference. The Company does not undertake any obligation to update these forward-looking statements.

PART I

Item 1.	Business

(a)	General Development of Business

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

On April 14, 2004, the Company acquired the stock of UFC Limited (Ultrafine), a leading supplier of contract chemistry services for all phases of drug development, with capabilities ranging from fundamental research to current Good Manufacturing Practice (cGMP), including the ability to supply active ingredients for clinical trials.

On June 22, 2004, the Company acquired the stock of Tetrionics, Inc., a supplier of high purity vitamin D analogs and services including synthesis and scale up, analytical chemistry, regulatory support and cGMP of active pharmaceutical ingredients across a broad range of structural classes of molecules with a strong emphasis on high potency and cytotoxic compounds.

On February 28, 2005, the Company completed its acquisition of all of the outstanding capital securities of JRH Biosciences Pty Ltd., CSL US Inc. and JRH Biosciences Limited, which collectively comprised the JRH Biosciences division (JRH) of CSL Limited for $366.8 million. JRH is a leading global supplier of cell culture and sera products to the biopharmaceutical industry. JRH’s product lines include sera, cell culture media used in the production of therapeutic proteins, reagent growth factors and biological material containers.

On April 1, 2005, the Company acquired the stock of the Proligo Group (Proligo), a global supplier of key genomics research tools including custom DNA, custom RNA and phosphoramidite raw materials used for DNA and RNA synthesis, from Degussa AG.

(b)	Financial Information About Segments

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 14 to the Company’s consolidated financial statements on page 38 of the 2005 Annual Report, which is incorporated herein by reference.

(c)	Narrative Description of Business

The Company develops, manufactures and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical and other high technology manufacturing. The Company operates in 35 countries, offers over 100,000 chemical and 30,000 equipment products and sells these products into over 150 countries.

Products

Prior to 2006, the Company consisted of three business units, Scientific Research, Biotechnology and SAFC (Fine Chemicals), which define the Company’s approach to serving customers.

The Scientific Research unit sells biochemicals, organic chemicals, reagents and other products used by customers at universities, government institutions, non-profit organizations, and pharmaceutical, diagnostic and biotechnology companies. These products represented approximately 70% of the Scientific Research unit sales in each of the years 2005, 2004, and 2003. The Scientific Research unit also sells complex and very pure organic and inorganic chemicals and analytical reagents used in high technology research. These products represented the remaining 30% of Scientific Research sales in each of the years 2005, 2004 and 2003.

The Biotechnology unit supplies immunochemical, cell culture, molecular biology, cell signaling and neuroscience biochemicals and kits used in biotechnology, genomic and proteomic research as well as chromatography products used in life science research and high technology applications.

The SAFC (Fine Chemicals) unit is a top 10 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial and diagnostic companies.

Effective January 1, 2006, the Company implemented a new customer-centric organizational structure featuring the Research units of Essentials, Specialties and Biotech, along with the acquisition-enhanced Fine Chemicals unit, SAFC.

The Company expects sales growth in 2006 to benefit from its new customer-centric organizational structure. Each of these units have launched new marketing, investment and process improvement initiatives to drive sales growth in 2006, building on the Company’s Internet superiority, expanding in faster growing world economies and making strategic acquisitions.

Status of Products

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

Sales and Distribution

During 2005, products were sold to over 60,000 accounts representing over 1,000,000 individual customers, including hospitals, universities, pharmaceutical, industrial, diagnostics and biotechnology companies and commercial laboratories as well as non-profit organizations and governmental institutions. Orders in laboratory quantities averaging approximately $400 accounted for 74%, 81% and 82% of the Company’s sales in 2005, 2004 and 2003, respectively. The Company also makes its chemical products available in larger-scale laboratory quantities for use in manufacturing. Sales of these products accounted for 26%, 19% and 18% of sales in 2005, 2004 and 2003, respectively.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone (“collect” or on “toll-free” WATS lines) or via its homepage on the World Wide Web (sigma-aldrich.com) for technical staff consultation or for placing orders. Information on the website does not constitute a part of this report. Shipments are made at least five days a week from all locations. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels which it believes to be appropriate to maintain this policy.

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston, Texas; Bellefonte and Denver, Pennsylvania; Natick, Massachusetts; Bethany, Connecticut; Urbana, Illinois; Miamisburg, Ohio; Australia; Canada; France; Germany; India; Israel; Japan; Singapore; Switzerland and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 100,000 chemical and 30,000 equipment products listed in the Sigma, Aldrich, Fluka/ Riedel-de Haën and Supelco catalogs. The Company produces approximately 45,000 of the chemical products, which represented approximately 60% of sales in 2005. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical or equipment purchases in 2005. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 250 issued or pending patents and has approximately 500 licensing agreements worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “Genosys” and “Proligo.” Prior to 2006, the brands were marketed through business units called “Sigma-Aldrich Scientific Research,” “Sigma-Aldrich Biotechnology” and “Sigma-Aldrich Fine Chemicals (SAFC).” Their related registered logos, and the significant trademarks are expected to be maintained indefinitely.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2005, no single customer or product accounted for more than 3% or 1%, respectively, of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which can create a small backlog; however, at December 31, 2005 and 2004, the backlog of firm orders and orders for future delivery was not significant. The Company anticipates that substantially all of the December 31, 2005 backlog will be shipped during 2006.

Competition

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

In all product areas, the Company competes primarily on the basis of customer service, product quality and price. The Company’s main marketing vehicles include the website, sigma-aldrich.com plus over 3,000,000 printed catalogs in the marketplace in 2005 for the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco brands with customers and potential customers throughout the world. These catalogs are supplemented with advertisements in chemical and other scientific journals, through the use of mailing of special product brochures and by personal visits by sales and technical representatives with customers.

Compliance With Regulations

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

The Chemical Safety Information, Site Security and Fuels Regulatory Relief Act of 1999, and the regulations promulgated thereunder, regulate the handling and storage of certain flammable fuels and require an associated risk management program.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of MSDS’s and the quantities of hazardous materials in the Company’s possession. SARA, and the regulations promulgated thereunder, also stresses the importance of permanent remedies and innovative treatment technologies to clean up hazardous waste sites.

The Emergency Planning & Community Right-To-Know Act of 1986 (EPCRA), as amended and the regulations promulgated thereunder, regulate Material Safety Data Sheets (MSDS), chemical inventories and chemical release reporting. EPCRA also requires coordinated emergency planning with state and local agencies.

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

The Pollution Prevention Act of 1990 (PPA), as amended, and the regulations promulgated thereunder, focus on reducing the amount of pollution through cost-effective changes in production and raw materials use. Pollution prevention also includes other practices that increase efficiency in the use of energy, water, or other natural resources, and protect our resource base through conservation.

The Resource Conservation and Recovery Act of 1976 (RCRA), as amended, and the regulations promulgated thereunder, require certain procedures regarding the treatment, storage and disposal of hazardous waste.

The Toxic Substances Control Act of 1976 (TSCA), and the regulations promulgated thereunder, require reporting, testing and pre-manufacture notification procedures for certain chemicals. Exemptions are provided from some of these requirements with respect to chemicals manufactured in small quantities solely for research and development use.

The Department of Transportation (DOT) has promulgated regulations pursuant to the Hazardous Materials Transportation Act, referred to as the Hazardous Material Regulations (HMR), which set forth the requirements for hazard labeling, classification, packaging of chemicals and shipment modes destined for shipment in interstate commerce.

The United States Department of Agriculture (USDA), Animal and Plant Health Inspection Service (APHIS), Veterinary Services (VS) regulates the importation of animal-derived materials to ensure that exotic animal and poultry diseases are not introduced into the United States. The USDA has issued importation permits to several Company sites.

Approximately 3,400 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (“DEA”) or the Nuclear Regulatory Commission (“NRC”). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the NRC and the DEA to verify that a license, if necessary, has been obtained.

Approximately 900 products, for which sales are immaterial to the total sales of the Company, are subject to licensing by the Department of Commerce (“DOC”). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979, as amended, to regulate the export of certain products to specific destinations by requiring a special export license.

Approximately 60 products, for which sales are immaterial to the total sales of the Company, are regulated by the Centers for Disease Control (CDC). The U.S. Departments of Health and Human Services (HHS) and Agriculture (USDA) published final rules, which implement the provisions of the USA Patriot Act and Public Health Security and Bioterrorism Preparedness and Response Act of 2002, setting forth the requirements for possession, use, and transfer of select agents and toxins. The CDC has issued one site license to the Company to permit the storage and transfer of these materials.

Approximately 850 products, for which sales are immaterial to the total sales of the Company, are sold as flavoring agents regulated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (Bioterroism Act). The Bioterroism Act requires that the US Food and Drug Administration (FDA) receive prior notice of food items imported into the United States and register facilities handling such items. The Company has registered several sites under the Bioterrorism Act to authorize the importation and handling of these items.

Research and Development

Research and development expenses were 3.0%, 3.0% and 3.3% of sales in 2005, 2004 and 2003, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for approximately 60% of total sales in 2005.

Number of Persons Employed

The Company had 6,849 employees as of December 31, 2005. The total number employed in the United States was 3,658 with the remaining 3,191 employed by the Company’s international subsidiaries. The Company employs over 2,500 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 340 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas

Information concerning sales by geographic area and business unit for the years ended December 31, 2005, 2004 and 2003, is located in Note 14 to the Company’s consolidated financial statements on page 38 of the 2005 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2005, 2004 and 2003, approximately 61%, 62% and 59%, respectively, of the Company’s sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 34 other countries.

In October 2004, the American Jobs Creation Act of 2004 (AJCA) was signed into law. The AJCA created temporary incentives for U.S. multinationals to repatriate accumulated earnings outside the U.S. Under the AJCA, the Company repatriated $120.5 million of cash and recorded an income tax charge of $4.1 million in the fourth quarter of 2005. The Company may periodically make additional distributions of undistributed earnings of its foreign subsidiaries to its U.S. parent. These distributions will only be made at such time as the repatriation is deemed to be tax efficient.

The Company’s international operations and United States export sales are subject to certain risks such as changes in the legal and regulatory policies of foreign jurisdictions, local political and economic developments, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, among other factors inherent in these operations. The Company is unable to predict the extent to which its business may be affected in the future by these matters. During 2005, approximately 17% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers.

(e)	Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our web site at sigma-aldrich.com as soon as reasonably practicable after being filed electronically with or furnished to the SEC. The content on our website does not constitute part of this Report.

(f)	Chairman and Executive Officers of the Registrant

The Chairman and executive officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	47	President, Research Essentials
David R. Harvey	66	Chairman of the Board
Michael R. Hogan	52	Chief Administrative Officer, Chief Financial Officer and Secretary
David W. Julien	51	President, Research Specialties
James W. Meteer	55	Vice President, Process Improvement
Karen J. Miller	48	Controller
Jai P. Nagarkatti	59	President and Chief Executive Officer
Douglas W. Rau	49	Vice President, Human Resources
Kirk A. Richter	59	Treasurer
Steven G. Walton	38	Vice President, Safety & Quality
Franklin D. Wicks	52	President, SAFC
Shahed I. Yousaf	46	President, Research Biotech

There is no family relationship between any of the officers or directors.

Mr. Cottier was named President of the Research Essentials unit of the Company in July 2005. He served as the Vice President of Sales of the Company from 2003 to 2005 and as Vice President International Sales and Operations of the Company from 1999 to 2003.

Dr. Harvey has been Chairman of the Board since January 2001. He served as the Chief Executive Officer for more than five years until December 31, 2005 and as President of the Company for more than five years until August 2004.

Mr. Hogan has been Chief Financial Officer and Chief Administrative Officer of the Company for more than five years.

Mr. Julien was named President of the Research Specialties unit of the Company in July 2005. He served as President of the Biotechnology unit of the Company for more than five years until July 2005.

Mr. Meteer has been Vice President Process Improvement of the Company for more than five years.

Ms. Miller has been Controller of the Company for more than five years.

Dr. Nagarkatti was named Chief Executive Officer of the Company in January 2006. He has been President of the Company since August 2004. He served as Chief Operating Officer of the Company from August 2004 until December 31, 2005. Previously he served as President of the Scientific Research and Fine Chemicals units of the Company from December 2002 to August 2004 and November 1999 to December 2002, respectively.

Mr. Rau joined the Company in October 2005 as Vice President Human Resources. Before joining the Company, Mr. Rau was Vice President Human Resources of Kellwood Company, an apparel marketer, from 2002 to 2005. Prior to that, he was Director of Training and Development at Kellwood Company from 1997 to 2002.

Mr. Richter has been Treasurer of the Company for more than five years.

Mr. Walton joined the Company in August 2005 as Vice President Safety and Quality. Before joining the Company, Mr. Walton was Director of Corporate Health and Safety of ArvinMeritor, an auto parts manufacturer, from 2000 to 2005.

Dr. Wicks was named President of the SAFC unit of the Company in December 2002. He had served as President of the Scientific Research unit from November 1999 to December 2002.

Mr. Yousaf was named President of the Research Biotech unit of the Company in July 2005. He served as the Vice President, Corporate R&D and Biotechnology Marketing of the Company from 2000 to July 2005.

The present terms of office of the Directors will expire when the next annual meeting of the Directors is held and their successors are elected.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases.

Country	Land Area (Acres)	Building Area (Sq. Ft) (In thousands)	Function
United States	1,625	4,175	admin., production, warehousing, distrib.
Germany	46	643	admin., production, warehousing, distrib.
Switzerland	13	413	admin., production, warehousing, distrib.
United Kingdom	240	401	admin., production, warehousing, distrib.
Israel	6	131	admin., production, warehousing, distrib.
All Other	44	646	admin., production, warehousing, distrib.

Total	1,974	6,409
Percent Owned	82%
Percent Leased	18%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets.

The Company used about 55% of its manufacturing capacity and expects to increase the utilization of its plants in the future.

Item 3.	Legal Proceedings

The information contained in Note 12 — Contingent Liabilities and Commitments on page 36 of the 2005 Annual Report is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2005 and 2004 is located on page 44 of the 2005 Annual Report under the caption “Common Stock Data,” which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table represents share repurchases for the year ended December 31, 2005 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec 31, 2004			36.0	4.0
Jan 1, 2005 – Jan 31, 2005	—	—	36.0	4.0
Feb 1, 2005 – Feb 29, 2005	—	—	36.0	4.0
Mar 1, 2005 – Mar 31, 2005	—	—	36.0	4.0
Apr 1, 2005 – Apr 30, 2005	0.1	$58.10	36.1	3.9
May 1, 2005 – May 31, 2005	0.9	$59.49	37.0	3.0
Jun 1, 2005 – Jun 30, 2005	0.4	$57.94	37.4	2.6
Jul 1, 2005 – Jul 31, 2005	—	—	37.4	2.6
Aug 1, 2005 – Aug 31, 2005	0.4	$62.56	37.8	2.2
Sep 1, 2005 – Sep 30, 2005	0.1	$62.43	37.9	2.1
Oct 1, 2005 – Oct 31, 2005	—	—	37.9	2.1
Nov 1, 2005 – Nov 30, 2005	0.1	$64.48	38.0	2.0
Dec 1, 2005 – Dec 31, 2005	—	—	38.0	2.0

Total at Dec 31, 2005	2.0	$60.14	38.0	2.0

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data

The information required by Items 6 through 8 is incorporated herein by reference to pages 17–44 of the 2005 Annual Report. See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2005 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2005, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there was no significant change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Auditor Attestation Report

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 42 and 43 of the 2005 Annual Report is incorporated herein by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics is available on our website at sigma-aldrich.com or may be obtained without charge by writing to the Secretary, Sigma-Aldrich Corporation, P.O. Box 14508, St. Louis, Missouri 63178. The content on our website does not constitute part of this Report.

Item 11.	Executive Compensation

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information, if any, under the captions “Director Compensation and Transactions” and “Principal Beneficial Owners and Transactions” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2006 Proxy Statement, which will be filed within 120 days after December 31, 2005, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Index to Financial Statements on page F-1 of this report. Those pages of the Company’s 2005 Annual Report listed in such Index are hereby incorporated by reference.

2.	Financial Statement Schedules.

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

3.	The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the Company and its subsidiaries on a consolidated basis.

4.	Exhibits

See Index to Exhibits on page F-2 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	March 13, 2006
	Karen J. Miller, Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jai P. Nagarkatti	March 13, 2006
Jai P. Nagarkatti, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Karen J. Miller	March 13, 2006
	Karen J. Miller, Controller	Date

By	/s/ Michael R. Hogan	March 13, 2006
	Michael R. Hogan, Chief Administrative Officer, Chief Financial Officer and Secretary (Principal Financial Officer)	Date

By	/s/ David R. Harvey	March 13, 2006
	David R. Harvey, Chairman of the Board	Date

By	/s/ Nina V. Fedoroff	March 13, 2006
	Nina V. Fedoroff, Director	Date

By	/s/ W. Lee McCollum	March 13, 2006
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	March 13, 2006
	Avi M. Nash, Director	Date

By	/s/ William C. O’Neil, Jr.	March 13, 2006
	William C. O’Neil, Jr., Director	Date

By	/s/ J. Pedro Reinhard	March 13, 2006
	J. Pedro Reinhard, Director	Date

By	/s/ Timothy R.G. Sear	March 13, 2006
	Timothy R.G. Sear, Director	Date

By	/s/ D. Dean Spatz	March 13, 2006
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	March 13, 2006
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Page Number Reference Annual Report to Shareholders
Management’s discussion and analysis	17–25

Market risk disclosure	24

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2005 and 2004	27

Consolidated statements for the years ended December 31, 2005, 2004 and 2003

Income	26

Stockholders’ Equity	28

Cash Flows	29

Notes to consolidated financial statements	30–41

Management’s report on internal control over financial reporting	42

Reports of independent registered public accounting firm	42–43

Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2005 and Quarterly Financial Data for the quarterly periods in 2005 and 2004	44

F-1

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits
2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended September 30, 2003 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii)of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman of the Board David R. Harvey effective January 1, 2006* — Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 19 ,2006, Commission File Number 0-8135.

(g)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(h)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(i)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy statement filed March 27, 1998, Commission File Number 0-8135.

(n)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

F-2

(o)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 2000, Commission File Number 0-8135.

(p)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, Michael R. Hogan, David W. Julien, James W. Meteer, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, Steven G. Walton, Franklin D. Wicks and Shahed I. Yousaf)* — See Exhibit 10(p).

(q)	2003 Long-Term Incentive Plan* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

(r)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy statement filed March 29, 2003, Commission File Number 0-8135.

(s)	Restricted Stock Agreement Under the 2003 Long-Term Incentive Plan* — Incorporated by reference to Exhibit 10(T) of Form 10-K filed for the year ended December 31, 2003, Commission File Number 0-8135.

(t)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation. — See Exhibit 10(t).

(u)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(u).

(v)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19 ,2006, Commission File Number 0-8135.

(w)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005.

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 16 to the Company’s 2005 consolidated financial statements filed as Exhibit 13 below.

13	Pages 17-44 of the Annual Report to Shareholders for the year ended December 31, 2005.

18	Independent Registered Public Accounting Firm’s Preferability Letter concerning the change in the measurement date for the Company’s defined benefit retirement and post retirement welfare benefit plans from December 31 to November 30. Incorporated by reference to Exhibit 18 of Form 10-K filed March 14, 2005, Commission File Number 0-8135.

21	Subsidiaries of Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. See exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. See exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

F-3