Form 10-Q
period 2006-03-31
SIGMA ALDRICH CORP
filed 2006-05-02
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 66,947,020 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2006.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$443.1	$399.8
Cost of products sold	214.3	192.0

Gross profit	228.8	207.8
Selling, general and administrative expenses	112.5	104.8
Research and development expenses	13.0	11.7
Interest, net	5.3	2.2

Income from operations before income taxes	98.0	89.1
Provision for income taxes	31.5	14.5

Net income	$66.5	$74.6

Net income per share – Basic	$0.99	$1.08

Net income per share – Diluted	$0.98	$1.07

Weighted average number of shares outstanding – Basic	67.1	68.8

Weighted average number of shares outstanding – Diluted	68.0	69.7

Dividends per share	$0.21	$0.19

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	(Unaudited) March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$118.3	$98.6
Accounts receivable, less allowance for doubtful accounts of $6.2 and $5.8, respectively	246.3	207.2
Inventories	551.8	550.4
Deferred taxes	52.5	48.4
Other current assets	44.7	45.6

Total current assets	1,013.6	950.2

Property, plant and equipment, net	608.9	613.1
Goodwill, net	340.0	336.4
Intangibles, net	125.5	129.6
Other assets	126.9	102.0

Total assets	$2,214.9	$2,131.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$271.0	$218.0
Accounts payable	89.0	90.0
Accrued payroll and payroll taxes	36.6	45.5
Accrued income taxes	73.1	52.5
Other accrued expenses	64.3	54.7

Total current liabilities	534.0	460.7

Long-term debt	253.4	283.2
Deferred post-retirement benefits	57.3	59.0
Deferred taxes	78.5	80.2
Other liabilities	21.0	14.8

Total liabilities	944.2	897.9

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 100.9 shares issued; 66.9 and 67.2 shares outstanding at March 31, 2006 and December 31, 2005, respectively	100.9	100.9
Capital in excess of par value	60.8	59.0
Common stock in treasury, at cost, 34.0 and 33.7 shares at March 31, 2006 and December 31, 2005, respectively	(1,289.9)	(1,264.4)
Retained earnings	2,356.9	2,304.5
Accumulated other comprehensive income	42.0	33.4

Total stockholders’ equity	1,270.7	1,233.4

Total liabilities and stockholders’ equity	$2,214.9	$2,131.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$66.5	$74.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.7	20.1
Deferred income taxes	(19.5)	(27.2)
Other	3.6	0.8
Changes in assets and liabilities:
Increase in accounts receivable	(36.4)	(35.7)
Decrease in inventories	1.9	0.5
Increase in accrued income taxes	20.3	26.5
(Decrease) increase in accrued payroll and payroll taxes	(9.2)	1.1
Increase in other accrued expenses	6.3	15.1
Other	1.6	1.9

Net cash provided by operating activities	56.8	77.7

Cash flows from investing activities:
Property, plant and equipment additions	(13.8)	(30.4)
Proceeds from sale of equipment	0.4	0.7
Acquisitions of businesses	—	(377.7)
Other, net	(7.4)	(0.4)

Net cash used in investing activities	(20.8)	(407.8)

Cash flows from financing activities:
Net issuance of short-term debt	52.9	187.5
Issuance of long-term debt	—	150.0
Repayment of long-term debt	(30.0)	(1.1)
Payment of dividends	(14.1)	(13.1)
Treasury stock purchases	(32.4)	—
Exercise of stock options	5.3	5.5
Excess tax benefits from stock-based payments	0.8	—

Net cash (used in) provided by financing activities	(17.5)	328.8

Effect of exchange rate changes on cash	1.2	(3.8)

Net change in cash and cash equivalents	19.7	(5.1)

Cash and cash equivalents at January 1	98.6	169.2

Cash and cash equivalents at March 31	$118.3	$164.1

Supplemental disclosures of cash flow information:

Income taxes paid	$24.1	$15.2
Interest paid, net of capitalized interest	4.5	4.0

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2006.

(3) Common Stock

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the “modified prospective” method. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense.

Had expense for the Company’s stock-based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123(R), the Company’s reported and proforma net income and net income per share for the three months ended March 31, 2005 would be as follows:

Three Months Ended March 31, 2005
Net income – as reported	$74.6
Proforma stock-based compensation expense, net of tax – as if grant-date fair value had been applied to all stock-based payment awards	(2.8)

Net income – proforma for stock-based compensation expense	$71.8

Net income per share – Basic, as reported	$1.08
Net income per share – Basic, proforma for stock-based compensation expense	$1.04

Net income per share – Diluted, as reported	$1.07
Net income per share – Diluted, proforma for stock-based compensation expense	$1.03

As of March 31, 2006, there was $12.1 of unrecognized expense related to nonvested stock-based compensation arrangements granted. This expense is expected to be recognized over a weighted average period of 1.8 years. Compensation expense charged against income is included in selling, general and administrative expenses. The stock-based compensation expense, net of tax, for the quarter ended March 31, 2006 was $2.3.

The Company’s 2003 Long-Term Incentive Plan (2003 LTIP) permits the granting of incentive or non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards. Shares issued under the 2003 LTIP may be distributed from authorized and unissued shares or treasury shares. Including shares forfeited, 3,288,342 shares of the Company’s common stock remain available for awards at March 31, 2006 under this plan. At March 31, 2006, the Company had awards outstanding under the stock-based payment arrangements described below:

Stock Options:

The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on its calculated fair value. Expected volatility is an input of the Black-Scholes option-pricing model and is based upon the historical volatility of the Company’s stock.

No options were granted in the first quarter of 2006 under the 2003 LTIP.

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Share Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the quarter ended March 31, 2006 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2006	4,120,814	$48.41	—	$—
Exercised	(154,013)	40.55	—	—
Forfeited	(16,750)	53.24	—	—

Stock Options outstanding, March 31, 2006	3,950,051	$48.70	78.00 months	$67.0

Stock Options exercisable at March 31, 2006	3,006,426	$46.33	76.93 months	$49.4

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $2.1 and $1.9, respectively.

A summary of the Company’s nonvested stock options as of March 31, 2006, and changes during the quarter then ended, is as follows:

	Number of Stock Options	Wtd. Avg. Grant-Date Fair Value
Nonvested Stock Options outstanding, January 1, 2006	1,007,500	$18.69
Vested	(57,875)	19.78
Forfeited	(6,000)	18.83

Nonvested Stock Options outstanding, March 31, 2006	943,625	$18.61

Performance Units:

During the quarter ended March 31, 2006, 87,240 Performance Units were awarded to employees. The Performance Units vest over a three-year performance period beginning January 1, 2006 and ending December 31, 2008. The actual Performance Units awarded will be determined at the end of the performance period with possible payouts ranging from 0% to 150% of the target amount based upon the achievement of specified performance criteria. One-half of the awards issued will be based upon the Company’s three-year average return on equity ratio calculation and one-half of the awards will be based upon the Company’s three-year average sales growth (adjusted for currency, but including acquisitions). Each Performance Unit paid will include one-half share of the Company’s common stock and the cash equivalent of one-half share of the Company’s common stock, except that the Company will direct that any fractional shares of stock be paid in cash. The value of the equity portion of a Performance Unit is equivalent to the closing market price of the Company’s stock on the grant date. The Company will expense the amount over the three-year vesting period. The remaining half of the Performance Unit, to be paid in cash, is valued at the closing market price of the Company’s stock at each quarter-end and ratably expensed during the remaining performance period. Therefore, the related stock-based compensation expense will fluctuate with the value of the Company’s stock. The expense for the entire number of performance units awarded is dependant upon the probability of achieving the specific financial targets and is recorded ratably over the three-year vesting period.

A summary of the Company’s nonvested Performance Units as of March 31, 2006, and changes during the quarter then ended, is reflected in the table below. The Weighted Average Grant-Date Fair Value column includes both the fair value at grant date for the equity portion of the performance unit and the fair value of the cash portion of the performance unit.

	Number of Performance Units	Wtd. Avg. Grant-Date Fair Value Per Unit
Nonvested Performance Units outstanding, January 1, 2006	—	$—
Granted	87,240	63.29
Forfeited	(810)	63.29

Nonvested Performance Units outstanding, March 31, 2006	86,430	$63.54

Stock Awards:

On January 1, 2006, each non-employee Director received 600 shares of Company stock in lieu of an increase in Director fees. The stock award was expensed in the first quarter of 2006 based on the fair value of the Company’s common stock at December 31, 2005.

(4) Inventories

The principal categories of inventories are:

	March 31, 2006	December 31, 2005
Finished goods	$460.8	$452.0
Work in process	23.2	30.9
Raw materials	67.8	67.5

Total	$551.8	$550.4

(5) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2006 and December 31, 2005 are as follows:

	Cost		Accumulated Amortization
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Amortizable intangible assets:
Patents	$12.2	$11.9	$3.7	$3.4
Trademarks	13.4	13.4	6.9	6.7
Licenses	12.0	14.7	2.7	2.9
Customer relationships	88.1	88.2	6.6	6.0
Technical knowledge	17.0	16.9	1.6	1.2
Other	10.7	10.4	8.8	8.1

Total amortizable intangible assets	$153.4	$155.5	$30.3	$28.3

Unamortizable intangible assets:
Goodwill	$365.0	$361.2	$25.0	$24.8
Trade names	1.8	1.8	—	—
Other	0.6	0.6	—	—

Total unamortizable intangible assets	$367.4	$363.6	$25.0	$24.8

For the three months ended March 31, 2006, the Company recorded amortization expense of $2.0 related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2006 and $10.0 in each of the following four years.

The change in the net goodwill for the three months ended March 31, 2006 is as follows:

Balance at December 31, 2005	$336.4
Acquisitions	2.5
Impact of foreign currency exchange rates	1.1

Balance at March 31, 2006	$340.0

The purchase price paid in cash for the acquisition of JRH Biosciences (JRH), acquired in February 2005, has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The Company completed the purchase price allocation for JRH during the first quarter of 2006.

(6) Debt

Notes payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a second five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At March 31, 2006 and December 31, 2005, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth and total debt as a percentage of total capitalization was $1,270.7 and 29.2%, respectively, at March 31, 2006.

The facility expiring on February 23, 2010 was entered into in February 2005 as part of a $300.0 credit agreement. This credit agreement also included a $150.0 three-year term loan. The credit agreement was used to partially fund acquisitions and provide for working capital requirements. On February 28, 2006, $30.0 was paid to reduce the term loan from $150.0 to $120.0. Borrowings under the three-year term loan of $120.0 are classified as Medium-Term Notes under Long-term debt.

At March 31, 2006, $157.8 of commercial paper was outstanding with a weighted average interest rate of 4.73%. At December 31, 2005, $119.1 of commercial paper was outstanding with a weighted average interest rate of 4.35%.

On March 15, 2006, the Company entered into a short-term credit facility denominated in Korean Won expiring on March 7, 2007. The total commitment converted into U.S. Dollars (USD) was $20.6 at March 31, 2006. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At March 31, 2006, borrowings outstanding in USD were $14.4 at an average interest rate of 5.01%.

Notes payable by international subsidiaries were $6.8 at both March 31, 2006 and December 31, 2005. The notes are payable in local currencies with a weighted average interest rate of 0.7% at both March 31, 2006 and December 31, 2005.

Long-term debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	120.0	150.0
Medium-Term Loans, due December 20, 2006-2008	49.9	49.5
Other	0.5	0.8

Total	345.4	375.3
Less – Current maturities	(92.0)	(92.1)

	$253.4	$283.2

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth and total debt as a percentage of total capitalization was $1,270.7 and 29.2%, respectively, at March 31, 2006.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. On February 28, 2006, $30.0 was paid to reduce the total borrowings from $150.0 to $120.0. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At March 31, 2006, the weighted average interest rate on these notes was 5.08%.

The Medium-Term Loans due December 20, 2006-2008 were issued in a credit agreement dated December 15, 2005 between Sigma-Aldrich Holding AG (Switzerland) and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60 million. The Loans bear interest at varying rates based upon the applicable Swiss LIBOR rate for the relevant interest period plus an incremental margin based upon the Company’s credit rating. At March 31, 2006, the weighted average interest rate on these notes was 1.44%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $5.8 and $3.1 for the three months ended March 31, 2006 and 2005, respectively.

(7) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2006	2005
Weighted average shares
Basic shares	67.1	68.8
Effect of dilutive securities	0.9	0.9

Diluted shares	68.0	69.7

(8) Comprehensive Income

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

For the three months ended March 31, 2006 and 2005, reported comprehensive income was $75.1 and $48.2, respectively.

(9) Company Operations by Business Unit

The Company consists of four business units, which define the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units. Additionally, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income growth, return on equity and return on assets. Certain Business Unit presidents also have a modest component of their compensation program based on their respective business unit sales growth. Based on these factors, the Company concludes that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2006	2005
Research Essentials	$91.8	$87.5
Research Specialties	168.8	161.4
Research Biotech	71.8	65.6
SAFC	110.7	85.3

Total	$443.1	$399.8

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9.1 and $6.6 for the three months ended March 31, 2006 and 2005, respectively.

Geographic financial information is as follows:

	Three Months Ended March 31,
	2006	2005
Net sales to unaffiliated customers:
United States	$179.9	$156.3
International	263.2	243.5

Total	$443.1	$399.8

	March 31, 2006	December 31, 2005
Long-lived assets:
United States	$454.1	$466.0
International	233.3	217.4

Total	$687.4	$683.4

(10) Share Repurchases

At March 31, 2006 and December 31, 2005, the Company had repurchased a total of 38.5 and 38.0 million shares of an authorized repurchase of 40 million shares. There were 66.9 million shares outstanding as of March 31, 2006. The Company expects to acquire the remaining 1.5 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(11) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2006	2005	2006	2005	2006	2005
Service cost	$1.3	$1.1	$1.7	$1.7	$0.3	$0.5
Interest cost	1.2	1.2	1.3	1.4	0.6	0.8
Expected return on plan assets	(1.7)	(1.6)	(1.6)	(1.4)	—	—
Amortization	0.5	0.4	0.3	0.3	(0.2)	—

Net periodic benefit cost	$1.3	$1.1	$1.7	$2.0	$0.7	$1.3

The Company is not required but does expect to make contributions of at least $2.5 to the U.S. pension plan in 2006. The Company contributed $1.1 to its International pension plans for the three months ended March 31, 2006 and expects to contribute a total of approximately $4.1 in 2006.

The Company’s post-retirement benefit expense was reduced by $0.5 in the first quarter of 2006 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company did not have any impact to its benefit expense as a result of the Act in the first quarter of 2005.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $1.9 and $1.6 for the three months ended March 31, 2006 and 2005, respectively.

(12) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2006.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. The Company has settled the claims filed by plaintiffs in one of these three states.

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 36 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in court of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in court of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markham hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. Such determination has not yet been issued. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

At March 31, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 6 and Note 11 of this Quarterly Report on Form 10-Q.

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

With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. While the Company is able to report currency impacts after the fact, it is unable to estimate changes that may occur later in 2006 to applicable exchange rates and thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2006 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of the Company’s sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes is ongoing and/or comparable operating results excluding currency impacts and certain other items, including stock-based compensation expense, the sales benefit from acquisitions and the related inventory purchase accounting charge, and the first quarter 2005 tax benefit. The Company excludes these other items in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Reported sales for the first quarter of 2006 increased 10.8% to $443.1 from $399.8 in the first quarter of 2005. Strong organic growth in core businesses, including a modest contribution from the integrated Proligo Group (Proligo) acquisition, provided 10.3 percentage points of the increase. Sales gains were driven by improved demand and the success of new sales initiatives in both U.S. and international markets. A carryover benefit from the February 2005 addition of the JRH Biosciences’ (JRH) industrial cell culture business contributed another 4.8 percentage points to the quarterly gain. The impact of currency reduced otherwise reportable growth by 4.3 percentage points.

Reported sales growth, currency impact, increases in sales of industrial cell culture products due to the acquisition of JRH (indicated as “JRH Industrial” in the table below), and the adjusted sales growth were as follows, compared to the same periods in 2005:

	Three Months Ended March 31, 2006
	Reported	Currency Impact	JRH Industrial	Adjusted
Research Essentials	4.9%	(4.1)%	—%	9.0%
Research Specialties	4.6%	(4.6)%	—%	9.2%
Research Biotech	9.5%	(4.6)%	—%	14.1%
SAFC	29.8%	(3.9)%	22.3%	11.4%
Total	10.8%	(4.3)%	4.8%	10.3%

Research Essentials currency adjusted sales growth in the first quarter of 2006 maintained the higher levels of growth experienced in the former Scientific Research business (now divided into Research Essentials – commonly used laboratory chemicals and supplies - and Research Specialties – high purity and application driven chemicals) from the second through fourth quarters of 2005 in all major customer segments and in each major geographic area. New approaches toward providing innovative solutions for economic buyers produced strong sales for this unit’s two major product groups, lab essentials and cell culture, enabling the unit to achieve sales gains of more than two times it’s strategic growth goal of 4.0%.

Research Specialties currency adjusted sales growth in the first quarter of 2006 in major customer segments and geographic markets mirrored that of Research Essentials. Organic growth exceeded this unit’s 6.0% strategic growth target, helped by a focus on initiatives that take advantage of opportunities in the faster growth areas of drug discovery, material science and specialty biochemicals.

Research Biotech sales growth in the first quarter of 2006 benefited from the integration of Proligo into the Company’s existing genomics business. Continuing strength in molecular biology product sales combined with improved demand for synthetic DNA, particularly from academic customers outside the U.S. and pharmaceutical customers worldwide, provided strong organic growth, enabling this unit to achieve double digit organic growth, consistent with performance in the last three quarters of 2005.

SAFC currency adjusted sales growth benefited from the completion of one full year of ownership of JRH at the end of February 2006 and the traditionally lumpy nature of this business reduced the acquisition’s contribution from approximately 60% over the final three quarters of 2005 to 22.3% in the first quarter of 2006. Ongoing efforts to promote this unit’s capabilities using the SAFC brand identity and the repositioning of its Specialties business as Supply Solutions in February 2006 continued to help drive sales growth at rates far exceeding the underlying market’s growth of 2.0% to 3.0%. Sales to Diagnostics manufacturers were particularly strong in the first quarter of 2006.

Ongoing efforts to enhance Internet capabilities to maintain the Company’s superiority in this rapidly developing order and information tool boosted E-commerce Research Sales (for Research Essentials, Research Specialties and Research Biotech) to 34% of consolidated Research sales in the first quarter of 2006, up from 32% in the fourth quarter of 2005. This continued the established pattern of meeting or beating prior quarterly sales contributions from the Internet in each of the prior 13 quarters since the Internet became a key part of the Company’s sales growth strategy.

Efforts to grow international (non-European) sales at a faster pace and boost their overall contribution from 20% of total sales in 2005 to 25% by 2010 led to first quarter of 2006 international sales increases before currency impacts of 13%. Continued emphasis in the developing markets of China, India and Brazil provided currency adjusted sales growth in excess of 30% in each country during the first quarter of 2006.

Reported diluted net income per share for the first quarter of 2006 declined by 8.4% to $.98 from $1.07 in the first quarter of 2005. The diluted net income per share in first quarter of 2006 included an adverse currency impact of $.04, a $.03 non-cash inventory purchase accounting charge and a $.02 per share negative tax impact due largely to the U.S. Congress’s unexpected failure to extend existing R&D credits in the U.S. The diluted net income per share first quarter of 2005 included a $.16 tax claim settlement benefit and a $.02 non-cash inventory purchase accounting charge. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), using the “modified prospective” method as discussed in Note 3 to the consolidated financial statements. Accordingly, 2005 results have not been adjusted for the impact of stock-based compensation expense. The impact to the Company’s net income per diluted share for the first quarter of 2005 would have been $.04 had the Company included the impact of SFAS 123(R) during the first quarter of 2005.

Cost of products sold for the three months ended March 31, 2006 and 2005 was $214.3 and $192.0, respectively, representing 48.4% and 48.0% of net sales, respectively. The slight gross margin decline in 2006 from 2005 primarily reflects lower gross margins for JRH’s industrial cell culture business and the inclusion of the non-cash inventory purchase accounting charge (to adjust acquired inventories to their fair market values) for the first two months of 2006’s first quarter versus only the final month of 2005’s first quarter. These factors were partially offset by favorable impacts from higher unit sales volumes and process improvement benefits in other pre-acquisition businesses. Higher raw material, energy and fuel costs experienced by other chemical businesses had little impact on the 2006 gross margin.

Selling, general and administrative expenses were $112.5 and $104.8 for the three months ended March 31, 2006 and 2005, respectively. Selling, general and administrative expenses declined to 25.4% of sales in 2006 from 26.2% of sales in 2005 due to lower operating expenses as a percent of sales for the JRH industrial cell culture business and process improvement benefits, partially offset by the inclusion of stock-based compensation expense in 2006.

Research and development expenses were $13.0 and $11.7 for the quarters ended March 31, 2006 and 2005, respectively. These expenses represented 2.9% of net sales for both periods. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Net interest expense was $5.3 and $2.2 for the quarters ended March 31, 2006 and 2005, respectively. The increase in net interest expense is due to borrowings for the 2005 acquisitions of JRH, share repurchases in 2006 and 2005 and higher interest rates.

The effective tax rate for the quarter ended March 31, 2006 was 32.1% compared to 16.3% for the quarter ended March 31, 2005. This increased tax rate reflects the inclusion of a tax claim settlement benefit of $11.3 in the first quarter of 2005, a lower level of international and other tax benefits in 2006 and the 2006 expiration of R&D tax credits in the U.S.

Net income for the quarter ended March 31, 2006 of $66.5 was lower than net income of $74.6 for the quarter ended March 31, 2005 due to the items mentioned above.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,

	2006	2005
Net cash provided by (used in):
Operating activities	$56.8	$77.7
Investing activities	(20.8)	(407.8)
Financing activities	(17.5)	328.8

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2006 decreased $20.9 compared to the same period of 2005. This decrease results primarily from lower net income from operations, timing of tax payments and other changes in working capital.

Investing Activities

Cash used in investing activities was $20.8 and $407.8 for the three months ended March 31, 2006 and 2005, respectively. This decrease was primarily due to funding requirements for the acquisitions of JRH in 2005. Capital expenditures were $13.8 and $30.4 for the three months ended March 31, 2006 and 2005, respectively. 2006 capital expenditures included the expansion of a facility in Wisconsin and construction of a new facility in India. 2005 capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $75 to $80 during 2006.

Financing Activities

For the three months ended March 31, 2006, the Company’s financing activities used cash of $17.5 compared to providing cash of $328.8 for the same period of 2005. Cash used in the payment of dividends was $14.1 and $13.1 for the three months ended March 31, 2006 and 2005, respectively. Cash paid for treasury stock purchases were $32.4 for the first quarter of 2006. There were no treasury stock purchases in the first quarter of 2005. These cash outflows were partially offset by the issuance of short-term and long-term debt, net of repayments, of $22.9 in the first quarter of 2006 and $336.4 in the first quarter of 2005 as well as $5.3 received from the exercise of stock options in the first quarter of 2006 compared to $5.5 in the first quarter of 2005.

At March 31, 2006, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At March 31, 2006, the Company had $157.8 of commercial paper outstanding. The Company had borrowings of $120.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s material debt covenants, see Note 6 - Debt to the consolidated financial statements.

Share Repurchases

At March 31, 2006 and December 31, 2005, the Company had repurchased a total of 38.5 million shares and 38.0 million shares, respectively, of an authorized repurchase of 40 million shares. There were 66.9 million shares outstanding as of March 31, 2006. The Company expects to acquire the remaining authorized shares, but the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At March 31, 2006, the Company had $157.8 of commercial paper outstanding and other short-term debt of $113.2 with maturities of less than one year. The Company had long-term borrowings over one year of $253.4, for a total increase in contractual obligations, including all outstanding debt, of $23.2 from December 31, 2005.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2006.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. The Company has settled the claims filed by plaintiffs in one of these three states.

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 36 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a Federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

The Company believes its reserves and insurance are sufficient to provide for claims received through March 31, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York. Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in court of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life

Sciences, Inc. pleaded in court of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markham hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. Such determination has not yet been issued. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

At March 31, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 6 and Note 11 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to stabilize the value of certain receivables and payables denominated in foreign currencies. Most of the contracts are single currency. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses. The market risk of foreign currency rate changes represents the potential loss in fair value of net currency positions at year-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency transactions for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)), as of March 31, 2006, and determined that such controls and procedures are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They have also determined in their evaluation that there was no significant change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 12 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2006 – Jan 31, 2006	—	—	38.0	2.0
Feb 1, 2006 – Feb 28, 2006	0.3	$64.84	38.3	1.7
Mar 1, 2006 – Mar 31, 2006	0.2	$64.71	38.5	1.5

Total	0.5	$64.80	38.5	1.5

Item 6. Exhibits

(a)	Exhibits

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

10.3	Summary of Fiscal 2006 Salaries for the Named Executive Officers of Sigma-Aldrich Corporation.*

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

By	/s/ Karen J. Miller	May 2, 2006
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)