Form 10-Q
period 2006-06-30
SIGMA ALDRICH CORP
filed 2006-08-08
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 66,374,265 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2006.

Part 1- FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$448.5	$444.0	$891.6	$843.8
Cost of products sold	214.0	221.2	428.3	413.2

Gross profit	234.5	222.8	463.3	430.6
Selling, general and administrative expenses	117.7	116.8	230.2	221.6
Research and development expenses	13.4	13.1	26.4	24.8
Interest, net	6.3	4.9	11.6	7.1

Income from operations before income taxes	97.1	88.0	195.1	177.1
Provision for income taxes	26.8	25.5	58.3	40.0

Net income	$70.3	$62.5	$136.8	$137.1

Net income per share – Basic	$1.06	$0.92	$2.05	$2.00

Net income per share – Diluted	$1.04	$0.91	$2.02	$1.98

Weighted average number of shares outstanding – Basic	66.6	68.2	66.9	68.5

Weighted average number of shares outstanding – Diluted	67.6	69.0	67.8	69.3

Dividends per share	$0.21	$0.19	$0.42	$0.38

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$165.9	$98.6
Accounts receivable, less allowance for doubtful accounts of $5.4 and $5.8, respectively	256.6	207.2
Inventories	585.6	550.4
Deferred taxes	56.1	48.4
Other current assets	40.2	45.6

Total current assets	1,104.4	950.2

Property, plant and equipment, net of accumulated depreciation of $686.9 and $640.2, respectively	633.3	613.1
Goodwill, net	348.0	336.4
Intangibles, net	127.1	129.6
Other assets	130.7	102.0

Total assets	$2,343.5	$2,131.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$334.7	$218.0
Accounts payable	91.1	90.0
Accrued payroll and payroll taxes	43.8	45.5
Accrued income taxes	63.6	52.5
Other accrued expenses	65.6	54.7

Total current liabilities	598.8	460.7

Long-term debt	255.6	283.2
Deferred post-retirement benefits	57.6	59.0
Deferred taxes	78.8	80.2
Other liabilities	23.3	14.8

Total liabilities	1,014.1	897.9

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 100.9 shares issued; 66.4 and 67.2 shares outstanding at June 30, 2006 and December 31, 2005, respectively	100.9	100.9
Capital in excess of par value	67.2	59.0
Common stock in treasury, at cost, 34.5 and 33.7 shares at June 30, 2006 and December 31, 2005, respectively	(1,334.9)	(1,264.4)
Retained earnings	2,413.3	2,304.5
Accumulated other comprehensive income	82.9	33.4

Total stockholders’ equity	1,329.4	1,233.4

Total liabilities and stockholders’ equity	$2,343.5	$2,131.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$136.8	$137.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.8	43.1
Deferred income taxes	(23.7)	(33.1)
Other	9.0	2.7
Changes in assets and liabilities:
Increase in accounts receivable	(37.8)	(48.5)
(Increase) decrease in inventories	(11.6)	5.3
Increase in accrued income taxes	8.4	6.4
Other	9.4	12.4

Net cash provided by operating activities	134.3	125.4

Cash flows from investing activities:
Property, plant and equipment additions	(30.8)	(50.9)
Proceeds from sale of equipment	2.4	0.9
Acquisitions of businesses	(0.9)	(427.7)
Other, net	(10.8)	(3.9)

Net cash used in investing activities	(40.1)	(481.6)

Cash flows from financing activities:
Net issuance of short-term debt	114.5	274.4
Issuance of long-term debt	—	150.0
Repayment of long-term debt	(49.7)	(1.3)
Payment of dividends	(28.0)	(25.8)
Treasury stock purchases	(86.2)	(79.4)
Exercise of stock options	15.9	7.1
Excess tax benefits from stock-based payments	1.8	—

Net cash (used in) provided by financing activities	(31.7)	325.0

Effect of exchange rate changes on cash	4.8	(8.0)

Net change in cash and cash equivalents	67.3	(39.2)
Cash and cash equivalents at January 1	98.6	169.2

Cash and cash equivalents at June 30	$165.9	$130.0

Supplemental disclosures of cash flow information:

Income taxes paid	$65.9	$68.3
Interest paid, net of capitalized interest	15.1	8.9

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2006.

(3) New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF Issue No. 06-03). EITF Issue No. 06-03 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. If ratified by the Financial Accounting Standards Board (FASB), this consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company is in the process of assessing the impact of EITF Issue No. 06-03 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. FIN 48 also requires certain disclosures after adoption: (1) the accounting policy for accounting for interest and penalties, and (2) a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period, including the specific identification of each source of the change. The Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

(4) Common Stock

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). SFAS 123(R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company adopted the provisions of SFAS 123(R) on January 1, 2006 using the “modified prospective” method. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 and applicable interim periods were not restated for the impact of stock-based compensation expense.

Had expense for the Company’s stock-based compensation plans been determined based on the grant date fair value for 2005, consistent with the provisions of SFAS 123(R), the Company’s net income and net income per share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$62.5	$137.1
Proforma stock-based compensation expense, net of tax – as if grant date fair value had been applied to all stock-based payment awards	(1.8)	(4.6)

Net income – proforma for stock-based compensation expense	$60.7	$132.5

Net income per share – Basic, as reported	$.92	$2.00
Net income per share – Basic, proforma for stock-based compensation expense	$.89	$1.93
Net income per share – Diluted, as reported	$.91	$1.98
Net income per share – Diluted, proforma for stock-based compensation expense	$.88	$1.91

As of June 30, 2006, there was $19.2 of unrecognized expense related to nonvested stock-based compensation arrangements granted. This expense is expected to be recognized over a weighted average period of 1.5 years. Compensation expense charged against income is included in selling, general and administrative expenses. The stock-based compensation expense, net of tax, for the three and six months ended June 30, 2006 was $3.3 and $5.6, respectively.

The Company’s 2003 Long-Term Incentive Plan (2003 LTIP) permits the granting of incentive or non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards. Shares issued under the 2003 LTIP may be distributed from authorized and unissued shares or treasury shares. Including shares forfeited, 2,793,356 shares of the Company’s common stock remain available for awards at June 30, 2006 under this plan. At June 30, 2006, the Company had awards outstanding under the stock-based payment arrangements described below:

Stock Options:

The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on its calculated fair value. Expected volatility is an input of the Black-Scholes option-pricing model and is based upon the historical volatility of the Company’s stock. During the second quarter, the Company granted a total of 518,975 stock options under the 2003 LTIP.

The weighted average assumptions under the Black-Scholes option-pricing model for the second quarter 2006 stock option grants are as follows:

Assumptions
Expected term (years)	6.0
Expected volatility	27.89%
Risk-free interest rate	5.02%
Dividend yield	1.22%

Expected term – The expected term of the options represents the period of time between the grant date of the option and the time the option is either exercised or forfeited, including an estimate of future forfeitures for outstanding options. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during the second quarter of 2006.

Expected volatility – The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price, for a period approximating the expected term.

Risk-free interest rate – The risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant and with a maturity that approximates the expected term.

Dividend yield – The dividend yield is based on the Company’s authorized quarterly dividend, approved by the Board of Directors on May 2, 2006, and the Company’s expectation for dividend yields over the expected term.

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Share Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the quarter ended June 30, 2006 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, March 31, 2006	3,950,051	$48.70	—	—
Granted	518,975	68.14	—	—
Exercised	(254,290)	43.36	—	—
Forfeited	(15,155)	51.55	—	—

Stock Options outstanding, June 30, 2006	4,199,581	$51.41	66.70 months	$89.2

Stock Options exercisable at June 30, 2006	2,962,831	$47.18	80.47 months	$75.4

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Share Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the six months ended June 30, 2006 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2006	4,120,814	$48.41	—	—
Granted	518,975	68.14	—	—
Exercised	(408,303)	42.31	—	—
Forfeited	(31,905)	52.44	—	—

Stock Options outstanding, June 30, 2006	4,199,581	$51.41	66.70 months	$89.2

The aggregate intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was $8.2 and $2.1, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $10.3 and $4.0, respectively.

A summary of the Company’s nonvested stock options as of June 30, 2006, and changes during the quarter then ended, is as follows:

	Number of Stock Options	Wtd. Avg. Grant Date Fair Value
Nonvested Stock Options outstanding, March 31, 2006	943,625	$18.61
Granted	518,975	22.46
Vested	(216,725)	18.30
Forfeited	(9,125)	19.37

Nonvested Stock Options outstanding, June 30, 2006	1,236,750	$20.27

A summary of the Company’s nonvested stock options as of June 30, 2006, and changes during the six months then ended, is as follows:

	Number of Stock Options	Wtd. Avg. Grant Date Fair Value
Nonvested Stock Options outstanding, January 1, 2006	1,007,500	$18.69
Granted	518,975	22.46
Vested	(274,600)	18.63
Forfeited	(15,125)	19.16

Nonvested Stock Options outstanding, June 30, 2006	1,236,750	$20.27

Performance Units:

During the first quarter of 2006, 87,240 Performance Units were awarded to employees. The Performance Units vest over a three-year performance period beginning January 1, 2006 and ending December 31, 2008. The actual Performance Units awarded will be determined at the end of the performance period with possible payouts ranging from 0% to 150% of the target amount based upon the achievement of specified performance criteria. One-half of the awards issued will be based upon the Company’s three-year average return on equity ratio calculation and one-half of the awards will be based upon the Company’s three-year average sales growth (adjusted for currency, but including acquisitions). Each Performance Unit paid will include one-half share of the Company’s common stock and the cash equivalent of one-half share of the Company’s common stock, except that the Company will direct that any fractional shares of stock be paid in cash. The value of the equity portion of a Performance Unit is equivalent to the closing market price of the Company’s stock on the grant date. The Company will expense the amount over the three-year vesting period. The remaining half of the Performance Unit, to be paid in cash, is valued at the closing market price of the Company’s stock at each quarter-end and ratably expensed during the remaining performance period. Therefore, the related stock-based compensation expense will fluctuate with the value of the Company’s stock. The expense for the entire number of performance units awarded is dependant upon the probability of achieving the specific financial targets and is recorded ratably over the three-year vesting period.

A summary of the Company’s nonvested Performance Units as of June 30, 2006, and changes during the quarter then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value column includes both the fair value at grant date for the equity portion of the performance unit and the fair value of the cash portion of the performance unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value Per Unit
Nonvested Performance Units outstanding, March 31, 2006	86,430	$63.54
Granted	—	—
Forfeited	(1,060)	63.54

Nonvested Performance Units outstanding, June 30, 2006	85,370	$67.97

A summary of the Company’s nonvested Performance Units as of June 30, 2006, and changes during the six months then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value column includes both the fair value at grant date for the equity portion of the performance unit and the fair value of the cash portion of the performance unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value Per Unit
Nonvested Performance Units outstanding, January 1, 2006	—	$—
Granted	87,240	63.29
Forfeited	(1,870)	63.43

Nonvested Performance Units outstanding, June 30, 2006	85,370	$67.97

Stock Awards:

On January 1, 2006, each non-employee Director received 600 shares of Company stock in lieu of an increase in Director fees. The stock award was expensed in the first quarter of 2006 based on the fair value of the Company’s common stock at December 31, 2005.

(5) Inventories

The principal categories of inventories are:

	June 30, 2006	December 31, 2005
Finished goods	$493.6	$452.0
Work in process	21.8	30.9
Raw materials	70.2	67.5

Total	$585.6	$550.4

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2006 and December 31, 2005 are as follows:

	Cost		Accumulated Amortization
	June 30, 2006	December 31, 2005	June 30, 2006	December 31, 2005
Amortizable intangible assets:
Patents	$12.4	$11.9	$4.0	$3.4
Trademarks	13.5	13.4	7.1	6.7
Licenses	12.8	14.7	2.6	2.9
Customer relationships	90.0	88.2	8.4	6.0
Technical knowledge	18.2	16.9	2.1	1.2
Other	10.6	10.4	8.6	8.1

Total amortizable intangible assets	$157.5	$155.5	$32.8	$28.3

Unamortizable intangible assets:

Goodwill	$373.4	$361.2	$25.4	$24.8
Trade names	1.8	1.8	—	—
Other	0.6	0.6	—	—

Total unamortizable intangible Assets	$375.8	$363.6	$25.4	$24.8

For the three months and six months ended June 30, 2006, the Company recorded amortization expense of $2.8 and $4.8 related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2006 and $10.0 in each of the following four years.

The change in the net goodwill for the six months ended June 30, 2006 is as follows:

Balance at December 31, 2005	$336.4
Acquisitions	3.6
Impact of foreign currency exchange rates	8.0

Balance at June 30, 2006	$348.0

(7) Debt

Notes payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a second five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At June 30, 2006 and December 31, 2005, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth was $1,329.4 and debt as a percentage of total capitalization was 30.7% at June 30, 2006.

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

At June 30, 2006, $219.8 of commercial paper was outstanding with a weighted average interest rate of 5.15%. At December 31, 2005, $119.1 of commercial paper was outstanding with a weighted average interest rate of 4.35%.

On March 15, 2006, the Company entered into a short-term credit facility denominated in Korean Won expiring on March 7, 2007. The total commitment converted into U.S. Dollars (USD) was $22.0 at June 30, 2006. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At June 30, 2006, borrowings outstanding in USD were $14.6 at an average interest rate of 5.01%.

Notes payable by international subsidiaries were $7.0 and $6.8 at June 30, 2006 and December 31, 2005, respectively. The notes are payable in local currencies with a weighted average interest rate of 0.8% and 0.7% at June 30, 2006 and December 31, 2005, respectively.

Long-term debt

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	120.0	150.0
Medium-Term Loans, due December 20, 2006-2008	53.2	49.5
Other	0.7	0.8

Total	348.9	375.3
Less – Current maturities	(93.3)	(92.1)

	$255.6	$283.2

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth was $1,329.4 and debt as a percentage of total capitalization was 30.7% at June 30, 2006.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. On February 28, 2006, $30.0 was paid to reduce the total borrowings from $150.0 to $120.0. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At June 30, 2006, the weighted average interest rate on these notes was 5.47%.

The Medium-Term Loans due December 20, 2006-2008 were issued in a credit agreement dated December 15, 2005 between Sigma-Aldrich (Switzerland) Holding AG and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60 million. The Loans bear interest at varying rates based upon the applicable Swiss LIBOR rate for the relevant interest period plus an incremental margin based upon the Company’s credit rating. At June 30, 2006, the weighted average interest rate on these notes was 1.69%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.1 and $5.4 for the three months ended June 30, 2006 and 2005, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $12.9 and $8.5 for the six months ended June 30, 2006 and 2005, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares
Basic shares	66.6	68.2	66.9	68.5
Effect of dilutive securities	1.0	0.8	0.9	0.8

Diluted shares	67.6	69.0	67.8	69.3

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

For the three months ended June 30, 2006 and 2005, reported comprehensive income was $111.2 and $16.6, respectively. For the six months ended June 30, 2006 and 2005, reported comprehensive income was $186.3 and $64.8, respectively.

(10) Company Operations by Business Unit

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

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research Essentials	$88.1	$88.6	$179.9	$176.1
Research Specialties	164.1	160.7	332.9	322.1
Research Biotech	69.0	68.3	140.8	133.9
SAFC	127.3	126.4	238.0	211.7

Total	$448.5	$444.0	$891.6	$843.8

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $8.4 and $8.9 for the three months ended June 30, 2006 and 2005, respectively. These sales for the six months ended June 30, 2006 and 2005 were $17.5 and $15.5, respectively.

Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales to unaffiliated customers:
United States	$178.6	$183.1	$358.5	$339.4
International	269.9	260.9	533.1	504.4

Total	$448.5	$444.0	$891.6	$843.8

			June 30, 2006	December 31, 2005
Long-lived assets:
United States			$454.0	$466.0
International			259.5	217.4

Total			$713.5	$683.4

(11) Share Repurchases

At June 30, 2006 and December 31, 2005, the Company had repurchased a total of 39.3 and 38.0 million shares of an authorized repurchase of 40 million shares. There were 66.4 million shares outstanding as of June 30, 2006. The Company expects to acquire the remaining 0.7 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended June 30, 2006 and 2005 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2006	2005	2006	2005	2006	2005
Service cost	$1.3	$1.1	$1.7	$1.7	$0.3	$0.3
Interest cost	1.3	1.2	1.3	1.4	0.5	0.7
Expected return on plan assets	(1.7)	(1.6)	(1.6)	(1.4)	—	—
Amortization	0.5	0.4	0.3	0.3	(0.1)	(0.2)

Net periodic benefit cost	$1.4	$1.1	$1.7	$2.0	$0.7	$0.8

The components of the net periodic benefit costs for the six months ended June 30, 2006 and 2005 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2006	2005	2006	2005	2006	2005
Service cost	$2.6	$2.2	$3.4	$3.4	$0.6	$0.8
Interest cost	2.5	2.4	2.6	2.8	1.1	1.5
Expected return on plan assets	(3.4)	(3.2)	(3.2)	(2.8)	—	—
Amortization	1.0	0.8	0.6	0.6	(0.3)	(0.2)

Net periodic benefit cost	$2.7	$2.2	$3.4	$4.0	$1.4	$2.1

The Company is not required but does expect to make contributions of at least $2.5 to the U.S. pension plan in 2006. The Company contributed $2.0 to its International pension plans for the six months ended June 30, 2006 and expects to contribute a total of approximately $6.3 in 2006.

The Company’s post-retirement benefit expense was reduced by $0.4 in the second quarter of 2006 and $0.9 for the six months ended June 30, 2006 as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Company’s benefit expense was not impacted as a result of the Act in the first or second quarter of 2005.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.0 and $1.7 for the three months ended June 30, 2006 and 2005, respectively, and $3.9 and $3.3 for the six months ended June 30, 2006 and 2005, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2006.

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

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

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

The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. On July 17, 2006, the Court issued its opinion on claim construction. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

At June 30, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. While the Company is able to report currency impacts after the fact, it is unable to estimate changes that may occur later in 2006 to applicable exchange rates and is thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2006 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of the Company’s sales denominated in foreign currencies.

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

Results of Operations

Reported sales increased 1.0% in the second quarter of 2006 to a record quarterly level of $448.5 million from $444.0 in the second quarter of 2005. The reported sales gain for the first half of 2006 increased 5.7% to $891.6 from $843.8 for the same period in 2005. Organic sales growth for the second quarter and first half of 2006 (excluding currency impacts in both periods and the contribution from JRH’s industrial cell culture business in the first half results) was 1.2% and 5.5%, respectively, driven by the success of new sales initiatives. The second quarter additions of the Company’s dealer in China and Iropharm, a custom chemical synthesis business in Arklow, Ireland, made a modest contribution to this growth. The first half organic sales growth was affected by the Easter holiday at academic customers in the U.S. and Europe and the traditionally lumpy nature of the SAFC business. The impact of currency reduced otherwise reportable sales growth for the second quarter and first six months by 0.2 and 2.1 percentage points, respectively.

Reported sales growth, currency impacts, increases in sales of industrial cell culture products due to the acquisition of JRH (indicated as “JRH Industrial” in the six month table below), and the adjusted sales growth were as follows, compared to the same periods in 2005:

	Three Months Ended June 30, 2006
	Reported	Currency Impact	Adjusted
Research Essentials	(0.6)%	—%	(0.6)%
Research Specialties	2.1%	—%	2.1%
Research Biotech	1.0%	(0.4)%	1.4%
SAFC	0.7%	(0.3)%	1.0%
Total	1.0%	(0.2)%	1.2%

	Six Months Ended June 30, 2006
	Reported	Currency Impact	JRH Industrial	Adjusted
Research Essentials	2.2%	(2.0)%	—%	4.2%
Research Specialties	3.4%	(2.3)%	—%	5.7%
Research Biotech	5.2%	(2.5)%	—%	7.7%
SAFC	12.4%	(1.7)%	9.0%	5.1%
Total	5.7%	(2.1)%	2.3%	5.5%

Research Essentials currency adjusted sales in the second quarter of 2006 reflected a slight decline. Currency adjusted sales growth in the first half of 2006 was 4.2%. Modest growth in all commercial customer segments in the second quarter was offset by a decline in sales to academic accounts. Growth in sales of this unit’s key product group, lab essentials, was offset by modest declines in demand for cell culture and analytical reagents. A focus on promoting innovative solutions to economic buyers enabled this unit to slightly exceed its strategic growth goal of 4.0% for the first half of 2006.

Research Specialties currency adjusted sales growth in the second quarter of 2006 was 2.1%. This unit also experienced growth in all commercial customer segments that was only partially offset by declines in sales to academic accounts. First half 2006 currency adjusted sales growth of 5.7 % was largely in line with this unit’s 6.0% organic growth target, with steady contributions from this unit’s focus on traditional analytical and chemical synthesis applications helped by initiatives that take advantage of opportunities in the faster growth areas of drug discovery, material science and specialty biochemicals.

Research Biotech currency adjusted sales growth in the second quarter and first half of 2006 was 1.4% and 7.7%, respectively. The sales growth provided over the four quarters ending March 31, 2006 from the April 2005 acquisition of Proligo and its integration into the existing synthetic DNA business was reduced in the second quarter. Overall sales of synthetic DNA products remained stable with first quarter 2006 levels but pricing for these products declined slightly in response to productivity improvements in this industry. Continued growth in molecular biology product sales contributed to this unit’s growth in the second quarter of 2006.

SAFC second quarter 2006 sales of $127.3 represent a new record high for this unit, exceeding the prior record level of $126.4 million achieved for the second quarter of 2005, and a 15% sequential improvement over the $110.7 million achieved in the first quarter of 2006. SAFC currency adjusted sales growth was 1.0% for the second quarter of 2006 and 14.1% for the first half of 2006. The acquisition of the JRH Biosciences’ (JRH) industrial cell culture business contributed 9.0% to the first half of 2006 sales gain. The May 2006 acquisition of Iropharm also made a modest contribution to sales growth in the second quarter and first half of 2006. Demand from pharmaceutical and diagnostic manufacturers in both the U.S. and Europe remained strong. Booked orders for future delivery, one partial indicator of possible future sales results, also reached a new all time high, providing confidence in this unit’s ability to achieve targeted organic growth of 10% in 2006.

Ongoing efforts to enhance Internet capabilities to maintain the Company’s superiority in this rapidly developing order and information tool boosted E-commerce Research Sales (for Research Essentials, Research Specialties and Research Biotech) to 35% of consolidated Research sales in the second quarter of 2006, up from 34% in the first quarter of 2006. This continued the established pattern of meeting or beating prior quarterly contributions in each of the prior 14 quarters since the Internet became a key part of the Company’s sales growth strategy.

Efforts to grow international (non-European) sales at a faster pace and boost their overall contribution from 20% of total sales in 2005 to 25% by 2010 led to second quarter international sales increases before currency impacts of 10.0%. Continued emphasis in the developing markets of China, India and Brazil provided currency adjusted sales growth of at least 30% in each country during the first half of 2006.

Reported diluted net income per share for the second quarter of 2006 increased by 14.3% to $1.04 from $.91 in the second quarter of 2005. The diluted net income per share in the second quarter of 2006 included an adverse currency impact of $.03, stock-based compensation expense of $.05, and a $.06 tax benefit resulting from a reduction in tax liabilities related to tax audit activity. The diluted net income per share in the second quarter of 2005 included a $.05 purchase accounting charge for acquired inventories. Reported diluted net income per share for the first six months of 2006 increased by 2.0% to $2.02 from $1.98 for the first six months of 2005. The diluted net income per share for the six months ended 2006 included an adverse currency impact of $.07 and stock-based compensation expense of $.08. Results for the first six months of 2005 were benefited from a $.16 tax claim settlement offset by an inventory purchase accounting charge of $.07. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), using the “modified prospective” method as discussed in Note 4 to the consolidated financial statements. Accordingly, 2005 results have not been adjusted for the impact of stock-based compensation expense. The impact to the Company’s diluted net income per share for the three and six months ended June 30, 2005 would have been $.03 and $ .07, respectively, had the Company included the impact of SFAS 123(R) during these periods.

Cost of products sold for the three months ended June 30, 2006 and 2005 was $214.0 and $221.2, respectively, representing 47.7% and 49.8% of net sales, respectively. Cost of products sold for the six months ended June 30, 2006 and 2005 was $428.3 and $413.2, respectively, representing 48.0% and 49.0% of net sales, respectively.

The following table reflects the significant contributing factors to the net improvement in gross margin for the three and six months ended June 30, 2006, respectively, as a percentage of sales compared to the same periods in 2005:

Contributing Factors	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Absence of JRH purchase accounting charges	1.1%	0.7%
Favorable product mix	1.9%	1.5%
Favorable pricing	0.7%	0.7%
Higher unit sales volume	—%	0.7%
Higher manufacturing and distribution costs	(1.2)%	(1.5)%
Lower margin JRH industrial cell culture business	—%	(1.2)%
Negative currency impact	(0.6)%	—%
Other	0.2%	0.1%

Net improvement in gross margin as a percentage of sales	2.1%	1.0%

Selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 were $117.7 and $116.8, respectively, representing 26.2% and 26.3% of net sales, respectively. Selling, general and administrative expenses for the six months ended June 30, 2006 and 2005 were $230.2 and $221.6, respectively, representing 25.8% and 26.3% of net sales, respectively. Salaries and benefits increased 1.0% as a percentage of sales for the second quarter compared to 2005 primarily due to the impact of stock-based compensation expense as well as the addition of 15 employees to the Company’s sales effort. These increases were offset by continued process improvement activities which reduced selling, general and administrative expenses by 0.3% as a percentage of sales and other individually insignificant items of 0.8% as a percentage of sales. Salaries and benefits increased 0.7% as a percentage of sales for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These increases were offset by continued process improvement activities which reduced selling, general and administrative expenses by 0.3% as a percentage of sales and other individually insignificant items of 0.9% as a percentage of sales.

Research and development expenses were $13.4 and $13.1 for the quarters ended June 30, 2006 and 2005, respectively. These expenses represented 3.0% of net sales for both quarters. Research and development expenses were $26.4 and $24.8 for the six months ended June 30, 2006 and 2005, respectively. These expenses represented 3.0% and 2.9% for the six months ended June 30, 2006 and 2005, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Net interest expense was $6.3 and $4.9 for the quarters ended June 30, 2006 and 2005, respectively. Net interest expense was $11.6 and $7.1 for the six months ended June 30, 2006 and 2005, respectively. The increase in net interest expense is due to borrowings for acquisitions and share repurchases in 2006 and 2005 and higher interest rates in 2006.

The effective tax rate for the quarter ended June 30, 2006 was 27.6% compared to 29.0% for the quarter ended June 30, 2005. The decreased tax rate reflects the inclusion of second quarter benefits resulting from a reduction in tax liabilities related to tax audit activity and favorable geographic income mix partially offset by a lower level of international tax benefits and the 2006 expiration of R&D tax credits in the U.S. The effective tax rate for the six months ended June 30, 2006 was 29.9% compared to 22.6% for the six months ended June 30, 2005. This increased tax rate in 2006 reflects less benefit from tax settlements/audit activity, a lower level of international tax benefits and the 2006 expiration of R&D tax credits in the U.S. The effective tax rate is expected to be in a range from 29-30% for the remainder of 2006, with variations in the quarterly tax rate likely.

Net income for the quarter ended June 30, 2006 of $70.3 was higher than net income of $62.5 for the quarter ended June 30, 2005 due to the items mentioned above, primarily the gross margin improvement. Net income for the six months ended June 30, 2006 of $136.8 was lower than net income of $137.1 for the six months ended June 30, 2005 due to the items mentioned above, largely due to the higher effective tax rate.

New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF Issue No. 06-03). EITF Issue No. 06-03 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. If ratified by the Financial Accounting Standards Board (FASB), this consensus will be effective in interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company is in the process of assessing the impact of EITF Issue No. 06-03 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. FIN 48 also requires certain disclosures after adoption: (1) the accounting policy for accounting for interest and penalties, and (2) a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period, including the specific identification of each source of the change. The Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$134.3	$125.4
Investing activities	(40.1)	(481.6)
Financing activities	(31.7)	325.0

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2006 increased $8.9 compared to the same period of 2005. This increase results primarily from net changes in deferred income taxes and improved collection efforts related to accounts receivable, partially offset by higher levels of reported inventories due to acquisitions and increases in stocks to improve on-time service deliveries.

Investing Activities

Cash used in investing activities was $40.1 and $481.6 for the six months ended June 30, 2006 and 2005, respectively. This decrease was primarily due to funding requirements for the acquisitions of JRH and Proligo in 2005. Capital expenditures were $30.8 and $50.9 for the six months ended June 30, 2006 and 2005, respectively. 2006 capital expenditures included the expansion of a production facility in Wisconsin and construction of a new production facility in India. 2005 capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $75 to $80 during 2006.

Financing Activities

For the six months ended June 30, 2006, the Company’s financing activities used cash of $31.7 compared to providing cash of $325.0 for the same period of 2005. Cash used in the payment of dividends was $28.0 and $25.8 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for treasury stock purchases was $86.2 and $79.4 for the six months ended June 30, 2006 and 2005, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $114.5 and $274.4 for the six months ended June 30, 2006 and 2005, respectively. Long-term debt of $150.0 was issued in 2005 offset by payments of long-term debt of $1.3. No long-term debt was issued in 2006; however $49.7 was paid during the six months ended June 30, 2006. Cash receipts from the exercise of stock options were $15.9 and $7.1 for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At June 30, 2006, the Company had $219.8 of commercial paper outstanding. The Company had borrowings outstanding at June 30, 2006 of $120.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s material debt covenants, see Note 7 - Debt to the consolidated financial statements.

Share Repurchases

At June 30, 2006 and December 31, 2005, the Company had repurchased a total of 39.3 and 38.0 million shares of an authorized repurchase of 40 million shares. There were 66.4 million shares outstanding as of June 30, 2006. The Company expects to acquire the remaining 0.7 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At June 30, 2006, the Company had $219.8 of commercial paper outstanding and other short-term debt of $114.9 with maturities of less than one year. The Company had long-term borrowings over one year of $255.6, for a total increase in all outstanding debt of $89.1 from December 31, 2005.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2006.

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

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30,2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and its subsidiary, Sigma Chemical Company, Inc., are two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”) on October 23, 2002 in the United States District Court for the Southern District of New York.

Subsequently, on or about January 15, 2003, Enzo filed its First Amended Complaint and, among other things, added Sigma-Aldrich Company and Sigma-Aldrich, Inc. as additional defendants to the lawsuit. On or about May 28, 2003, based upon an Order entered by the District Court, Enzo filed separate complaints against the various defendants, including a separate complaint naming Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Sigma-Aldrich Company, Sigma-Aldrich, Inc. and Yale University as defendants. In the lawsuit, Enzo alleges, among other things, that the various Sigma defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and are infringing upon various patents. Enzo alleges that the Sigma entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint seeks actual and enhanced damages but does not specify the amount sought. The Company believes there are substantial legal defenses to the allegations contained in the complaint, but cannot predict the likely outcome of the lawsuit. On or about July 16, 2003, Sigma filed a motion to dismiss the allegations of patent infringement pleaded in court of the complaint insofar as they allege infringement of the four Ward Patents identified in the complaint on the grounds that the plaintiffs allegedly lack standing to prosecute such claims, and to dismiss all patent infringement claims that plaintiff Enzo Life Sciences, Inc. pleaded in court of the complaint on the grounds that Enzo Life Sciences, Inc. lacks standing to prosecute such claims. The Court heard oral arguments on the motions on October 16, 2003, and took the motions under advisement. On or about March 18, 2004, the Court denied the dismissal motion without prejudice. On April 22, 2004, the Court was asked to certify the denial of the dismissal motion for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. On September 21, 2004, the Court entered a scheduling order, setting a Markman hearing for June 28, 2005, and requiring that all liability and discovery and any expert discovery related to the Markman hearing be completed by May 6, 2005. The Markman hearing, which was subsequently postponed until July 5, 2005, concluded on July 11, 2005. After post-hearing briefing and further oral argument on September 30, 2005, the claim construction issues were submitted to the Court for determination. On July 17, 2006, the Court issued its opinion on claim construction. Most fact discovery related to liability has been completed, with some limited additional discovery ongoing. A trial date has not been set. Although the Company intends to vigorously defend against the allegations asserted in the lawsuit, given the inherent uncertainty of litigation and the very early stage of the proceedings, it is unable to predict the ultimate resolution of this matter. Based on current information available, the Company believes that the ultimate resolution of this matter would not have a material adverse effect on its consolidated financial condition, results of operations or liquidity.

At June 30, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the six months ended June 30, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2006 – Jan 31, 2006	—	—	38.0	2.0
Feb 1, 2006 – Feb 28, 2006	0.3	$64.84	38.3	1.7
Mar 1, 2006 – Mar 31, 2006	0.2	$64.71	38.5	1.5
Apr 1, 2006 – Apr 30, 2006	0.1	$68.82	38.6	1.4
May 1, 2006 – May 31, 2006	0.7	$69.26	39.3	0.7
Jun 1, 2006 – Jun 30, 2006	—	—	39.3	0.7

Total	1.3	$67.50	39.3	0.7

On November 11, 2003, the Board of Directors authorized an additional 5 million shares to be repurchased, bringing the total repurchase authorization to 40 million shares. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual Meeting of Shareholders on May 2, 2006. A vote of security holders was held which included the election of Directors, the ratification of the appointment of KPMG LLP as the Company’s independent public accountant for 2006 and approval of the amendment and restatement of the Company’s 2003 Long-Term Incentive Plan.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	54,292,276	415,843
David R. Harvey	54,175,617	532,502
W. Lee McCollum	53,195,725	1,512,395
Jai P. Nagakatti	54,199,081	509,038
Avi M. Nash	53,816,379	891,741
William C. O’Neil, Jr.	50,645,685	4,062,435
J. Pedro Reinhard	52,826,032	1,882,088
Timothy R. G. Sear	53,822,739	885,380
D. Dean Spatz	53,951,251	756,869
Barrett Toan	54,057,825	650,294

Following are the results of the vote for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for 2006:

For	Against	Abstain
54,294,339	65,780	347,993

Following are the results of the vote for the approval of the amendment and restatement of the Company’s 2003 Long-Term Incentive Plan.

For	Against	Abstain	Broker Non-Votes
45,260,345	2,123,805	412,921	6,911,048

Item 6. Exhibits

(a) Exhibits

3 (a)	Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b)	By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-Q for the quarter ended September 30, 2003, Commission File number 0-8135.

4 (a)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10 (a)	Amendment to Employment Agreement effective as of May 19, 2006 by and between Sigma-Aldrich Corporation and David R. Harvey – Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 8, 2006, Commission File Number 0-8135.

10 (b)	2003 Long-Term Incentive Plan – Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders filed with the SEC on March 14, 2006, Commission File Number 0-8135.

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	August 8, 2006
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)