Form 10-Q
period 2006-09-30
SIGMA ALDRICH CORP
filed 2006-11-08
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 65,940,385 shares of the Company's $1.00 par value common stock outstanding on September 30, 2006.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$441.4	$412.2	$1,333.0	$1,256.0
Cost of products sold	218.7	200.0	647.0	613.2

Gross profit	222.7	212.2	686.0	642.8
Selling, general and administrative expenses	112.9	109.6	343.1	331.2
Research and development expenses	13.2	12.8	39.6	37.6
Interest, net	6.5	5.0	18.1	12.1

Income from operations before income taxes	90.1	84.8	285.2	261.9
Provision for income taxes	21.7	20.9	80.0	60.9

Net income	$68.4	$63.9	$205.2	$201.0

Net income per share – Basic	$1.04	$0.95	$3.08	$2.95

Net income per share – Diluted	$1.02	$0.94	$3.04	$2.92

Weighted average number of shares outstanding – Basic	66.1	67.4	66.6	68.1

Weighted average number of shares outstanding – Diluted	67.1	68.2	67.6	68.9

Dividends per share	$0.21	$0.19	$0.63	$0.57

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137.0	$98.6
Accounts receivable, less allowance for doubtful accounts of $5.4 and $5.8, respectively	253.8	207.2
Inventories	587.2	550.4
Deferred taxes	53.6	48.4
Other current assets	39.5	45.6

Total current assets	1,071.1	950.2

Property, plant and equipment, net of accumulated depreciation of $703.3 and $640.2, respectively	630.1	613.1
Goodwill, net	355.8	336.4
Intangibles, net	126.4	129.6
Other assets	133.0	102.0

Total assets	$2,316.4	$2,131.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$308.9	$218.0
Accounts payable	93.8	90.0
Accrued payroll and payroll taxes	45.8	45.5
Accrued income taxes	59.0	52.5
Other accrued expenses	63.7	54.7

Total current liabilities	571.2	460.7

Long-term debt	237.5	283.2
Deferred post-retirement benefits	57.3	59.0
Deferred taxes	77.7	80.2
Other liabilities	23.3	14.8

Total liabilities	967.0	897.9

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 100.9 shares issued; 65.9 and 67.2 shares outstanding at September 30, 2006 and December 31, 2005, respectively	100.9	100.9
Capital in excess of par value	72.2	59.0
Common stock in treasury, at cost, 34.9 and 33.7 shares at September 30, 2006 and December 31, 2005, respectively	(1,369.7)	(1,264.4)
Retained earnings	2,467.8	2,304.5
Accumulated other comprehensive income	78.2	33.4

Total stockholders’ equity	1,349.4	1,233.4

Total liabilities and stockholders’ equity	$2,316.4	$2,131.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$205.2	$201.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.8	66.7
Deferred income taxes	(24.3)	(35.0)
Other	15.9	3.8
Changes in assets and liabilities:
Increase in accounts receivable	(35.8)	(38.3)
Increase in inventories	(14.5)	(1.5)
Increase in accrued income taxes	4.8	10.4
Other	7.9	8.1

Net cash provided by operating activities	226.0	215.2

Cash flows from investing activities:
Property, plant and equipment additions	(47.2)	(71.5)
Proceeds from sale of property, plant and equipment	2.5	1.4
Acquisitions of businesses, net of cash acquired	(15.2)	(427.7)
Other, net	(11.4)	(4.1)

Net cash used in investing activities	(71.3)	(501.9)

Cash flows from financing activities:
Net issuance of short-term debt	90.6	268.4
Issuance of long-term debt	—	150.2
Repayment of long-term debt	(67.2)	(1.6)
Payment of dividends	(41.9)	(38.6)
Treasury stock purchases	(125.0)	(110.9)
Exercise of stock options	21.1	14.6
Excess tax benefits from stock-based payments	2.4	—

Net cash (used in) provided by financing activities	(120.0)	282.1

Effect of exchange rate changes on cash	3.7	(9.3)

Net change in cash and cash equivalents	38.4	(13.9)
Cash and cash equivalents at January 1	98.6	169.2

Cash and cash equivalents at September 30	$137.0	$155.3

Supplemental disclosures of cash flow information:
Income taxes paid	$86.9	$87.3
Interest paid, net of capitalized interest	25.1	16.2

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2006.

(3) New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF Issue No. 06-03). EITF Issue No. 06-03 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue No. 06-03 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company is in the process of assessing the impact of EITF Issue No. 06-03 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. FIN 48 also requires certain disclosures after adoption: (1) the accounting policy for accounting for interest and penalties, and (2) a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period, including the specific identification of each source of the change. The Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value of financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. The Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company currently discloses fair value information, as required, about its derivatives and debt on an annual basis. The Company is in the process of assessing the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans in the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the financial statements and requires the use of the company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. The other requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company is in the process of assessing the impact of SFAS 158 on its consolidated financial statements.

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

Had expense for the Company’s stock-based compensation plans been determined based on the grant date fair value for 2005, consistent with the provisions of SFAS 123(R), the Company’s net income and net income per share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$63.9	$201.0
Proforma stock-based compensation expense, net of tax – as if grant date fair value had been applied to all stock-based payment awards	(1.7)	(6.3)

Net income – proforma for stock-based compensation expense	$62.2	$194.7

Net income per share – Basic, as reported	$.95	$2.95
Net income per share – Basic, proforma for stock-based compensation expense	$.92	$2.86
Net income per share – Diluted, as reported	$.94	$2.92
Net income per share – Diluted, proforma for stock-based compensation expense	$.91	$2.83

As of September 30, 2006, there was $16.0 of unrecognized expense related to nonvested stock-based compensation arrangements granted. This expense is expected to be recognized over a weighted average period of 1.4 years. Stock-based compensation expense charged against income is included in selling, general and administrative expenses. The stock-based compensation expense, net of tax, for the three and nine months ended September 30, 2006 was $2.8 and $8.4, respectively.

The Company’s 2003 Long-Term Incentive Plan (2003 LTIP) permits the granting of incentive or non-qualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards. Shares issued under the 2003 LTIP may be distributed from authorized and unissued shares or treasury shares. Including shares forfeited, 2,798,870 shares of the Company’s common stock remain available for awards at September 30, 2006 under this plan. At September 30, 2006, the Company had awards outstanding under the stock-based payment arrangements described below:

Stock Options:

The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model. The Company then recognizes each grant’s total cost over the period that the options vest based on its calculated fair value. Expected volatility is an input of the Black-Scholes option-pricing model and is based upon the historical volatility of the Company’s stock. During the nine months ended September 30, 2006, the Company granted a total of 523,975 stock options under the 2003 LTIP.

The assumptions under the Black-Scholes option-pricing model for the third quarter and year-to-date 2006 stock option grants are as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected term (years)	6.0	6.0
Expected volatility	26.48%	26.48% -27.89%
Risk-free interest rate	4.76%	4.76% - 5.02%
Dividend yield	1.18%	1.18% - 1.22%

Expected term – The expected terms of the options represents the period of time between the grant date of the options and the time the options are either exercised or forfeited, including an estimate of future forfeitures for outstanding options. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted during 2006.

Expected volatility – The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price, for a period approximating the expected term.

Risk-free interest rate – The risk-free interest rates are based on the U. S. Treasury yield curve in effect at the time of the grants and with a maturity that approximates the expected term.

Dividend yield – The dividend yields are based on the Company’s authorized quarterly dividend, approved by the Board of Directors during the respective periods noted above and the Company’s expectation for dividend yields over the expected term.

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Share Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the quarter ended September 30, 2006 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, June 30, 2006	4,199,581	$51.41	—	—
Granted	5,000	72.80	—	—
Exercised	(117,079)	45.38	—	—
Forfeited	(9,025)	63.46	—	—

Stock Options outstanding, September 30, 2006	4,078,477	$51.58	78.99 months	$98.2
Stock Options exercisable at September 30, 2006	3,053,676	$48.13	78.22 months	$84.1

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Share Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the nine months ended September 30, 2006 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2006	4,120,814	$48.41	—	—
Granted	523,975	68.19	—	—
Exercised	(525,382)	42.99	—	—
Forfeited	(40,930)	54.87	—	—

Stock Options outstanding, September 30, 2006	4,078,477	$51.58	78.99 months	$98.2

The aggregate intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was $3.2 and $4.5, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $13.5 and $8.5, respectively.

A summary of the Company’s nonvested stock options as of September 30, 2006, and changes during the quarter then ended, is as follows:

	Number of Stock Options	Wtd. Avg. Grant Date Fair Value
Nonvested Stock Options outstanding, June 30, 2006	1,236,750	$20.27
Granted	5,000	22.95
Vested	(208,274)	19.66
Forfeited	(8,675)	20.93

Nonvested Stock Options outstanding, September 30, 2006	1,024,801	$20.40

A summary of the Company’s nonvested stock options as of September 30, 2006, and changes during the nine months then ended, is as follows:

	Number of Stock Options	Wtd. Avg. Grant Date Fair Value
Nonvested Stock Options outstanding, January 1, 2006	1,007,500	$18.69
Granted	523,975	22.47
Vested	(482,874)	18.70
Forfeited	(23,800)	19.80

Nonvested Stock Options outstanding, September 30, 2006	1,024,801	$20.40

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

A summary of the Company’s nonvested Performance Units as of September 30, 2006, and changes during the quarter then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value includes both the fair value at grant date for the equity portion of the Performance Unit and the fair value of the cash portion of the Performance Unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value Per Unit
Nonvested Performance Units outstanding, June 30, 2006	85,370	$67.97
Granted	—	—
Forfeited	(1,060)	67.97

Nonvested Performance Units outstanding, September 30, 2006	84,310	$69.48

A summary of the Company’s nonvested Performance Units as of September 30, 2006, and changes during the nine months then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value includes both the fair value at grant date for the equity portion of the performance unit and the fair value of the cash portion of the performance unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value Per Unit
Nonvested Performance Units outstanding, January 1, 2006	—	$—
Granted	87,240	63.29
Forfeited	(2,930)	65.07

Nonvested Performance Units outstanding, September 30, 2006	84,310	$69.48

Stock Awards:

On January 1, 2006, each non-employee Director received 600 shares of Company stock in lieu of an increase in Director fees. The stock award was expensed in the first quarter of 2006 based on the fair value of the Company’s common stock at December 31, 2005.

(5) Inventories

The principal categories of inventories are:

	September 30, 2006	December 31, 2005
Finished goods	$494.4	$452.0
Work in process	22.7	30.9
Raw materials	70.1	67.5

Total	$587.2	$550.4

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2006 and December 31, 2005 are as follows:

	Cost		Accumulated Amortization
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Amortizable intangible assets:
Patents	$12.5	$11.9	$4.2	$3.4
Trademarks	13.5	13.4	7.4	6.7
Licenses	13.1	14.7	2.8	2.9
Customer relationships	90.6	88.2	9.7	6.0
Technical knowledge	18.7	16.9	2.4	1.2
Other	11.3	10.4	9.2	8.1

Total amortizable intangible assets	$159.7	$155.5	$35.7	$28.3

Unamortizable intangible assets:
Goodwill	$381.1	$361.2	$25.3	$24.8
Trade names	1.8	1.8	—	—
Other	0.6	0.6	—	—

Total unamortizable intangible assets	$383.5	$363.6	$25.3	$24.8

For the three months and nine months ended September 30, 2006, the Company recorded amortization expense of $2.9 and $7.7, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2006 and 2007 and $10.0 in each of the following three years.

The change in the net goodwill for the nine months ended September 30, 2006 is as follows:

Balance at December 31, 2005	$336.4
Acquisitions	11.6
Impact of foreign currency exchange rates	7.8

Balance at September 30, 2006	$355.8

(7) Debt

Notes payable

The Company has revolving credit facilities totaling $300.0, consisting of a five-year committed facility in the amount of $150.0 expiring on December 11, 2006 and a second five-year committed facility in the amount of $150.0 expiring on February 23, 2010. These facilities support the Company’s commercial paper program and are provided by a syndicate of banks. At September 30, 2006 and December 31, 2005, the Company did not have any borrowings outstanding under these facilities. The syndicated facilities contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth and debt as a percentage of total capitalization, as defined in the credit facility, was $1,271.4 and 30.1% at September 30, 2006, respectively.

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

At September 30, 2006, $194.8 of commercial paper was outstanding with a weighted average interest rate of 5.29%. At December 31, 2005, $119.1 of commercial paper was outstanding with a weighted average interest rate of 4.35%.

On March 15, 2006, the Company entered into a short-term credit facility denominated in Korean Won expiring on March 7, 2007. The total commitment converted into U.S. Dollars (USD) was $21.2 at September 30, 2006. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At September 30, 2006, borrowings outstanding in USD were $14.8 at an average interest rate of 5.13%.

Notes payable by international subsidiaries were $6.8 at both September 30, 2006 and December 31, 2005. The notes are payable in local currencies with a weighted average interest rate of 0.8% and 0.7% at September 30, 2006 and December 31, 2005, respectively.

Long-term debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.16% Senior Notes, due November 20, 2006	75.0	75.0
Medium-Term Notes, due February 23, 2008	120.0	150.0
Medium-Term Loans, due December 20, 2006-2008	34.7	49.5
Other	0.3	0.8

Total	330.0	375.3
Less – Current maturities	(92.5)	(92.1)

	$237.5	$283.2

The Company, at its option, may redeem all or any portion of the Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The Senior Notes and Medium-Term Notes contain financial covenants that require the maintenance of net worth of at least $750.0 and a ratio of debt to total capitalization of no more than 55%. The Company’s net worth and debt as a percentage of total capitalization, as defined in the credit facility, was $1,271.4 and 30.1% at September 30, 2006, respectively.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. On February 28, 2006, $30.0 was paid to reduce the total borrowings from $150.0 to $120.0. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank

Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit rating. At September 30, 2006, the weighted average interest rate on these notes was 5.47%.

The Medium-Term Loans due December 20, 2006-2008 were issued in a credit agreement dated December 15, 2005 between Sigma-Aldrich (Switzerland) Holding AG and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60 million. The Loans bear interest at varying rates based upon the applicable Swiss LIBOR rate for the relevant interest period plus an incremental margin based upon the Company’s credit rating. At September 30, 2006, the weighted average interest rate on these loans was 2.19%. During September 2006, the Company made early repayments of $17.3 on these loans, which were due in December 2006.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.8 and $6.4 for the three months ended September 30, 2006 and 2005, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $20.7 and $14.9 for the nine months ended September 30, 2006 and 2005, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares
Basic shares	66.1	67.4	66.6	68.1
Effect of dilutive securities	1.0	0.8	1.0	0.8

Diluted shares	67.1	68.2	67.6	68.9

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

For the three months ended September 30, 2006 and 2005, reported comprehensive income was $63.7 and $60.9, respectively. For the nine months ended September 30, 2006 and 2005, reported comprehensive income was $250.0 and $125.7, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research Essentials	$87.4	$83.6	$267.3	$259.7
Research Specialties	164.2	151.5	497.1	473.6
Research Biotech	65.4	63.3	206.2	197.2
SAFC	124.4	113.8	362.4	325.5

Total	$441.4	$412.2	$1,333.0	$1,256.0

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $9.2 and $7.6 for the three months ended September 30, 2006 and 2005, respectively. These sales for the nine months ended September 30, 2006 and 2005 were $26.7 and $23.1, respectively.

Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales to unaffiliated customers:
United States	$179.4	$178.2	$537.9	$517.6
International	262.0	234.0	795.1	738.4

Total	$441.4	$412.2	$1,333.0	$1,256.0

	September 30, 2006	December 31, 2005
Long-lived assets:
United States	$453.5	$466.0
International	257.9	217.4

Total	$711.4	$683.4

(11) Share Repurchases

At September 30, 2006 and December 31, 2005, the Company had repurchased a total of 39.8 and 38.0 million shares, respectively, of an authorized repurchase of 45 million shares. In August 2006, the Board of Directors authorized the repurchase of an additional 5 million shares (included in the total authorized repurchase of 45 million shares) under the existing repurchase program. There were 65.9 million shares outstanding as of September 30, 2006. The Company expects to acquire the remaining 5.2 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended September 30, 2006 and 2005 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2006	2005	2006	2005	2006	2005
Service cost	$1.3	$1.1	$1.6	$1.7	$0.1	$—
Interest cost	1.2	1.2	1.3	1.4	0.2	0.2
Expected return on plan assets	(1.7)	(1.6)	(1.6)	(1.4)	—	—
Amortization	0.5	0.4	0.4	0.3	(0.1)	(0.5)

Net periodic benefit cost	$1.3	$1.1	$1.7	$2.0	$0.2	$(0.3)

The components of the net periodic benefit costs for the nine months ended September 30, 2006 and 2005 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2006	2005	2006	2005	2006	2005
Service cost	$3.9	$3.3	$5.0	$5.1	$0.7	$0.8
Interest cost	3.7	3.6	3.9	4.2	1.3	1.7
Expected return on plan assets	(5.1)	(4.8)	(4.8)	(4.2)	—	—
Amortization	1.5	1.2	1.0	0.9	(0.4)	(0.7)

Net periodic benefit cost	$4.0	$3.3	$5.1	$6.0	$1.6	$1.8

The Company made a contribution of $2.5 to the U.S. pension plan in 2006. No further U. S. contributions are expected for the remainder of 2006. The Company contributed $3.0 to its International pension plans for the nine months ended September 30, 2006. In total, the Company expects to contribute approximately $6.6 in 2006.

The Company’s post-retirement benefit expense was reduced by $0.1 and $1.4 for the three months ended September 30, 2006 and 2005, respectively, and $1.0 and $1.4 for the nine months ended September 30, 2006 and 2005, respectively, as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.0 and $1.9 for the three months ended September 30, 2006 and 2005, respectively, and $5.9 and $5.4 for the nine months ended September 30, 2006 and 2005, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2006.

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

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and one of its subsidiaries were two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. ("Enzo"). In the lawsuit, Enzo alleged, among other things, that the various Sigma-Aldrich defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and were infringing upon various patents. Enzo alleged that the Sigma-Aldrich entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint sought actual and enhanced damages but did not specify the amount sought. The litigation was settled pursuant to a Joint Stipulation and Dismissal With Prejudice, entered by the Court on September 12, 2006. All claims, counterclaims and defenses were dismissed with prejudice and each party was responsible for payment of its own costs and attorneys fees. The settlement payment was not material to the Company’s consolidated financial statements.

At September 30, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This Quarterly Report on Form 10-Q (the “Report”) may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, share repurchases, acquisitions and other matters. These statements involve assumptions regarding Company operations, investments and acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (4) other changes in the business environment in which the Company operates, (5) changes in research funding, (6) uncertainties surrounding government healthcare reform, (7) government regulations applicable to the business, (8) the impact of fluctuations in interest rates, (9) the effectiveness of the Company’s further implementation of its global software systems, (10) the ability to retain customers, suppliers and employees, (11) the success of research and development activities, (12) changes in worldwide tax rates or tax benefits from domestic and international operations, and (13) the outcome of the outstanding matters described in “Other Matters” below. The Company does not undertake any obligation to update these forward-looking statements.

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

Results of Operations

Reported sales increased 7.1% in the third quarter of 2006 to $441.4 from $412.2 in the third quarter of 2005. The reported sales gain for the first nine months of 2006 increased 6.1% to $1,333.0 from $1,256.0 for the same period in 2005. Organic sales growth for the third quarter and first nine months of 2006 (excluding currency impacts in both periods and the contribution from JRH’s industrial cell culture business in the year-to-date results) was 5.2% and 5.4%, respectively. One less sales day in the third quarter of 2006 compared to the same period in 2005 reduced otherwise reportable and organic third quarter sales growth by 1.6 percentage points. The impact of the sales day difference on year-to-date and expected full year sales growth is insignificant. After achieving reported and organic sales growth for the first half of 2006 of 5.7% and 5.5%, respectively, comparable growth (organic sales growth plus the sales day difference impact) for the third quarter of 2006 was largely in line with the Company’s 7% organic growth target. While an improvement, this growth fell slightly below earlier expectations for stronger growth rates in both the third and fourth quarters of 2006 that would have achieved 7% projected organic growth for the full year. Sales gains continued to benefit from the success of new sales initiatives. The second quarter acquisitions of the Company’s dealer (Beijing Superior) in China and Iropharm, combined with the third quarter acquisition of Pharmorphix, made modest contributions to third quarter sales growth.

Reported sales growth, currency impacts, increases in sales of industrial cell culture products due to the acquisition of JRH (indicated as “JRH Industrial” in the nine month table below), and the adjusted sales growth were as follows, compared to the same periods in 2005:

	Three Months Ended September 30, 2006
	Reported	Currency Impact	Adjusted
Research Essentials	4.5%	2.0%	2.5%
Research Specialties	8.4%	2.0%	6.4%
Research Biotech	3.3%	1.4%	1.9%
SAFC	9.3%	1.9%	7.4%
Total	7.1%	1.9%	5.2%

	Nine Months Ended September 30, 2006
	Reported	Currency Impact	JRH Industrial	Adjusted
Research Essentials	2.9%	(0.7)%	—%	3.6%
Research Specialties	5.0%	(0.9)%	—%	5.9%
Research Biotech	4.6%	(1.2)%	—%	5.8%
SAFC	11.3%	(0.5)%	5.8%	6.0%
Total	6.1%	(0.8)%	1.5%	5.4%

Research Essentials currency adjusted sales in the third quarter of 2006 reflect a 2.5% increase over the same period in 2005. Currency adjusted sales growth in the first nine months of 2006 was 3.6%, in line with the Company’s 4.0% long-term growth target for this business unit. After declining in the second quarter of 2006, sales to academic accounts grew at a modest rate in the third quarter of 2006, with similar modest growth continuing in all commercial customer segments in the third quarter. Growth in sales of this unit’s key product group, lab essentials, was partially offset by a modest decline in demand for cell culture reagents.

Research Specialties currency adjusted sales growth in the third quarter of 2006 was 6.4%. Currency adjusted sales growth was 5.9% for the first nine months of 2006. This unit’s third quarter and year-to-date sales growth for 2006 are also in line with its long-term 6.0% organic growth target. Research Specialties experienced growth in both commercial and academic customer segments during the third quarter of 2006. Continued emphasis on offering the broadest range of core products for analytical applications, chemical synthesis and fundamental life science research all contributed to this unit’s growth.

Research Biotech currency adjusted sales growth in the third quarter and first nine months of 2006 was 1.9% and 5.8%, respectively. Slower growth in sales to academic customers, which comprise a larger portion of this unit’s revenues compared to the other two Research businesses, and continued softness in sales of synthetic DNA products, reduced this unit’s growth in the third quarter of 2006 from the rate achieved during the first half of the year. These factors offset modest expected and achieved benefits from product library deliveries that had been deferred from the second to third quarter of 2006 at customers’ requests.

SAFC currency adjusted sales growth was 7.4% for the third quarter of 2006 and 6.0% for the first nine months of 2006. After achieving record sales of $127.3 in the second quarter of 2006, SAFC had another strong performance with sales of $124.4 during the third quarter. Demand from pharmaceutical and diagnostic manufacturers in both the U.S. and Europe remained robust. Booked orders for future delivery, one partial indicator of possible future sales results, reached yet another new all time high. Contributions from the May 2006 addition of the Iropharm (Arklow, Ireland) custom chemical synthesis business and the August 2006 acquisition of Pharmorphix (Cambridge, UK), a firm that offers solid-form research services to the global pharmaceutical and biotech markets, made small contributions to this unit’s third quarter 2006 growth.

Ongoing efforts to enhance Internet capabilities to maintain the Company’s superiority in this rapidly developing order and information tool boosted E-commerce Research Sales (for Research Essentials, Research Specialties and Research Biotech) to 36% of total Research Sales in the third quarter of 2006, up from 35% in the second quarter of 2006, continuing the established pattern of meeting or beating prior contributions in each of the previous 15 quarters since the Internet’s emergence as an integral part of the Company’s sales growth strategy.

Efforts to grow international (non-European) sales at a faster pace and boost the overall contribution from 20% of total sales in 2005 to 25% by 2010 led to third quarter international sales increases before currency impacts exceeding 12.0%. Continued emphasis in the developing markets of China, India and Brazil provided currency adjusted sales growth in excess of 30% in each country for the third quarter.

Reported diluted net income per share for the third quarter of 2006 increased by 8.5% to $1.02 from $.94 in the third quarter of 2005. The diluted net income per share in the third quarter of 2006 included stock-based compensation expense of $.04. The effective tax rate of 24.1% in the third quarter of 2006 is down slightly from the third quarter of 2005 effective rate of 24.6%. Currency was neutral to the diluted net income per share in the third quarter of 2006. The diluted net income per share in the third quarter of 2005 included a $.04 purchase accounting charge for acquired inventories. Reported diluted net income per share for the first nine months of 2006 increased by 4.1% to $3.04 from $2.92 for the first nine months of 2005. The diluted net income per share for the nine months ended 2006 included an adverse currency impact of $.07 and stock-based compensation expense of $.12. Results for the first nine months of 2005 were benefited from a $.16 tax claim settlement offset by an inventory purchase accounting charge of $.11. In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), using the “modified prospective” method as discussed in Note 4 to the consolidated financial statements. Accordingly, 2005 results have not been adjusted for the impact of stock-based compensation expense. The impact to the Company’s diluted net income per share for the three and nine months ended September 30, 2005 would have been $.03 and $.09, respectively, had the Company included the impact of SFAS 123(R) during these periods.

Gross profit for the three months ended September 30, 2006 and 2005 was $222.7 and $212.2, respectively, representing 50.5% and 51.5% of net sales, respectively. Gross profit for the nine months ended September 30, 2006 and 2005 was $686.0 and $642.8, respectively, representing 51.5% and 51.2% of net sales, respectively.

The following table reflects the significant contributing factors to the net change in gross margin for the three and nine months ended September 30, 2006, respectively, as a percentage of sales compared to the same periods in 2005:

Contributing Factors	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Absence of JRH purchase accounting charges	1.0%	0.8%
(Unfavorable)/favorable product mix	(0.3)	0.7
Favorable pricing	0.8	0.7
Higher unit sales volume	0.6	0.7
Higher manufacturing and distribution costs	(3.0)	(1.8)
Lower margin JRH industrial cell culture business	—	(0.7)
Currency impact	(0.5)	(0.3)
Other	0.4	0.2

Net (decline)/improvement in gross margin as a percentage of sales	(1.0)%	0.3%

Selling, general and administrative expenses for the three months ended September 30, 2006 and 2005 were $112.9 and $109.6, respectively, representing 25.6% and 26.6% of net sales, respectively. Selling, general and administrative expenses for the nine months ended September 30, 2006 and 2005 were $343.1 and $331.2, respectively, representing 25.7% and 26.4% of net sales, respectively. Salaries and benefits increased 0.7% as a percentage of sales for the third quarter of 2006 compared to the third quarter of 2005 primarily due to the impact of stock-based compensation expense. This increase was offset by continued process improvement activities, declines in professional fees, advertising and non-product related compliance and other costs that collectively reduced selling, general and administrative expenses by 1.7% as a percentage of sales. Salaries and benefits increased 0.7% as a percentage of sales for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to stock-based compensation expense. This increase was offset by continued process improvement activities, declines in catalog, advertising and professional fees and other costs that collectively reduced selling, general and administrative expenses by 1.4% as a percentage of sales.

Research and development expenses were $13.2 and $12.8 for the quarters ended September 30, 2006 and 2005, respectively. These expenses represented 3.0% and 3.1% of net sales for third quarter of 2006 and 2005, respectively. Research and development expenses were $39.6 and $37.6 for the nine months ended September 30, 2006 and 2005, respectively. These expenses represented 3.0% of net sales for both of the nine month periods ended September 30, 2006 and 2005, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Net interest expense was $6.5 and $5.0 for the quarters ended September 30, 2006 and 2005, respectively. Net interest expense was $18.1 and $12.1 for the nine months ended September 30, 2006 and 2005, respectively. The increase in net interest expense is due to borrowings for acquisitions and share repurchases in 2006 and 2005 and higher interest rates in 2006.

The effective tax rate for the quarter ended September 30, 2006 was 24.1% compared to 24.6% for the quarter ended September 30, 2005. The decreased tax rate reflects the inclusion of a third quarter 2006 benefit resulting from a reduction in tax liabilities related to tax audit activity partially offset by a lower level of international tax benefits. The effective tax rate for the nine months ended September 30, 2006 was 28.1% compared to 23.3% for the nine months ended September 30, 2005. This increased tax rate in 2006 reflects a lower level of international tax benefits, less benefit from tax settlements/audit activity and the effects of implementing SFAS 123(R). The effective tax rate is expected to be in a range from 30-31% for the final quarter of 2006.

Net income for the quarter ended September 30, 2006 of $68.4 was higher than net income of $63.9 for the quarter ended September 30, 2005 due to the items mentioned above, primarily the decrease in selling, general and administrative expenses as a percentage of sales and the improvement in the effective tax rate. Net income for the nine months ended September 30, 2006 of $205.2 was higher than net income of $201.0 for the nine months ended September 30, 2005 due to the items mentioned above, primarily the reduction of selling, general and administrative expenses as a percentage of sales.

New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF Issue No. 06-03). EITF Issue No. 06-03 requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue No. 06-03 is effective for interim and annual periods beginning after December 15, 2006, with earlier application permitted. The Company is in the process of assessing the impact of EITF Issue No. 06-03 on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. FIN 48 also requires certain disclosures after adoption: (1) the accounting policy for accounting for interest and penalties, and (2) a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period, including the specific identification of each source of the change. The Company is in the process of assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value of financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company currently discloses fair value information, as required, about its derivatives and debt on an annual basis. The Company is in the process of assessing the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement benefit plans in the balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the financial statements and requires the use of the company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. The other requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company is in the process of assessing the impact of SFAS 158 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$226.0	$215.2
Investing activities	(71.3)	(501.9)
Financing activities	(120.0)	282.1

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2006 increased $10.8 compared to the same period of 2005. This increase results primarily from increased net income from operations (in particular excluding the $10.2 non-cash impact of stock-based compensation expense for the nine months ended September 30, 2006) and net changes in deferred income taxes. These increases were partially offset by reported inventory levels increasing to 7.7 months-on-hand from 7.5 at September 30, 2006 and September 30, 2005, respectively, due to additions from 2006 acquisitions and modest increases in inventory to improve on-time service deliveries. Days sales outstanding remained constant at 51 at both September 30, 2006 and 2005.

Investing Activities

Cash used in investing activities was $71.3 and $501.9 for the nine months ended September 30, 2006 and 2005, respectively. This decrease was primarily due to cash used for the acquisitions of JRH and Proligo in 2005. Capital expenditures were $47.2 and $71.5 for the nine months ended September 30, 2006 and 2005, respectively. 2006 capital expenditures included the expansion of production facilities in Wisconsin and Missouri and construction of a new production facility in India. 2005 capital expenditures included construction of replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Milwaukee and other upgrades to production and R&D facilities. The Company anticipates that capital spending will be approximately $70 to $75 during 2006.

Financing Activities

For the nine months ended September 30, 2006, the Company’s financing activities used cash of $120.0 compared to providing cash of $282.1 for the same period of 2005. Cash used in the payment of dividends was $41.9 and $38.6 for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for treasury stock purchases was $125.0 and $110.9 for the nine months ended September 30, 2006 and 2005, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $90.6 and $268.4 for the nine months ended September 30, 2006 and 2005, respectively. Long-term debt of $150.2 was issued in 2005 offset by repayments of long-term debt of $1.6. No long-term debt was issued in 2006; however $67.2 of long-term debt was repaid during the nine months ended September 30, 2006. Cash receipts from the exercise of stock options were $21.1 and $14.6 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the Company had credit facilities totaling $300.0, including a $150.0 facility that was part of a $300.0 credit agreement entered into in February 2005 to fund the JRH acquisition. These facilities provide back-up liquidity for a commercial paper program. At September 30, 2006, the Company had $194.8 of commercial paper outstanding. The Company had borrowings outstanding at September 30, 2006 of $120.0 under a three-year term loan that was also part of the $300.0 credit agreement entered into in February 2005. For a description of the Company’s material debt covenants, see Note 7 - Debt to the consolidated financial statements.

Share Repurchases

At September 30, 2006 and December 31, 2005, the Company had repurchased a total of 39.8 and 38.0 million shares, respectively of an authorized repurchase of 45 million shares. In August 2006, the Board of Directors authorized the repurchase of an additional 5 million shares (included in the total authorized repurchase of 45 million shares) under the existing repurchase program. There were 65.9 million shares outstanding as of September 30, 2006. The Company expects to acquire the remaining 5.2 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At September 30, 2006, the Company had $194.8 of commercial paper outstanding and other short-term debt of $114.1 with maturities of less than one year. The Company had long-term borrowings over one year of $237.5, for a total increase in all outstanding debt of $45.2 from December 31, 2005.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for pending product liability and personal injury claims, subject to certain limits and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2006.

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

The Company believes its reserves and insurance are sufficient to provide for claims received through

September 30, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and one of its subsidiaries were two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. ("Enzo"). In the lawsuit, Enzo alleged, among other things, that the various Sigma-Aldrich defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and were infringing upon various patents. Enzo alleged that the Sigma-Aldrich entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint sought actual and enhanced damages but did not specify the amount sought. The litigation was settled pursuant to a Joint Stipulation and Dismissal With Prejudice, entered by the Court on September 12, 2006. All claims, counterclaims and defenses were dismissed with prejudice and each party was responsible for payment of its own costs and attorneys fees. The settlement payment was not material to the Company’s consolidated financial statements.

At September 30, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7, Note 8, Note 10 and Note 15, respectively, to the consolidated financial statements for the year ended December 31, 2005 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the nine months ended September 30, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2006 – Jan 31, 2006	—	—	38.0	2.0
Feb 1, 2006 – Feb 28, 2006	0.3	$64.84	38.3	1.7
Mar 1, 2006 – Mar 31, 2006	0.2	$64.71	38.5	1.5
Apr 1, 2006 – Apr 30, 2006	0.1	$68.82	38.6	1.4
May 1, 2006 – May 31, 2006	0.7	$69.26	39.3	0.7
Jun 1, 2006 – Jun 30, 2006	—	—	39.3	0.7
Jul 1, 2006 - Jul 31, 2006	0.1	$69.19	39.4	0.6
Aug 1, 2006 - Aug 31, 2006	0.4	$70.82	39.8	5.2
Sep 1, 2006 - Sep 30, 2006	—	—	39.8	5.2

Total	1.8	$68.41	39.8	5.2

On each of November 11, 2003 and August 8, 2006, the Board of Directors authorized an additional 5 million shares, respectively to be repurchased, bringing the total repurchase authorization to 45 million shares. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	November 8, 2006
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)