Form 10-K
period 2006-12-31
SIGMA ALDRICH CORP
filed 2007-02-27
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☒                                Accelerated filer     ☐                                Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$4,742,491,300	June 30, 2006
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2007 was 132,065,692.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 15-48 of the Annual Report to Shareholders for the year ended December 31, 2006	Parts I, II and IV

Proxy Statement for the 2007 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this Report.

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing and related operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations, (6) exposure to litigation including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the matters described in Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on page 37 of the 2006 Annual Report, which is incorporated herein by reference. A further discussion of the Company’s risk factors can be found in Item 1A on page 8 of this Report. The Company does not undertake any obligation to update these forward-looking statements.

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

During 2006, the Company acquired four businesses with aggregate annual sales of approximately $25 million, approximately one-half of which benefited 2006 results. These acquisitions provided access to several exciting new technology platforms and needed capacity for future growth for our SAFC business and the emerging market in China.

(b)	Financial Information About Segments

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13 - Company Operations by Business Unit - to the Company’s consolidated financial statements on page 41 of the 2006 Annual Report, which is incorporated herein by reference.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical and other high technology manufacturing. The Company operates in 35 countries, manufacturing 46,000 of the 100,000 chemical products it offers. The Company also offers 30,000 equipment products. The Company sells into over 165 countries, servicing over 70,000 accounts representing over 1 million individual customers.

Products

The Company has a customer-centric organizational structure featuring the Research units of Essentials, Specialties and Biotech and a Fine Chemicals unit, SAFC. This structure defines the Company’s approach to serving customers.

The Research Essentials unit sells biological buffers, cell culture reagents, biochemicals, chemicals, solvents, and other reagents and kits.

The Research Specialties unit sells organic chemicals, biochemicals, analytical reagents, chromatography consumables, reference materials and high-purity products.

The Research Biotech unit supplies immunochemical, molecular biology, cell signaling and neuroscience biochemicals and kits used in biotechnology, genomic, proteomic and other life science research applications.

The SAFC (Fine Chemicals) unit is a top 10 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial and diagnostic companies.

Sales and Distribution

During 2006, products were sold to over 70,000 accounts representing over 1 million individual customers, including commercial laboratories, pharmaceutical and industrial companies, universities, diagnostics, chemical and biotechnology companies and hospitals, as well as non-profit organizations and governmental institutions. Orders in laboratory quantities averaging approximately $400 accounted for 72%, 74% and 81% of the Company’s sales in 2006, 2005 and 2004, respectively. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 28%, 26% and 19% of sales in 2006, 2005 and 2004, respectively.

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

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston, Texas; Bellefonte and Denver, Pennsylvania; Natick, Massachusetts; Bethany, Connecticut; Caseyville and Urbana, Illinois; Miamisburg, Ohio; Whippany, New Jersey; Mulberry, Florida; Selma, California; Australia; Canada; France; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeasts, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 100,000 chemical and 30,000 equipment products listed in the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco catalogs. The Company produces approximately 46,000 of the chemical products, which represented approximately 60% of sales in 2006. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical or equipment purchases in 2006. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 285 issued or pending patents, over 300 licenses and has approximately 500 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “SAFC Supply Solutions,” “SAFC Pharma,” “SAFC Hitech,” “Genosys,” “Proligo” and “Pharmorphix.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC (Fine Chemicals).” Their related registered logos and the significant trademarks are expected to be maintained indefinitely.

The Company is aware of the desirability for patent and trademark protection for its products. The Company believes that other than its brand names, no single patent, license, trademark (or related group of patents, licenses, or trademarks) is material in relation to its business as a whole.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2006, no single customer or product accounted for more than 2% or 1%, respectively, of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our calculation. At December 31, 2006, the backlog of firm orders was not significant, at less than 1% of sales. The Company anticipates that substantially all of the December 31, 2006 backlog will be shipped during 2007.

Competition

Substantial competition exists in all of the Company’s marketing and production areas. Although no comprehensive statistics are available, the Company believes it is a major supplier of organic chemicals and biochemicals for research and manufacturing and chromatography products for analyzing and separating complex chemical mixtures. While the Company offers 130,000 chemical and equipment items and stocks and analyzes many of these products, some of the Company’s products are unusual and have relatively little demand. There are many competitors who offer a limited quantity of chemicals. In addition, several companies compete with the Company by offering thousands of chemicals, although few of them stock or analyze substantially all of the chemicals they offer for sale.

In all product areas, the Company competes primarily on the basis of customer service, product quality and price. The Company’s main marketing vehicles include its website, sigma-aldrich.com, plus over 2,500,000 printed catalogs in the marketplace in 2006 for the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco brands with customers and potential customers throughout the world. Information on the website does not constitute a part of this Report. These catalogs are supplemented with advertisements in chemical and other scientific journals, the mailing of special product brochures, the electronic distribution of various advertisements and product data, news releases related to new product offerings and by personal visits by management and sales and technical representatives with customers.

Compliance With Regulations

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of Material Safety Data Sheets (MSDS’s) and the quantities of hazardous materials in the Company’s possession. SARA, and the regulations promulgated thereunder, also stresses the importance of permanent remedies and innovative treatment technologies to clean up hazardous waste sites.

The Emergency Planning & Community Right-To-Know Act of 1986 (EPCRA), as amended, and the regulations promulgated thereunder, regulate MSDS’s, chemical inventories and chemical release reporting. EPCRA also requires coordinated emergency planning with state and local agencies.

The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard (“Right to Know”), and the regulations promulgated thereunder, require the labeling of hazardous substance containers, the supplying of MSDS’s on hazardous products to customers and hazardous substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDS’s, along with other health and safety programs.

The Pollution Prevention Act of 1990 (PPA), as amended, and the regulations promulgated thereunder, focus on reducing the amount of pollution through cost-effective changes in production and raw materials use. Pollution prevention also includes other practices that increase efficiency in the use of energy, water or other natural resources, and protect our resource base through conservation.

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

The Department of Transportation (DOT) has promulgated regulations pursuant to the Hazardous Materials Transportation Act, referred to as the Hazardous Material Regulations (HMR), which set forth the requirements for hazard labeling, classification, packaging of chemicals and shipment modes for products destined for shipment in interstate commerce.

The United States Department of Agriculture (USDA), Animal and Plant Health Inspection Service (APHIS), Veterinary Services (VS), regulates the importation of animal-derived materials to ensure that exotic animal and poultry diseases are not introduced into the United States. The USDA has issued importation permits to several Company sites.

Approximately 3,400 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (“DEA”) or the Nuclear Regulatory Commission (“NRC”). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the DEA and the NRC to verify that a license, if necessary, has been obtained.

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

Approximately 850 products, for which sales are immaterial to the total sales of the Company, are sold as flavoring agents regulated by the Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (Bioterroism Act). The Bioterroism Act requires that the U.S. Food and Drug Administration (FDA) receive prior notice of food items imported into the United States and register facilities handling such items. The Company has registered several sites under the Bioterrorism Act to enable the importation and handling of these items.

The Company engages principally in the business of selling products that are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”). However, a limited number of the Company’s products are subject to labeling, manufacturing and other provisions of the FDC Act.

Research and Development

Research and development expenses were 2.9%, 3.0% and 3.0% of sales in 2006, 2005 and 2004, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for approximately 60% of total sales in 2006.

Number of Persons Employed

The Company had 7,299 employees as of December 31, 2006. The total number employed in the United States was 3,753 with the remaining 3,546 employed by the Company’s international subsidiaries. The Company employs over 3,000 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 340 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2006, 2005 and 2004, is located in Note 13 - Company Operations by Business Unit - to the Company’s consolidated financial statements on page 41 of the 2006 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2006, 2005 and 2004, approximately 62%, 61% and 62%, respectively, of the Company’s sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 34 other countries.

(e)	Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s web site at sigma-aldrich.com as soon as reasonably practicable after being filed electronically with or furnished to the S.E.C. The information on the website does not constitute part of this Report.

(f)	Executive Officers of the Registrant

The Executive Officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	48	President, Research Essentials
David R. Harvey	67	Chairman of the Board
Michael R. Hogan	53	Chief Administrative Officer & Chief Financial Officer
David W. Julien	52	President, Research Specialties
Richard A. Keffer	51	Vice President, General Counsel & Secretary
Karen J. Miller	49	Controller
Jai P. Nagarkatti	60	President and Chief Executive Officer
Douglas W. Rau	50	Vice President, Human Resources
Kirk A. Richter	60	Treasurer
Carl S. Turza	48	Chief Information Officer
Steven G. Walton	39	Vice President, Safety & Quality
Franklin D. Wicks	53	President, SAFC
Shahed I. Yousaf	47	President, Research Biotech

There is no family relationship between any of the officers or directors. These officers serve at the pleasure of the Board of Directors subject to the terms of any employment or similar agreements.

Mr. Cottier was named President of the Research Essentials unit of the Company in July 2005. He served as the Vice President of Sales of the Company from 2003 to 2005 and as Vice President International Sales and Operations of the Company from 1999 to 2003.

Dr. Harvey has been Chairman of the Board since January 2001. He served as the Chief Executive Officer for more than five years until December 31, 2005 and as President of the Company for more than five years until August 2004. He is also a director of CF Industries.

Mr. Hogan has been Chief Financial Officer and Chief Administrative Officer of the Company for more than five years. He also served as Secretary of the Company for more than five years until August 2006.

Mr. Julien was named President of the Research Specialties unit of the Company in July 2005. He served as President of the Biotechnology unit of the Company for more than five years until July 2005.

Mr. Keffer was named Vice President, General Counsel & Secretary of the Company in August 2006. He served as Vice President, General Counsel and Secretary with D&K Healthcare from 2004 to 2006. Prior to that, he was General Counsel, Secretary and Corporate Compliance Officer for Aurora Foods, Inc. from 2002 to 2003. In 2001, he was Associate General Counsel of Premcor Refining Group.

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

Mr. Rau joined the Company in October 2005 as Vice President Human Resources. Before joining the Company, Mr. Rau was Vice President Human Resources of Kellwood Company from 2002 to 2005. Prior to that, he was Director of Training and Development at Kellwood Company from 1997 to 2002.

Mr. Richter has been Treasurer of the Company for more than five years.

Mr. Turza joined the Company in April 2006 as Chief Information Officer. Before joining the Company, Mr. Turza was Chief Operating Officer for Woodwind & Brasswind from 2004 to 2006. Prior to that, he was Vice President of e-Business for W.W. Grainger from 2000 to 2004.

Mr. Walton joined the Company in August 2005 as Vice President Safety and Quality. Before joining the Company, Mr. Walton was Director of Corporate Health and Safety of ArvinMeritor from 2000 to 2005.

Dr. Wicks was named President of the SAFC unit of the Company in December 2002. He had served as President of the Scientific Research unit from November 1999 to December 2002.

Mr. Yousaf was named President of the Research Biotech unit of the Company in July 2005. He served as the Vice President, Corporate R&D and Biotechnology Marketing of the Company from 2000 to July 2005.

The present terms of office of the Directors will expire when the next annual meeting of the Directors is held and their successors are elected.

Item 1A.	Risk Factors

Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with other matters described in this Form 10-K or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, financial condition or operating results could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, financial condition and operating results. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. The Company does not undertake any obligation to update these forward-looking statements.

Risks Related to Our Sales and Operations

We face significant competition, including changes in pricing.

The markets for our products and services are both competitive and price sensitive. Many of our competitors have significant financial, operations, sales and marketing resources and experience in research and development. Competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be seriously harmed.

The markets for certain of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they did so again, we may be forced to respond by lowering our prices. This would reduce sales and possibly profits. Failure to anticipate and respond to price competition may also impact sales and profits.

We believe that customers in our markets display a significant amount of loyalty to their supplier of a particular product. To the extent we are not the first to develop, offer and/or supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations.

We rely upon our manufacturing operations to produce more than 60% of our sales. Our quality control, packaging and distribution operations support all sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the distribution of our products and environmental matters.

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the U. S. Department of Commerce, U.S. Food and Drug Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable state and international agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are subject to regulations that govern the handling of hazardous substances.

We are subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

Changes in worldwide tax rates or tax benefits will impact our tax expense and our profits.

We are subject to a variety of taxes in numerous local, regional, national and international jurisdictions. The laws regulating the taxes which we are subject to may change. We have no control over these changes and their impact, if any, on our results. Additionally, results of tax audit activity may also impact our tax provision and our profits. We reflect changes in our actual or forecast income tax rates as relevant facts and circumstances are known to us. In addition, the adoption at January 1, 2007 of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” will have an impact on our measurement of uncertainties in income taxes and likely increase the volatility of our income tax provision. This expected volatility may impact comparisons of our quarterly net income.

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or competitors or others with protected intellectual property could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. For example, we are currently defending a class action complaint related to an explosion at one of our production facilities. See Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on page 37 of the 2006 Annual Report, which is incorporated herein by reference. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

Potential product liability claims could affect our earnings and financial condition and harm our reputation.

We face potential liability claims based on our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. Our products are generally to be used by trained scientists and operators, however, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be held liable in connection with these products or services. For example, we are currently defending a group of lawsuits and claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. Similarly, we are defending a large number of lawsuits relating to various vaccines manufactured at pharmaceutical companies, for which we provided a product for use in research activities in developing such vaccines. See Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on page 37 of the 2006 Annual Report, which is incorporated herein by reference.

Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers and/or suppliers, we cannot assure you that such measures will be enforced or effective. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not executed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnification. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, impacting profits.

Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.

Our customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in other markets will become increasingly important to us.

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, approximately 4% of our sales have been to researchers whose funding is dependent on grants from government agencies such as the U. S. National Institutes of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, or general efforts to reduce the U.S. federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

Some of our customers receive funds from approved grants at a particular time of year, many times set by government budget cycles. In the past, such grants have been frozen for extended periods or have otherwise become unavailable to various institutions without advance notice. The timing of the receipt of grant funds may affect the timing of purchase decisions by our customers and, as a result, cause fluctuations in our sales and operating results.

If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.

Our life science and high technology customers are often subject to rigorous quality standards to obtain and maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to maintain, or in some instances, upgrade our quality standards to meet our customers’ needs, could result in the loss of a customer’s regulatory license and potentially substantial sales losses to us.

We heavily rely on third party air cargo carriers and other package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to ship products or import materials, increase our costs and lower our profitability and harm our reputation.

We emphasize our prompt service and shipment of products as a key element of our sales and marketing strategy. We ship a significant number of products to our customers through independent package delivery companies. In addition, we transport materials between our worldwide facilities and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and other third party package delivery providers. If any of our key third party providers were to experience a significant disruption such that any of our products, components or raw materials could not be delivered in a timely fashion or we would incur additional costs that we could not pass on to our customers, our costs may increase and our relationships with certain of our customers may be adversely affected. In addition, if these third party providers increase prices, and we are not able to find comparable alternatives or make adjustments to our selling prices, our profitability could be adversely affected.

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions,

•	exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the level and timing of our customers’ research and development and manufacturing efforts and activities,

•	the timing of our customers’ government funding,

•	the timing of our research and development, sales and marketing expenses,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technology or add presence in a market,

•	customer demand for our products due to changes in purchasing requirements and research needs, and

•	general economic conditions.

Our expense levels are based in part on our future sales expectations. Consequently, sales or profits may vary significantly from quarter to quarter or from year to year, and sales and profits in any interim period may not necessarily be indicative of results in subsequent periods. The potential variability of our results in individual quarters will likely increase as an expected higher level of sales growth in our SAFC and Research Biotech business units and international business increase in proportion to our overall sales.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

If we fail to attract and retain key personnel, our business could be adversely affected.

Most of our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology and e-commerce related positions are highly technical as well. Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled professionals. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business.

We depend heavily on the services of our senior management. We believe that our future success depends on the continued services of such management. Our business may be harmed by the loss of a significant number of our senior management in a short period of time.

Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Technology innovations to which our current and potential customers might have access could reduce or eliminate their need for our products. A new, competing or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of those products. Our customers also constantly attempt to reduce their manufacturing costs and improve product quality. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.

Demand for our products and services is subject to the commercial success of our customers’ products, which may vary for reasons outside our control.

Even if we are successful in securing utilization of our products in a customer’s manufacturing process, sales of many of our products and services remain dependent on the timing and volume of the customer’s production, over which we have no control. The demand for our products depends on regulatory approvals and frequently depends on the commercial success of the customer’s supported product. Regulatory processes are complex, lengthy, expensive and can often take years to complete. Commercial success of a customer’s product, which would drive demand in their production and commensurate demand for our products and services, is dependent on many factors, some of which can change rapidly, despite early positive indications.

Rapid changes in the healthcare industry could directly or indirectly adversely affect our business.

The healthcare industry has undergone significant changes in an effort to control costs. These changes include:

•	development of large and sophisticated group purchasing organizations,

•	healthcare reform legislation,

•	consolidation of pharmaceutical companies,

•	increased outsourcing of certain activities, including to low-cost offshore locations,

•	lower reimbursements for research and development, and

•	legislative limitations on healthcare research.

We expect the healthcare industry to continue to change in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the ability to perform healthcare related research and the delivery or pricing of healthcare services or mandated benefits, may cause healthcare industry participants to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

We may be unable to establish and to maintain collaborative development and marketing relationships with business partners, which could result in a decline in sales or slower than anticipated growth rates.

As a part of our business strategy, we have formed, and intend to continue to form, strategic alliances and distribution arrangements with partners relating to the development and commercialization of certain of our existing and potential products to increase our sales and to leverage our product and service offerings. Our success will depend, in part, on our ability to maintain these relationships and to cultivate additional, acceptable, strategic alliances with such companies.

In addition, we cannot ensure that parties with which we have established, or will establish, collaborative relationships will not, either directly or in collaboration with others, pursue alternative technologies or develop alternative products in addition to, or instead of, products offered as a result of these collaborations. Our business partners may also experience financial or other difficulties that lessen their value to us and to our customers. Our results of operations and opportunities for growth may be adversely affected by our failure to establish and maintain successful collaborative relationships.

Lack of early success with our pharmaceutical and biotechnology customers can shut us out of future business with those customers.

A number of the products we sell to pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a pharmaceutical or biotechnology customer does not select our products early in its manufacturing design phase for any number of reasons including but not limited to cost, ease of use, ability to supply large quantities or similar reasons, we may lose the opportunity to participate in the customer’s manufacturing of such product. Because we face competition in this market from other companies, we run the risk that our competitors could win significant early business with a customer making it difficult for us to recover that opportunity.

We have significant inventories on hand.

We maintain significant inventories and have an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions could also have an impact on the value of inventory and adversely impact our results of operations. Additionally, if it would become necessary to rework product to make it saleable, this additional effort would impact the cost and impact our operating results.

Fluctuation in the price and supply of raw fetal bovine serum could affect our business.

The supply of raw fetal bovine serum (FBS) is sometimes limited because serum collections tend to be cyclical. In addition, any discovery of bovine spongiform encephalopathy (popularly referred to as “mad cow disease”), particularly in Australia, may cause an interruption to our primary supply of FBS. These factors can cause the price of raw FBS to fluctuate. The profit margins we achieve on finished FBS have been unstable in the past because of the fluctuations in the price of raw FBS, and any increase in the price could adversely affect those profit margins in the short-term. In addition, if we are unable to obtain an adequate supply of FBS, or if we are unable to meet demand for FBS from our suppliers, we may lose market share.

We expect to continue to implement various process improvement initiatives that may not achieve the desired results.

We have implemented a number of changes designed to improve operating efficiencies and reduce costs. We expect to continue to identify opportunities for operational efficiencies and cost reduction and implement changes to achieve these efficiencies. Such improvements may lead to, among other things, the consolidation and integration of products, brands, facilities, functions, systems and processes, any or all of which might present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

Our strategic equity investments may result in losses.

We have made and expect to continue to make strategic equity investments in complementary businesses and technology. We regularly review the carrying value of these investments for impairment, considering factors such as the current stock price, book values from recent financial statements and forecasts and expectations of the investee. The results of these evaluations may fluctuate due to market conditions and other conditions over which we have no control. Estimating the fair value of non-public equity investments in life science or high technology companies is inherently subjective. If actual events differ from our assumptions and other than temporary unfavorable fluctuations in the valuations of the investments are indicated, it could require a reduction in the value of the investment. This could materially impact our results of operations. Realization of any benefit from these strategic investments is uncertain.

Risks Related to Growth of Our Business

Acquisitions are an important part of our growth strategy.

We have acquired several businesses and routinely review additional acquisition opportunities. Certain risks exist including the potential for:

•	the acquisition failing to provide the benefits originally anticipated by our management,

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies,

•	difficulties in assimilating and retaining employees and customers of the acquired companies,

•	management’s attention being diverted to the integration of the acquired businesses, and

•	unanticipated contract or regulatory issues.

None of these difficulties have been historically significant, but if they were to be in the future, we may be unable to achieve expectations from our acquisition strategy. In addition, we compete with other companies for suitable acquisition targets and may not be able to acquire certain targets that we seek. Also, certain of the businesses we have acquired may not generate the cash flow and/or earnings or other benefits that we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate acquisitions in a timely manner, acquisitions may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.

We must continually offer new products and technologies.

Our success depends in large part on continuous and timely development and introduction of new products that address evolving customer needs and changes in the market. We also believe that because of the initial time investment required by our customers to reach a purchasing decision for a new product, that once a customer purchases a product from a competitor it may be difficult to regain that customer.

These facts have led us to focus significant efforts and resources on the development and identification of new technologies and products. As a result, we have a very broad product line and are continually seeking to develop, license or acquire new technologies and products to further broaden our offering. If we fail to achieve that, our customers will likely purchase products from our competitors, significantly harming our business. Once we develop or obtain a technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we could fail to obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult or impossible to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

•	availability, quality and price as compared to competitive products,

•	the functionality of new and existing products,

•	the timing of introduction of our products compared to competitive products,

•	scientists’ opinions of the product’s utility and our ability to incorporate their feedback into future products,

•	citation of the products in published research, and

•	general trends in life sciences research.

Risks Related to International Operations

Foreign currency exchange rate fluctuations may adversely affect our business.

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, the Far East, the Middle East, Australia and Africa. Sales outside the United States were in excess of 50% of total sales in 2006 and 2005. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2006, approximately 17% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	future fluctuations in exchange rates,

•	complex regulatory requirements and changes in those requirements,

•	trade protection measures and import or export licensing requirements,

•	multiple jurisdictions and differing tax laws, as well as changes in those laws,

•	restrictions on our ability to repatriate investments and earnings from foreign operations,

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets,

•	difficulty in staffing and managing worldwide operations,

•	changes in shipping costs , and

•	difficulties in collecting on accounts receivable.

If any of these risks materialize, we could face substantial increases in costs, the reduction of profit and the inability to do business.

We have manufacturing and research facilities in Israel for which there are not immediate alternatives.

Capabilities of our manufacturing and research activities in Israel are not generally replicated in other geographic regions. We would incur substantial cost and disruption to our sales and operations if certain activities were interrupted in this country for an extended period of time. Israel sourced sales approximate 4% of our total sales in 2006.

Risks Related to Intellectual Property

We may become involved in disputes regarding our patents and other intellectual property rights, which could result in prohibition of the use of certain technology in current or planned products, exposure of the business to significant liability and diversion of management’s focus.

We do, and believe our major competitors also spend substantial time and resources developing and patenting new and improved products and technologies. Many of our products are based on complex, rapidly developing technologies. Further, while we make every effort to respect others’ intellectual property, we may not have identified each and every instance where our products may infringe or utilize intellectual property rights held by others. Thus, we cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those rights.

We have been and may in the future be sued by third parties alleging that we are infringing upon their intellectual property rights. Any claims, with or without merit, could:

•	be expensive,

•	take significant time and divert management’s focus from other business concerns,

•	if successful, require us to stop the infringing activity, redesign our product or process or license the intellectual property in question, thereby resulting in delays and loss or deferral of sales,

•	require us to pay substantial damage awards, and/or

•	require us to enter into royalty or licensing agreements which may not be available on acceptable terms, if at all.

If we are unable to obtain a royalty agreement or license on acceptable terms, or are unable to redesign to avoid conflicts with any third party patent, we may be unable to offer some of our products, which could result in reduced sales.

Our failure to protect our intellectual property may significantly harm our results of operations.

Our success and ability to compete is dependent in part on our ability to protect and maintain our proprietary rights to our intellectual property, particularly trade secrets and proprietary know-how. We generally enter into confidentiality and proprietary information agreements with our employees, consultants and advisors. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be the Company’s exclusive property. Efforts to address any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar services, potentially resulting in the loss of one or more competitive advantages and decreased sales.

Despite efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. Others may attempt to copy or reengineer aspects of our products or obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our products or to deter others from developing similar products. Further, monitoring the unauthorized use of our products and other proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.

We may incur impairment charges on our goodwill and other intangible assets with indefinite lives that would reduce our earnings.

We are subject to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”(SFAS 142) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2006, goodwill and other intangible assets with indefinite lives represented approximately 16% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2006.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	1,622	4,110	admin., production, warehousing, distrib.
Germany	46	646	admin., production, warehousing, distrib.
Switzerland	13	413	admin., production, warehousing, distrib.
United Kingdom	240	408	admin., production, warehousing, distrib.
Israel	6	132	admin., production, warehousing, distrib.
All Other	70	819	admin., production, warehousing, distrib.

Total	1,997	6,528
Percent Owned Property	83%
Percent Leased Property	17%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets. During 2006, the Company used approximately 55% of its manufacturing capacity and expects to increase the utilization of its plants in the future.

Item 3.	Legal Proceedings

The information contained in Note 11 - Contingent Liabilities and Commitments - on page 37 of the 2006 Annual Report is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2006 and 2005 is located on page 15 of the 2006 Annual Report under the caption “Common Stock Data,” which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table represents share repurchases by the Company for the year ended December 31, 2006 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec 31, 2005			76.0	4.0
Jan 1, 2006 – Jan 31, 2006	—	—	76.0	4.0
Feb 1, 2006 – Feb 28, 2006	0.6	$32.42	76.6	3.4
Mar 1, 2006 – Mar 31, 2006	0.4	$32.35	77.0	3.0
Apr 1, 2006 – Apr 30, 2006	0.2	$34.41	77.2	2.8
May 1, 2006 – May 31, 2006	1.4	$34.63	78.6	1.4
Jun 1, 2006 – Jun 30, 2006	—	—	78.6	1.4
Jul 1, 2006 – Jul 31, 2006	0.2	$34.59	78.8	1.2
Aug 1, 2006 – Aug 31, 2006	0.8	$35.41	79.6	10.4
Sep 1, 2006 – Sep 30, 2006	—	—	79.6	10.4
Oct 1, 2006 – Oct 31, 2006	—	$—	79.6	10.4
Nov 1, 2006 – Nov 30, 2006	0.4	$38.37	80.0	10.0
Dec 1, 2006 – Dec 31, 2006	—	$—	80.0	10.0

Total at Dec 31, 2006	4.0	$34.56	80.0	10.0

On November 14, 2006, the Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on December 15, 2006. Shareholders of record received an additional share on January 2, 2007 for each share they owned. The par value of the Company’s common stock remains $1.00 per share. Except as otherwise noted, all share and per share information presented herein has been retroactively adjusted to reflect the common stock split.

On November 11, 2003 and August 9, 2006, the Board of Directors authorized the repurchase of an additional 10 million shares, bringing the total repurchase authorization to 90 million shares after the August 9, 2006 approval. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data

The information required by Items 6 through 8 is incorporated herein by reference to pages 15–48 of the 2006 Annual Report. See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2006 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Auditor Attestation Report

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 47 and 48 of the 2006 Annual Report is incorporated herein by reference.

Item 9B.	Other Information

The Company amended its By-Laws on November 14, 2006 to change the specified number of directors to not more than eleven nor less than three directors from the previous requirement of not more than ten nor less than three.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics is available on our website at sigma-aldrich.com or may be obtained without charge by writing to the Secretary, Sigma-Aldrich Corporation, P.O. Box 14508, St. Louis, Missouri 63178. The content on our website does not constitute part of this Report.

Item 11.	Executive Compensation

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation,” “Equity Compensation Plan Information” and “Related Party Disclosures” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information, if any, under the captions “Director Compensation and Transactions” and “Principal Beneficial Owners and Transactions” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2007 Proxy Statement, which will be filed within 120 days after December 31, 2006, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2006 Annual Report listed in such Index are hereby incorporated by reference.

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

SIGMA-ALDRICH CORPORATION (Registrant)

By	/s/ Karen J. Miller	February 27, 2007
	Karen J. Miller, Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jai P. Nagarkatti	February 27, 2007
Jai P. Nagarkatti, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Karen J. Miller	February 27, 2007
	Karen J. Miller, Controller (Principal Accounting Officer)	Date

By	/s/ Michael R. Hogan	February 27, 2007
	Michael R. Hogan, Chief Administrative Officer & Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ David R. Harvey	February 27, 2007
	David R. Harvey, Chairman of the Board	Date

By	/s/ Nina V. Fedoroff	February 27, 2007
	Nina V. Fedoroff, Director	Date

By	/s/ W. Lee McCollum	February 27, 2007
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 27, 2007
	Avi M. Nash, Director	Date

By	/s/ William C. O’Neil, Jr.	February 27, 2007
	William C. O’Neil, Jr., Director	Date

By	/s/ Steven M. Paul	February 27, 2007
	Steven M. Paul, Director	Date

By	/s/ J. Pedro Reinhard	February 27, 2007
	J. Pedro Reinhard, Director	Date

By	/s/ Timothy R.G. Sear	February 27, 2007
	Timothy R.G. Sear, Director	Date

By	/s/ D. Dean Spatz	February 27, 2007
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 27, 2007
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Page Number Reference Annual Report to Shareholders (Filed as Exhibit 13 Hereto)

Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2006 and Quarterly Financial Data for the quarterly periods in 2006 and 2005	15

Management’s Discussion and Analysis	18–26

Market risk disclosure	25-26

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2006 and 2005	28

Consolidated statements for the years ended December 31, 2006, 2005 and 2004

Income	27

Stockholders’ Equity	29

Cash Flows	30

Notes to consolidated financial statements	31–46

Management’s report on internal control over financial reporting	47

Reports of independent registered public accounting firm	47–48

F-1

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — See Exhibit 3(b).

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended November 14, 2006 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman of the Board David R. Harvey effective January 1, 2006* — Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(g)	Amendment to the Employment Agreement effective as of May 19, 2006 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed June 8, 2006.

(h)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(i)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

F-2

(m)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(o)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(p)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(q)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, Michael R. Hogan, David W. Julien, Richard A. Keffer, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, Carl S. Turza, Steven G. Walton, Franklin D. Wicks and Shahed I. Yousaf)* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(r)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(s)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File Number 0-8135.

(t)	Restricted Stock Agreement Under the 2003 Long-Term Incentive Plan* — Incorporated by reference to Exhibit 10(T) of Form 10-K filed for the year ended December 31, 2003, Commission File Number 0-8135.

(u)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(u).

(v)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(v).

(w)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(x)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005.

(y)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated December 5, 2006 – See Exhibit 10(z).

(aa)	Flexible Deferral Plan* – See Exhibit 10(aa).

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2006 consolidated financial statements filed as Exhibit 13 below.

13	Pages 15-48 of the Annual Report to Shareholders for the year ended December 31, 2006.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

F-3