Form 10-K/A
period 2006-12-31
SIGMA ALDRICH CORP
filed 2007-03-09
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

MANAGEMENT’S DISCUSSION AND ANALYSIS

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

Explanatory Note

Sigma-Aldrich Corporation is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on February 27, 2007 (the “Original Form 10-K”), solely to correct the last sentence of the first paragraph of Item 7 of Part II. The Company previously reported that it had over 1.5 million individual customers. The number of customers should have been reported as over 1.0 million. This sentence is now consistent with the information provided with the Original Form 10-K Item 1. (c) Narrative Description of Business.

This report continues to speak as of the date of the Original Form 10-K on February 27, 2007 and the Company has not updated the disclosures in this report to speak as of a later date or to reflect subsequent results, events or developments. Item 7 appears below with the appropriate text.

For purposes of complying with Section 302 of the Sarbanes-Oxley Act of 2002, the Company has also included Item 9A of Part II and Item 15 of Part IV.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk

INTRODUCTION

Sigma-Aldrich Corporation (“the Company”) is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical and other high technology manufacturing. The Company operates in 35 countries, manufacturing 46,000 of the 100,000 chemical products it offers. The Company also offers 30,000 equipment products. The Company sells into over 165 countries, servicing over 70,000 accounts representing over 1.0 million individual customers.

In 2006, the Company was organized into four business units featuring the Research units of Essentials, Specialties and Biotechnology and the Fine Chemicals unit, SAFC, to better align the Company with the customers it serves. The units are closely interrelated in their activities and share services such as order entry, billing, tech services, Internet, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology.

Research Essentials, representing approximately 20% of sales, provides customized, innovative solutions for our economic buyers. Research Specialties, representing approximately 37% of sales, facilitates accelerated research by lab scientists through information and innovation in services and new products. Research Biotechnology, representing approximately 15% of sales, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing approximately 28% of sales, drives commercial project managers’ success through rapid delivery of custom projects.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally, and would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States and internationally do impact demand from our customers. In 2006, we believe that market growth in research and fine chemicals markets served by the Company was about 2–3%, consistent with 2005.

The Company expects organic sales growth for 2007 of approximately 7%, benefiting from close alignment with our customers, enhanced Internet capabilities, expansion in fast growing world economies and ongoing commitments to process improvements. Continuing efforts to pursue desirable acquisition candidates are expected to enhance the Company’s organic sales growth.

COMPARABILITY

The net income summaries below present the results of our operations before certain other items affecting our business. These summaries show the impact certain other items had on our net income and basic and diluted net income per share. The Company uses this non-GAAP presentation of adjusted income amounts and comparisons to supplement its GAAP disclosures because it excludes these certain other items in judging its performance and believes this information is useful to investors as well. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

	Net Income
Years Ended December 31	2006	2005	2004
Net income before certain other items	$278.9	$252.2	$205.4

International and other tax benefits	—	—	15.3
Tax claim settlement benefit	—	11.3	—
Inventory purchase accounting charge	(2.1)	(10.7)	—
Tax charge for repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004	—	(4.1)	—
Pro-forma stock-based compensation expense	—	9.6	12.2

Total	(2.1)	6.1	27.5

Reported net income	$276.8	$258.3	$232.9

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

COMPARABILITY (continued)

	Net Income Per Share — Basic
	2006	2005	2004
Net income before certain other items	$2.10	$1.86	$1.49

International and other tax benefits	—	—	.11
Tax claim settlement benefit	—	.08	—
Inventory purchase accounting charge	(.02)	(.08)	—
Tax charge for repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004	—	(.03)	—
Pro-forma stock-based compensation expense	—	.07	.09

Total	(.02)	.04	.20

Reported net income	$2.08	$1.90	$1.69

	Net Income Per Share — Diluted
	2006	2005	2004
Net income before certain other items	$2.07	$1.84	$1.47

International and other tax benefits	—	—	.11
Tax claim settlement benefit	—	.08	—
Inventory purchase accounting charge	(.02)	(.08)	—
Tax charge for repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004	—	(.03)	—
Pro-forma stock-based compensation expense	—	.07	.09

Total	(.02)	.04	.20

Reported net income	$2.05	$1.88	$1.67

The per share information presented above has been adjusted to reflect the Company’s common stock split.

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

With over 50% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Organic sales growth data presented herein excludes currency, and where indicated, acquisition impacts. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur later in 2007 to applicable exchange rates and are thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2007 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes is ongoing and/or comparable operating results excluding currency impacts and certain other items. The Company excludes these other items in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

HIGHLIGHTS

Reported sales increased 7.9% to $1,797.5 in 2006 from $1,666.5 in 2005. Organic growth in core businesses, including integrated acquisitions, provided 6.4 percentage points of growth. The February 2005 acquisition of the JRH Biosciences division (JRH) of CSL Limited’s industrial cell culture business added 1.1 percentage points of growth. Changes in currency rates contributed 0.4 percentage points of benefit to the sales increase. Reported sales increased 18.3% to $1,666.5 in 2005 from $1,409.2 in 2004. The acquisition of the JRH business contributed 9.4 percentage points of this increase. Changes in currency rates contributed 0.7 percentage points of benefit to the sales increase. Organic growth in core businesses, including integrated acquisitions, provided 8.2 percentage points of benefit to the sales increase.

Reported net income in 2006 increased 7.2% to $276.8 from $258.3 in 2005. Net income in 2006 included an $11.0 charge for stock-based compensation expense and an inventory purchase accounting charge of $2.1. On a comparable basis, net income before certain other items increased 10.6% to $278.9 from $252.2, adjusting 2005 for the impact of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)), as if it had been implemented during that period and other recorded items. The increase in net income before certain other items primarily resulted from organic sales growth in each of the Company’s four business units, successful process improvement activities and enhanced operating margin results, partially offset by higher interest costs due to the full year impact of increased borrowings to fund acquisitions and share repurchases and higher short-term interest rates. A higher effective tax rate also offset net income improvement.

Reported net income in 2005 increased 10.9% to $258.3 from $232.9 in 2004. Net income in 2005 included a tax claim settlement benefit of $11.3, an inventory purchase accounting charge of $10.7 and a $4.1 tax charge for the repatriation of accumulated foreign earnings under the American Jobs Creation Act of 2004. Net income before certain other items increased 22.8% to $252.2 in 2005, compared to $205.4 in 2004, adjusting for the impact of SFAS 123(R), as if it was implemented during both periods and other recorded items. The increase in net income before certain other items primarily resulted from strong organic sales growth, currency benefits and continued process improvement activities, which was partially offset by costs of other growth initiatives and higher interest costs due to increased borrowings to fund acquisitions in 2005 and share repurchases and higher interest rates.

Diluted earnings per share in 2006 increased 9.0% to $2.05 from $1.88 in 2005. Diluted earnings per share was impacted by a $0.02 charge for inventory purchase accounting. Diluted earnings per share before certain other items increased 12.5% to $2.07 from $1.84, adjusting 2005 for the impact of SFAS 123(R), as if it had been implemented during that period. The significant components of the increase were previously identified in the discussion of net income.

Diluted earnings per share in 2005 increased 12.6% to $1.88 from $1.67 in 2004. Diluted earnings per share in 2005 benefited from an $0.08 gain on a tax claim settlement that was more than offset by an $0.08 inventory purchase accounting charge and a $0.03 tax charge for the repatriation of accumulated foreign earnings. Diluted earnings per share before certain other items increased 25.2% to $1.84 in 2005 from $1.47 in 2004. The significant components of the increase were previously identified in the discussion of net income.

ITEMS AFFECTING COMPARABILITY OF RESULTS

•

In November 2006, the Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on December 15, 2006. Shareholders of record received an additional share on January 2, 2007 for each share they owned. The par value of the Company’s common stock remains $1.00 per share. The stock split is reflected in the Consolidated Statements of Stockholders’ Equity as a reclassification from Retained Earnings to Common Stock. Except as otherwise noted, all share and per share information presented herein has been retroactively adjusted to reflect the common stock split.

•

The Company adopted the provisions of SFAS 123(R), as required, on January 1, 2006. As a result, selling, general and administrative expenses include stock-based compensation of $13.3 in 2006. Stock-based compensation expense is not reflected in the consolidated financial statements for years prior to 2006.

•	During 2006, the Company purchased four businesses with an aggregate annual sales benefit of approximately $25.0, approximately one-half of which benefited 2006 results.

•	On April 1, 2005, the Company purchased the Proligo Group (Proligo).

•	On February 28, 2005, the Company purchased JRH.

•	On June 22, 2004, the Company purchased Tetrionics, Inc. (Tetrionics).

•	On April 14, 2004, the Company purchased UFC Limited (Ultrafine).

•	At December 31, 2006, 2005 and 2004, the Company had repurchased 80.0 million, 76.0 million and 72.0 million of its outstanding shares, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

CRITICAL ACCOUNTING ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates under different assumptions or conditions.

The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Inventories

Inventories are valued at the lower of cost or market. The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management initiatives. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

Long-Lived Assets

Long-lived assets, including intangibles with definite lives, are amortized over their expected useful lives. Goodwill and other intangibles with indefinite lives are not amortized against earnings. Goodwill is assessed annually for impairment. Other intangibles are assessed whenever events and changes in business conditions indicate that the carrying amount of an asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value.

Pension and Other Post-Retirement Benefits

The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the Company’s selection of certain assumptions used by actuaries to calculate such amounts. Those assumptions are described in Note 14 to the consolidated financial statements and include, among others, the discount rates, expected return on plan assets and rates of increase in compensation and health care costs.

In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense and recorded obligation in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the Company’s pension and other post-retirement benefit obligations and the Company’s future expense. A 1% increase in the discount rate assumption would have reduced the net periodic benefit cost by $1.0 for the U.S. plans and $3.0 for the International plans. A 1% reduction in the discount rate assumption would have increased the net periodic benefit cost by $1.0 for the U.S. plans and $5.0 for the International plans. A 1% change in the expected return on plan assets would have an impact on the Company’s pension expense of less than $2.2 for the Company’s plans.

Stock Options

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123(R)). Under the provisions of SFAS 123(R), stock-based compensation cost, for stock options, is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option-pricing model and is recognized as expense ratably over the requisite service period. The Black-Scholes model requires the input of various estimates including volatility, forfeiture rates and expected option life. Those inputs to the Black-Scholes model are described in Note 12 to the consolidated financial statements. If any of the assumptions used in the Black-Scholes model vary significantly from current expectations, stock-based compensation expense may also change significantly. Therefore, current year stock-based compensation expense is not necessarily indicative of future results.

Taxes

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company regularly reviews its potential tax liabilities for tax years subject to audit. Changes in the Company’s tax provision and liability occurred in 2006, 2005 and 2004 and may occur in the future as its assessments change based on the progress of tax examinations in various jurisdictions and/or changes in worldwide tax regulations. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

Deferred tax assets and liabilities are recognized for the future tax benefits or liabilities attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates would be recognized in income in the period that includes the enactment date. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance when it believes that such assets may not be recovered, taking into consideration historical operating results, expectations of future earnings, changes in its operations and the expected timing of the reversals of existing temporary differences.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS

Sales

In 2006, the Company was organized into four business units featuring the Research units of Essentials, Specialties and Biotechnology and the Fine Chemicals unit, SAFC, to better align the Company with the customers it serves. Prior to 2006, the Company consisted of three business units: Scientific Research, Biotechnology (collectively “Research Chemicals”) and SAFC. In both cases, the business unit structure is the Company’s approach to serving customers and reporting sales rather than an internal division used to allocate resources. Accordingly, as it would provide minimal value, the Company did not restate sales prior to 2005 into the new four business unit structure. As a result, sales growth rates in 2005 and 2004 are presented for total Research Chemicals only and SAFC.

Sales increased 7.9%, 18.3%, and 8.6% in 2006, 2005 and 2004, respectively. Sales increases were primarily attributable to improved unit volume growth, price increases, acquisitions and currency benefits. The Company’s pricing strategy has remained constant and price increases in 2006 provided similar contributions to those realized in prior periods. New product sales, while not material in the year introduced, do contribute to sales growth in subsequent years. The effect of translating foreign currency sales into U.S. dollars increased the 2006, 2005 and 2004 sales growth by 0.4%, 0.7% and 5.3%, respectively. With over 50% of sales denominated in currencies other than the U.S. dollar, the Company uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, GAAP financial information.

Reported sales growth, currency benefits, sales increases from the acquisition of JRH’s industrial cell culture business (indicated as “JRH Industrial” in the table below) and other acquisition benefits and the adjusted sales changes are as follows:

	Year Ended December 31, 2006
	Reported	Currency Benefit	JRH Industrial	Adjusted
Research Essentials	4.2%	0.4%	—%	3.8%
Research Specialties	6.9%	0.4%	—%	6.5%
Research Biotech	5.6%	—%	—%	5.6%
Research Chemicals	5.9%	0.3%	—%	5.6%
SAFC	13.4%	0.7%	4.3%	8.4%
Total	7.9%	0.4%	1.1%	6.4%

	Year Ended December 31, 2005
	Reported	Currency Benefit	JRH Industrial	Adjusted
Research Chemicals	7.3%	0.8%	—%	6.5%
SAFC	66.2%	0.6%	50.4%	15.2%
Total	18.3%	0.7%	9.4%	8.2%

	Year Ended December 31, 2004
	Reported	Currency Benefit	Acquisitions	Adjusted
Research Chemicals	7.8%	5.4%	—%	2.4%
SAFC	11.9%	4.6%	6.3%	1.0%
Total	8.6%	5.3%	1.1%	2.2%

Currency and acquisition adjusted sales growth in Research Essentials, Research Specialties, Research Biotech and SAFC for 2006 was 3.8%, 6.5%, 5.6% and 8.4%, respectively. Research Essentials achieved sales gains in all major geographical areas due to price increases and higher unit sales volume to academic and commercial customer segments. Research Specialties achieved sales gains from increased pricing and higher unit volumes due to increased sales to commercial and pharmaceutical customer groups and continued emphasis on offering the broadest range of core products for analytical applications, chemical synthesis and fundamental Life Science research. Research Biotech sales growth was impacted by a modest reduction in market growth in 2006, together with slower than anticipated acceptance of new and innovative products for our Research Biotech customers. Currency and acquisition adjusted sales growth in SAFC for 2006 was 8.4% compared to 15.2% for 2005. The 2006 sales growth rate reflected increased demand from pharmaceutical customers and other manufacturers. SAFC orders for future delivery remained at record levels.

New growth initiatives enabled us to take market share in 2006. The Company’s reorganization into four customer-centric business units allowed us to work closely with our customers to address the different individual needs of economic buyers, lab scientists, life scientists and commercial project managers. Our goal to accelerate growth in our non-European international markets was achieved, increasing sales in these markets by 1.0 percentage point of total sales during 2006. Our focus countries of China, India and Brazil all achieved sales growth in excess of 30% in 2006. Our initiative to build on our Internet superiority continued to show results. Web based sales increased to 35% of total Research Chemicals’ sales in 2006. Other initiatives also showed progress in 2006 with continued benefits from process improvement and growth added through integrated acquisitions.

Currency and acquisition adjusted sales growth in Research Chemicals and SAFC for 2005 were 6.5% and 15.2%, respectively. Research Chemicals achieved sales gains in all major geographic areas due to price increases and higher unit volumes associated with improved market conditions, new sales initiatives and integration of acquisitions. SAFC reported strong organic sales growth over 2004 reflecting improved demand from pharmaceutical customers worldwide and improved sales to a wide variety of other manufacturers.

Gross Profit

Gross profit was 51.2%, 50.9% and 53.3% of sales in 2006, 2005 and 2004, respectively. The following table reflects the significant contributing factors to the net change in gross margin for the years ended December 31, 2006, 2005 and 2004, respectively, as a percentage of sales compared to the same period in the prior year:

	Year Ended December 31,
Contributing Factors	2006	2005(1)	2004(1)
Inventory purchase accounting charges	0.9%	(1.0)%	—%
(Unfavorable)/favorable product mix	(0.7)	(4.6)	0.4
Favorable pricing	0.7	0.4	0.4
Higher unit sales volume	0.8	3.4	0.4
Higher manufacturing and distribution costs	(1.8)	(1.2)	(0.6)
(Unfavorable)/favorable currency impact	(0.3)	0.7	1.1
Other impacts	0.7	(0.1)	(0.1)
Net improvement/(decline) in gross margin as a percentage of sales	0.3%	(2.4)%	1.6%

(1)	Certain reclassifications have been made to the 2005 and 2004 presentation to conform to the 2006 presentation.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

OPERATING RESULTS (continued)

The increase in gross profit as a percent of sales of 0.3% in 2006 is primarily due to the absence of the inventory purchase accounting charge, favorable pricing and unit volume increases. These improvements were partially offset by higher manufacturing and distribution costs and the impact of lower gross margin products for our SAFC business as reflected in product mix. The decrease in gross profit as a percent of sales of 2.4% in 2005 is primarily due to the impact of the inventory purchase accounting charge and lower average gross margins associated with SAFC’s acquisition of JRH. Increased manufacturing and distribution costs further reduced 2005 gross profit. This decrease in gross profit as a percent of sales was partially offset by an increase in sales volume, an increase in average sales prices and currency benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were 25.8%, 26.2% and 27.7% of sales in 2006, 2005 and 2004, respectively. Salaries and benefits increased 0.5% of sales for 2006 compared to 2005 due largely to the impact of stock-based compensation expense. Insurance expenses also increased 0.3% of sales for 2006 compared to 2005 due to higher claim costs. These increases were more than offset by declines in professional fees, advertising and non-product related compliance costs and from process improvement benefits that collectively reduced selling, general and administrative expenses by 1.2% of sales. In 2005, selling, general and administrative expenses as a percent of sales decreased 1.5% compared to 2004 due to lower operating expenses as a percent of sales for JRH’s industrial cell culture business of 1.0% and benefits from continued cost reductions from process improvement activities, which offset the cost of other growth initiatives.

Research and Development Expenses

Research and development expenses were 2.9%, 3.0% and 3.0% of sales in 2006, 2005 and 2004, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 60% of total sales.

Interest Expense, Net

Net interest expense reduced pretax earnings by $24.0, $18.1 and $7.2 in 2006, 2005 and 2004, respectively. The increase in net interest expense in 2006 from 2005 reflects the impact of increased interest costs from borrowings for both acquisitions and share repurchases in 2006 and 2005 and higher short-term interest rates in 2006. The increase in net interest expense in 2005 from 2004 is due to borrowings for the 2005 acquisitions of JRH and Proligo, share repurchases and higher interest rates.

Income Taxes

Income taxes, which include federal, state and international taxes were 26.9%, 24.8% and 25.3% of pretax income in 2006, 2005 and 2004, respectively. The higher effective tax rate for 2006 of 26.9% largely reflects a lower level of international tax benefits, partially offset by the absence of the tax charge to repatriate accumulated foreign earnings in 2005. The effective income tax rate in 2005 of 24.8% reflects a favorable settlement of tax claims for 1998–2001 and a reduction in tax liabilities based on this settlement largely offset by the tax charge to repatriate accumulated foreign earnings.

Our effective tax rate for 2007 is expected to increase to 30–31% from the 2006 rate of 26.9% as benefits from 2006 tax audit activity are not expected to recur and U.S. export tax benefits (EIE) ended at December 31, 2006.

Accounting Changes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. FIN 48 also requires certain disclosures after adoption, including: (1) the accounting policy for tax-related interest and penalties, and (2) a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period, including the specific identification of each source of the change. The implementation of FIN 48, effective January 1, 2007, is not expected to be material to the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value of financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. The Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company currently discloses fair value information in Notes 7 and 8 to its consolidated financial statements. The Company is in the process of assessing the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of the company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. The new measurement date requirement is effective for fiscal years ending after December 15, 2008. The other requirements of SFAS 158 are effective for fiscal years ending after December 15, 2006.

The incremental effect of applying SFAS 158 on individual lines of the Consolidated Balance Sheets at December 31, 2006 is as follows:

	Before Application of SFAS 158	Incremental Effect of Applying SFAS 158	After Application of SFAS 158
Other assets	$118.2	$(29.2)	$89.0
Total assets	2,363.5	(29.2)	2,334.3
Other accrued expenses	58.1	2.3	60.4
Deferred taxes	60.4	(12.3)	48.1
Other liabilities	43.8	12.5	56.3
Total liabilities	920.9	2.5	923.4
Accumulated other comprehensive income	112.4	(31.7)	80.7
Total stockholders’ equity	1,442.6	(31.7)	1,410.9
Total liabilities and stockholders’ equity	$2,363.5	$(29.2)	$2,334.3

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$330.4	$280.5	$323.8
Investing activities	(104.4)	(513.2)	(147.6)
Financing activities	(156.2)	171.1	(142.0)

Operating Activities

Net cash provided by operating activities increased $49.9 in 2006 compared to 2005. This increase results primarily from increased net income from operations, including the $13.3 non-cash impact of stock-based compensation expense and net increases in accounts payable and accrued expenses. The most significant offset to the operating cash inflows was higher accounts receivable balances at December 31, 2006, reflected by days sales outstanding of 50 days at December 31, 2006 compared to 48 days at December 31, 2005. The increased accounts receivable balance was due largely to the strong growth in non-European international sales where average days sales outstanding for all countries in this group typically range from 60 to 65 days. Operating inflows were also partially offset by increases in inventory levels to 7.6 months-on-hand from 7.4 at December 31, 2005, due to an increase in stocks added at major U.S. distribution locations to improve on-time deliveries and a modest amount of acquired inventory from 2006 acquisitions.

The decrease in net cash provided by operating activities in 2005 compared to 2004 was primarily due to increased net income from operations and reductions in accounts receivable more than offset by net changes in deferred income taxes, a decrease in accrued income taxes, a $19.5 pension contribution and a decrease in deferred revenues of $23.8. In 2005, working capital management initiatives improved accounts receivable days sales outstanding to 48 days, a two day improvement from year-end 2004. At December 31, 2005, inventory levels, excluding acquired inventories, decreased to 7.5 months on hand compared to 7.7 months on hand at December 31, 2004.

Investing Activities

In 2006, investing activities were focused on capital expenditures of $74.5 and the funding of four small acquisitions for $20.0. Capital expenditures included the construction of a new production facility in India and the expansion of production facilities in Wisconsin and Missouri. Additional capital was invested to expand distribution in Wisconsin and for upgrading our Internet ordering systems.

In 2005, cash used for investing activities related primarily to funding the acquisitions of JRH and Proligo for $416.6 and capital expenditures of $92.2. Capital expenditures included the completion of construction for replacement facilities to relocate the Company’s major production, R&D, packaging and administration facilities in Wisconsin and other upgrades to production and R&D facilities.

During 2007, capital spending is expected to be approximately $80.0.

Financing Activities

In 2006, the Company’s financing activities used cash of $156.2. Cash used in the payment of dividends was $55.7. Cash paid for treasury stock purchases was $138.2. Cash was provided by the issuance of short-term debt, net of repayments, of $45.3. Long-term debt of $100.0 was issued in 2006 offset by repayments of long-term debt of $142.8. Cash received from the exercise of stock options were $30.9.

In 2005, the Company’s financing activities provided cash of $171.1. The issuance of short-term and long-term debt, net of repayments, provided cash of $118.0 and $202.9, respectively. Cash received from the exercise of stock options totaled $20.9. These cash inflows were partially offset by $51.3 and $119.4 used for dividend payments and treasury stock repurchases, respectively.

In December 2006, the Company entered into a $300.0 five-year credit facility with a syndicate of banks having a maturity date of December 11, 2011. The facility provides back-up liquidity to the commercial paper program. This $300.0 facility is an amendment of the $150.0 five-year committed facility originally expiring on February 23, 2010 by exercising of its $150.0 expansion feature. Another $150.0 five-year committed facility expired on December 11, 2006. The Company had $146.0 of commercial paper outstanding at December 31, 2006.

In December 2006, the Company issued $100.0 of 5.11% Senior Notes due December 5, 2011 to a private investor. In November 2006, the Company paid the $75.0 of 5.16% Senior Notes at maturity.

Long-term debt at December 31, 2006 was $337.9 compared to $283.2 in 2005. Total debt as a percentage of total capitalization was 27.2% and 28.9% at December 31, 2006 and 2005, respectively.

For a description of the Company’s material debt covenants, see Notes 6 and 7 to the consolidated financial statements.

Share Repurchases

At December 31, 2006 and December 31, 2005, the Company had repurchased a total of 80.0 million shares and 76.0 million shares, respectively. During 2006, the Company was authorized to increase its share repurchase from 80.0 million to 90.0 million shares to be completed within three years of the authorization. There were 132.0 million shares outstanding as of December 31, 2006. The Company expects to acquire the remaining 10.0 million authorized shares, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, its credit facilities and long-term debt as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings, term loans and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases and working capital presently and for the next 12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

OTHER MATTERS

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at December 31, 2006 and 2005.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 36 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quanitification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. During the fourth quarter of 2006, trial dates for the first three groups of compensatory damage claimants were set for March and April, 2007. The Company has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at December 31, 2006. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

The Company and one of its subsidiaries were two of numerous defendants named in a lawsuit filed by Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (“Enzo”). In the lawsuit, Enzo alleged, among other things, that the various Sigma-Aldrich defendants breached two distributorship agreements, violated Section 43(a) of the Lanham Act, and were infringing upon various patents. Enzo alleged that the Sigma-Aldrich entities manufacture, use, offer for sale, sell, and market certain products that infringe upon the claims of nine U.S. patents owned by and/or licensed to Enzo. The complaint sought actual and enhanced damages but did not specify the amount sought. The litigation was settled pursuant to a Joint Stipulation and Dismissal With Prejudice, entered by the Court on September 12, 2006. All claims, counterclaims and defenses were dismissed with prejudice and each party was responsible for payment of its own costs and attorney’s fees. The settlement payment was not material to the Company’s consolidated financial statements.

At December 31, 2006, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements for the year ended December 31, 2006.

INFLATION

Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and higher material and other operating costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management’s view, however, that inflation has not had a significant impact on operations in the three years ended December 31, 2006.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At December 31, 2006, the Company’s outstanding debt represents 27.2% of total capitalization. Approximately 38.0% of the Company’s outstanding debt at December 31, 2006 is at a fixed rate. Cash flows

MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS (continued)

from operations and available credit facilities are sufficient to meet the working capital requirements of the Company. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the dominant currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Large increases or decreases in the spread between currencies have affected and may continue to affect the Company’s revenues, revenue growth rates, gross margins and net income.

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

The market risk of the Company’s foreign currency positions at December 31, 2006, assuming a hypothetical 10% change in foreign currency exchange rates, would be less than $4.0.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table represents contractual obligations of the Company at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Contractual Obligations
Long-term debt	$355.8	$17.9	$137.8	$200.1	—
Interest payments related to long-term debt	58.8	20.2	25.8	12.8	—
Operating lease obligations	91.3	25.6	36.2	19.5	10.0
Purchase obligations	157.1	60.3	30.4	30.9	35.5

Total	$663.0	$124.0	$230.2	$263.3	$45.5

See Notes 7 and 9 to the consolidated financial statements for additional disclosures related to long-term debt and lease commitments, respectively. See Note 14 to the consolidated financial statements for the Company’s obligations with respect to its pension and post-retirement medical benefit plans.

FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis and other sections of this Annual Report to shareholders should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, this Annual Report to shareholders contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Annual Report to shareholders, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations, (6) exposure to litigation including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates and (12) the outcome of the matters described in Note 11 — Contingent Liabilities and Commitments to the consolidated financial statements. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s December 31, 2006 Form 10-K. The Company does not undertake any obligation to update these forward-looking statements.

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

Management’s Report on Internal Control over Financial Reporting and Auditor Attestation Report

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on pages 47 and 48 of the 2006 Annual Report filed as Exhibit 13 of the Original Form 10-K, is incorporated herein by reference.

PART IV

Item 15(a)(3). Exhibits

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits
2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended November 14, 2006 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman of the Board David R. Harvey effective January 1, 2006* — Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(g)	Amendment to the Employment Agreement effective as of May 19, 2006 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed June 8, 2006.

(h)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(i)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(o)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(p)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(q)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, Michael R. Hogan, David W. Julien, Richard A. Keffer, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, Carl S. Turza, Steven G. Walton, Franklin D. Wicks and Shahed I. Yousaf)* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(r)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(s)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File Number 0-8135.

(t)	Restricted Stock Agreement Under the 2003 Long-Term Incentive Plan* — Incorporated by reference to Exhibit 10(T) of Form 10-K filed for the year ended December 31, 2003, Commission File Number 0-8135.

(u)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — Incorporated by reference to Exhibit 10(u) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(v)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — Incorporated by reference to Exhibit 10(v) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(w)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(x)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005.

(y)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated December 5, 2006 — Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(aa)	Flexible Deferral Plan*— Incorporated by reference to Exhibit 10(aa) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 16 to the Company’s 2006 consolidated financial statements filed as Exhibit 13 below.

13	Pages 15-48 of the Annual Report to Shareholders for the year ended December 31, 2006— Incorporated by reference to Exhibit 13 of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

21	Subsidiaries of Registrant – Incorporated by reference to Exhibit 21 of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

23	Consent of Independent Registered Public Accounting Firm – Incorporated by reference to Exhibit 23 of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – — Incorporated by reference to Exhibit 32.1 of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – — Incorporated by reference to Exhibit 32.2 of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	March 9, 2007
	Karen J. Miller, Controller	Date