Form 10-Q
period 2007-03-31
SIGMA ALDRICH CORP
filed 2007-05-01
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 131,316,450 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2007.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$495.9	$443.1
Cost of products sold	241.5	214.3

Gross profit	254.4	228.8
Selling, general and administrative expenses	126.9	112.5
Research and development expenses	14.1	13.0
Interest, net	5.9	5.3

Income from operations before income taxes	107.5	98.0
Provision for income taxes	32.6	31.5

Net income	$74.9	$66.5

Net income per share – Basic	$0.57	$0.50

Net income per share – Diluted	$0.56	$0.49

Weighted average number of shares outstanding – Basic	131.8	134.3

Weighted average number of shares outstanding – Diluted	134.0	136.0

Dividends per share	$0.115	$0.105

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$172.8	$173.8
Accounts receivable, less allowance for doubtful accounts of $5.0 and $4.7, respectively	289.1	248.0
Inventories	614.2	596.0
Deferred taxes	54.7	49.6
Other current assets	51.1	45.5

Total current assets	1,181.9	1,112.9

Property, plant and equipment, net of accumulated depreciation of $750.4 and $729.5, respectively	663.9	645.1
Goodwill, net	383.6	361.3
Intangibles, net	136.1	126.0
Other assets	156.5	89.0

Total assets	$2,522.0	$2,334.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$353.3	$189.0
Accounts payable	112.0	97.2
Accrued payroll and payroll taxes	37.8	47.4
Accrued income taxes	65.8	48.6
Other accrued expenses	70.6	60.4

Total current liabilities	639.5	442.6

Long-term debt	210.2	337.9
Deferred post-retirement benefits	38.8	38.5
Deferred taxes	81.3	48.1
Other liabilities	97.2	56.3

Total liabilities	1,067.0	923.4

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 131.3 and 132.0 shares outstanding at March 31, 2007 and December 31, 2006, respectively	201.8	201.8
Capital in excess of par value	85.1	79.1
Common stock in treasury, at cost, 70.5 and 69.8 shares at March 31, 2007 and December 31, 2006, respectively	(1,409.5)	(1,375.4)
Retained earnings	2,488.0	2,424.7
Accumulated other comprehensive income	89.6	80.7

Total stockholders’ equity	1,455.0	1,410.9

Total liabilities and stockholders’ equity	$2,522.0	$2,334.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$74.9	$66.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.9	21.7
Deferred income taxes	(34.0)	(19.5)
Stock-based compensation expense	5.0	2.9
Other	3.5	0.7
Changes in assets and liabilities:
Increase in accounts receivable	(33.9)	(36.4)
(Increase) decrease in inventories	(7.0)	1.9
Increase in accrued income taxes	48.3	20.3
Other	6.9	(1.3)

Net cash provided by operating activities	87.6	56.8

Cash flows from investing activities:
Property, plant and equipment additions	(20.1)	(13.8)
Proceeds from sale of property, plant and equipment	0.8	0.4
Acquisitions of businesses, net of cash acquired	(45.0)	—
Other, net	(1.1)	(7.4)

Net cash used in investing activities	(65.4)	(20.8)

Cash flows from financing activities:
Net issuance of short-term debt	41.2	52.9
Repayment of long-term debt	(18.0)	(30.0)
Payment of dividends	(15.1)	(14.1)
Treasury stock purchases	(41.7)	(32.4)
Exercise of stock options	7.6	5.3
Excess tax benefits from stock-based payments	1.6	0.8

Net cash used in financing activities	(24.4)	(17.5)

Effect of exchange rate changes on cash	1.2	1.2

Net change in cash and cash equivalents	(1.0)	19.7
Cash and cash equivalents at January 1	173.8	98.6

Cash and cash equivalents at March 31	$172.8	$118.3

Supplemental disclosures of cash flow information:

Income taxes paid	$8.9	$24.1
Interest paid, net of capitalized interest	8.6	4.5

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

(2) Reclassifications

The accompanying consolidated financial statements for the prior year contain certain reclassifications to conform to the presentation used in 2007.

In November 2006, the Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on December 15, 2006. Shareholders of record received an additional share on January 2, 2007 for each share they owned. The par value of the Company’s common stock remained at $1.00 per share. Except as otherwise noted, all share and per share information prior to December 31, 2006 presented herein has been retroactively adjusted to reflect the common stock split.

(3) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value for financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. The Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company currently discloses fair value information, as required, about its derivatives and debt on an annual basis. The Company is in the process of assessing the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. The Company is in the process of assessing the impact of the SFAS 158 measurement date requirement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact of SFAS 159 on its consolidated financial statements.

(4) Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (FIN 48), on January 1, 2007. As a result of this adoption, the Company decreased its liability related to uncertain tax positions by $3.5 with the offset to retained earnings resulting in a balance of $33.5 of unrecognized tax benefits in the consolidated financial statements as of January 1, 2007. Included in unrecognized tax benefits are $22.9 of uncertain tax benefits that would positively impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns for U.S. federal taxes, and for various state, local and international taxes, as applicable. The Company is no longer subject to U.S. federal income tax examination for years prior to 2002 and, with limited exceptions, for any state, local and international income tax examinations for years prior to 2003.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. Federal income tax return for 2003 and 2004, and a refund claim for 2002, in June 2005. As of March 31, 2007, the IRS had not proposed any material adjustments to the returns or refund claim as filed. The results of the audit and refund claim are awaiting approval from the Joint Committee on Taxation, which is expected later in 2007.

In late 2006, the German tax authorities commenced an examination of the Company’s German income tax returns for 2000-2004. As of March 31, 2007, no material adjustments to the returns had been proposed.

The Company believes that it is reasonably possible that the unrecognized tax benefits at March 31, 2007 may decrease by approximately $6.0 due to the completion of tax examinations and the expiration of statutes in several jurisdictions within 12 months of March 31, 2007.

The Company recognizes interest accrued, net of tax, related to unrecognized tax benefits and associated penalties as components of the income tax provision, as applicable. As of January 1, 2007, $5.2 of interest, net of tax of $2.9, and $0.5 of penalties had been accrued. Interest was computed on the difference between the tax provision recognized in accordance with FIN 48 and the amount reflected or expected to be reflected in the Company’s tax returns.

(5) Inventories

The principal categories of inventories are:

	March 31, 2007	December 31, 2006
Finished goods	$519.5	$503.3
Work in process	25.2	26.1
Raw materials	69.5	66.6

Total	$614.2	$596.0

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2007 and December 31, 2006 are as follows:

	Cost		Accumulated Amortization
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Amortizable intangible assets:
Patents	$15.9	$12.5	$4.6	$4.4
Licenses	14.8	14.4	3.6	3.2
Customer relationships	98.3	91.8	11.2	11.1
Technical knowledge	20.1	17.9	2.7	2.8
Other	13.2	13.1	10.6	9.9

Total amortizable intangible assets	$162.3	$149.7	$32.7	$31.4

Unamortizable intangible assets:
Goodwill	$409.2	$386.8	$25.6	$25.5
Trademarks and Trade names	15.9	15.3	9.4	7.6

Total unamortizable intangible assets	$425.1	$402.1	$35.0	$33.1

For the three months ended March 31, 2007, the Company recorded amortization expense of $3.0 related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $12.0 in 2007 and in each of the following four years.

The change in the net goodwill for the three months ended March 31, 2007 is as follows:

Balance at December 31, 2006	$361.3
Acquisitions	21.0
Impact of foreign currency exchange rates	1.3

Balance at March 31, 2007	$383.6

(7) Debt

Notes payable

In March 2007, the Company entered into a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At March 31, 2007, borrowings outstanding in USD were $73.1 at a weighted average interest rate of 2.70%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capital of no more than 55%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization as defined in the credit facility, were $1,337.7 and 29.6%, respectively.

In December 2006, the Company entered into a $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2011. The facility supports the Company’s commercial paper program. This $300.0 facility is an amendment of the $150.0 five-year committed facility originally expiring on February 23, 2010, which the Company affected by exercising its $150.0 expansion feature. At March 31, 2007 and December 31, 2006, the Company did not have any borrowings outstanding under these facilities. The facility originally expiring on February 23, 2010 was entered into in February 2005 as part of a $300.0 credit agreement. This credit agreement also included access to a $150.0 three-year term loan. Borrowings under the term loan due February 23, 2008 are classified as Medium-Term Notes under Long-Term Debt and included in current maturities. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,337.7 and 29.6%, respectively, at March 31, 2007.

At March 31, 2007, $117.2 of commercial paper was outstanding with a weighted average interest rate of 5.29%. At December 31, 2006, $146.0 of commercial paper was outstanding with a weighted average interest rate of 5.32%.

On March 15, 2006, Sigma-Aldrich Korea Limited entered into a short-term credit facility denominated in Korean Won expiring on June 7, 2007. The total commitment converted into U.S. Dollars (USD) was $21.2 at March 31, 2007. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At March 31, 2007, borrowings outstanding in USD were $16.4 at an average interest rate of 5.69%. At December 31, 2006, borrowings outstanding in USD were $18.4 at an average interest rate of 5.49%.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into USD of $17.4 at March 31, 2007. Borrowings outstanding by the Company under these various facilities were $8.2 and $6.7, with a weighted average interest rate of 2.98% and 0.7% at March 31, 2007 and December 31, 2006, respectively.

Long-term debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	120.0	120.0
Medium-Term Loans, due December 20, 2007-2008	17.8	35.6
Other	10.8	0.2

Total	348.6	355.8
Less – Current maturities	(138.4)	(17.9)

	$210.2	$337.9

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a consolidated ratio of debt to total capitalization of no more than 55% and the aggregate amount of all consolidated priority debt be no more than 30% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 7.687% Senior Notes, $1,337.7, 29.6% and 8.6%, respectively, at March 31, 2007.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a consolidated ratio of debt to total capitalization of no more than 60% and that the aggregate amount of all consolidated priority debt be no more than 30% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 5.11% Senior Notes, 27.9% and 8.0%, respectively, at March 31, 2007.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings outstanding under the three-year term were $120.0 at March 31, 2007 and December 31, 2006, respectively. The Company may pay off all or a portion of the term loans outstanding prior to maturity without penalty. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company’s credit ratings. At March 31, 2007, the weighted average interest rate on these notes was 5.65%. At December 31, 2006, the weighted average interest rate on these notes was 5.68%.

The Medium-Term Loans due December 20, 2007–2008 were issued under the terms of a credit agreement dated December 15, 2005 between Sigma-Aldrich (Switzerland) Holding AG and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60.0. The Loans bear interest at varying rates based upon the applicable Swiss LIBOR rate for the relevant interest period plus an incremental margin based upon the Company’s credit rating. Borrowings outstanding under this credit agreement at March 31, 2007 and December 31, 2006 were $17.8 and $35.6, respectively. At March 31, 2007, the weighted average interest rate on these notes was 2.31%. At December 31, 2006, the weighted average interest rate on these notes was 2.19%.

The Company has provided a guarantee for the full $17.8 amount of these Medium-Term Loans of the wholly-owned Swiss subsidiary, as well as for the $16.4 outstanding borrowings from the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor these guarantees. The borrowings under these guarantees are reflected in the consolidated financial statements.

The Medium-Term Notes and Medium-Term Loans contain financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in these credit facilities, were $1,337.7 and 29.6%, respectively, at March 31, 2007.

On February 12, 2007, the Company purchased all outstanding shares of Epichem Group Limited (Epichem). The Company has the equivalent of $13.8 of total borrowings outstanding related to this acquisition at March 31, 2007, including debt of $6.9 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This debt bears interest of 5.25% and is due February 2009.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.5 and $5.8 for the three months ended March 31, 2007 and 2006, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2007	2006
Weighted average shares
Basic shares	131.8	134.3
Effect of dilutive securities	2.2	1.7

Diluted shares	134.0	136.0

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

For the three months ended March 31, 2007 and 2006, reported comprehensive income was $83.8 and $75.1, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2007	2006
Research Essentials	$98.8	$91.8
Research Specialties	189.3	168.8
Research Biotech	75.2	71.8
SAFC	132.6	110.7

Total	$495.9	$443.1

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.2 and $9.1 for the three months ended March 31, 2007 and 2006, respectively.

Geographic financial information is as follows:

	Three Months Ended March 31,
	2007	2006
Net sales to unaffiliated customers:
United States	$184.1	$179.9
United Kingdom	53.1	44.2
International	258.7	219.0

Total	$495.9	$443.1

	March 31, 2007	December 31, 2006
Long-lived assets:
United States	$444.7	$433.1
International	269.4	257.9

Total	$714.1	$691.0

(11) Share Repurchases

At March 31, 2007 and December 31, 2006, the Company had repurchased a total of 81.0 and 80.0 million shares, respectively, of an authorized repurchase of 90 million shares. There were 131.3 million shares outstanding as of March 31, 2007. The Company expects to acquire the remaining 9.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended March 31, 2007 and 2006 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2007	2006	2007	2006	2007	2006
Service cost	$1.4	$1.3	$2.1	$1.7	$0.3	$0.3
Interest cost	1.3	1.2	1.5	1.3	0.5	0.6
Expected return on plan assets	(1.9)	(1.7)	(1.8)	(1.6)	—	—
Amortization	0.5	0.5	0.4	0.3	(0.3)	(0.2)

Net periodic benefit cost	$1.3	$1.3	$2.2	$1.7	$0.5	$0.7

The Company is not required to, but does expect to make a contribution of $3.4 to the U.S. pension plan in 2007. The Company contributed $1.0 to its International pension plans for the three months ended March 31, 2007. In total, the Company expects to contribute approximately $7.5 to its defined benefit pension plans in 2007.

The Company’s post-retirement benefit expense was reduced by $0.1 and $0.5 for the three months ended March 31, 2007 and 2006, respectively, as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.0 and $1.9 for the three months ended March 31, 2007 and 2006, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2007.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 42 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The first phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The Company has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in research funding, (6) changes in worldwide tax rates or tax benefits from domestic and international operations, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake any obligation to update these forward-looking statements.

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Organic sales growth data presented herein excludes currency, and where indicated, acquisition impacts. While the Company is able to report currency impacts after the fact, it are unable to estimate changes that may occur later in 2007 to applicable exchange rates and are thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2007 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes is ongoing and/or comparable operating results excluding currency impacts and certain other items including the sales benefit from acquisitions and the related inventory purchase accounting charge. The Company excludes these other items in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Reported sales increased 11.9% in the first quarter of 2007 to a new quarterly record of $495.9 in net sales from $443.1 in the first quarter of 2006. Organic sales growth for the first three months of 2007, excluding currency impact and the contribution from the acquisition of Epichem, Ltd. (Epichem), was 6.6%. The impact of currency increased otherwise reportable growth by 4.1 percentage points. The acquisition of Epichem in February 2007 contributed 1.2 percentage points to sales growth. The Company believes its customer centric focus enabled all business units to show growth over prior results, with three of the four business units, representing 85% of revenue, meeting or exceeding their long-term organic sales growth targets. The Company enhanced its SAFC Hi-Tech business with the addition of Epichem, adding $40 in annualized revenue to the existing $20 base and gaining access to leading manufacturers in the semiconductor and electronics industries.

Reported sales growth, currency impacts, increases in sales due to the acquisition of Epichem, and the adjusted sales growth were as follows, compared to the same periods in 2006:

	Three Months Ended March 31, 2007
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	7.6%	4.0%	—%	3.6%
Research Specialties	12.1%	4.4%	—%	7.7%
Research Biotech	4.7%	3.5%	—%	1.2%
SAFC	19.8%	4.2%	4.9%	10.7%
Total	11.9%	4.1%	1.2%	6.6%

Research Essentials currency adjusted sales growth in the first quarter of 2007 reflects a 3.6% increase over the same period in 2006. Overall organic sales growth in the first quarter of 2007 remained consistent with the 4% long-term sales growth goal for this business and the 3.8% organic growth achieved for all of 2006. Sales grew in most major customer segments. Pharmaceutical demand improved in the U.S., while sales to academic customers in both the U.S. and Europe were largely stable. Low double-digit sales gains in CAPLA markets (China, Asia Pacific and Latin America) also contributed to growth.

Research Specialties currency adjusted sales growth in the first quarter of 2007 was 7.7%. This unit’s strong performance enabled it to exceed its long-term 6% organic growth target. Improvements in product availability, particularly as a result of building inventories late last year in CAPLA markets, contributed to its results. In addition, promising new products with demonstrated potential and improved target marketing of our broad product offering via catalogs, focused and more frequent campaigns and the Internet all benefited this unit’s growth.

Research Biotech currency adjusted sales growth in the first quarter of 2007 was 1.2%. Continued strong sales growth to pharmaceutical customers was dampened by flat sales to academic accounts and continued softness in synthetic DNA product sales. Slower than anticipated acceptance of new and innovative products continued to affect this unit’s ability to achieve its 10% long-term organic growth expectation in the short term. Efforts to improve recent growth results include six new product announcements in the first quarter of 2007, additions to our “white coat selling “ sales force and the use of our process improvement methodology to test and add new selling techniques to accelerate the rate of customer acceptance of our new products and platform technologies.

SAFC currency adjusted sales growth was 10.7% for the first quarter of 2007. SAFC achieved organic growth in excess of the unit’s 10% long-term growth goal for the second successive quarter. Strong demand for custom pharmaceutical products and continued benefits from the February 2006 repositioning of the Supply Solutions business more than offset weaker demand for industrial cell culture products. Organic growth in CAPLA markets exceeded 50%. The May 2006 addition of Iropharm’s custom chemical synthesis business and the August 2006 acquisition of Pharmorphix’ solid-form research services also made small contributions to this unit’s first quarter 2007 growth. Booked orders for future delivery, one partial indicator of future sales results, increased significantly to a new all-time high.

Ongoing efforts to enhance our award winning website and further increase customer usage boosted e-commerce Research Sales (for Research Essentials, Research Specialties and Research Biotech) to 39% of total worldwide Research Sales in the first quarter of 2007, up from 36% in the fourth quarter of 2006, significantly exceeding earlier expectations for a ratable quarterly increase to achieve 40% of Research Sales from e-commerce orders by the end of 2007.

Efforts to grow sales in the CAPLA markets at a faster pace and boost their overall contribution to 25% of total Company sales by 2010 led to reported and organic first quarter sales increases of 18.0% and 15.3%, respectively, with currency and the Epichem acquisition contributing 0.9 percentage points and 1.8 percentage points, respectively, to the organic growth. Sales in these markets provided approximately 19.0% of total Company sales, a one-percentage point improvement from the first quarter of 2006 level. Continued emphasis in the developing markets of China and India provided reported and currency adjusted sales growth of approximately 50% in each country for the first quarter of 2007. Currency adjusted sales in Brazil grew 31% (reported growth of 36%) in the first quarter of 2007.

Reported diluted net income per share for the first quarter of 2007 increased by 14.3% to $.56 from $.49 in 2006. Currency added $.05 to diluted net income per share for the first quarter of 2007. The diluted net income per share for the first quarter of 2006 included an inventory purchase accounting charge of $.01. The effective tax rate of 30.3% in the first quarter of 2007 is improved from the effective tax rate of 32.1% in the first quarter of 2006, reflecting a lower level of international taxes and the reinstatement of U.S. R&D tax credits in the fourth quarter of 2006, partially offset by the expiration of U.S. export tax benefits at the end of 2006.

Gross profit for the three months ended March 31, 2007 and 2006 was $254.4 and $228.8, respectively, representing 51.3% and 51.6% of net sales, respectively.

The following table reflects the significant contributing factors to the net change in gross margin for the three months ended March 31, 2007, as a percentage of sales compared to the same periods in 2006:

Contributing Factors	Three Months Ended March 31, 2007
Absence of inventory purchase accounting charge	0.7%
Unfavorable product mix	(0.4)
Favorable pricing	0.7
Higher unit sales volume	0.7
Higher manufacturing and distribution costs	(2.4)
Lower margin acquired business	(0.5)
Favorable currency impact	0.8
Other impacts	0.1

Net decline in gross margin as a percentage of sales	(0.3)%

Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $126.9 and $112.5, respectively, representing 25.6% and 25.4% of net sales, respectively. Selling, general and administrative expenses increased 0.2% as a percentage of sales. During the quarter there was a 6% increase in sales staff and other technical staff additions to enhance the web site’s performance. Sales staff increases were centered in Research Biotech and SAFC.

Research and development expenses were $14.1 and $13.0 for the three months ended March 31, 2007 and 2006, respectively, representing 2.8% and 2.9% of net sales, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Net interest expense was $5.9 and $5.3 for the three months ended March 31, 2007 and 2006, respectively. The increase in net interest expense is due to increased levels of debt for acquisitions and share repurchases in 2007 and a higher weighted average interest rate than in 2006.

Net income for the quarter ended March 31, 2007 of $74.9 was higher than net income of $66.5 for the quarter ended March 31, 2006 due to the items mentioned above, primarily the increase in sales offset by a modest decrease in gross margin and a slight increase in selling, general and administrative expenses as a percentage of sales. The improvement in the effective tax rate also benefited net income.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value for financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company currently discloses fair value information, as required, about its derivatives and debt on an annual basis. The Company is in the process of assessing the impact of SFAS 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that are currently permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement. The new measurement date requirement is not effective until fiscal years ending after December 15, 2008. The Company is in the process of assessing the impact of the SFAS 158 measurement date requirement on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits companies an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact of SFAS 159 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in):

Operating activities	$87.6	$56.8
Investing activities	(65.4)	(20.8)
Financing activities	(24.4)	(17.5)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2007 increased $30.8 compared to the same period of 2006. This increase results primarily from increased net income from operations and net changes in income taxes. Operating cash inflows were partially offset by an increase in inventories. Inventory months on hand improved to 7.4 months at March 31, 2007 from 7.6 months at December 31, 2006. Accounts receivable days sales outstanding at March 31, 2007 remained at 50 days, equivalent to the December 31, 2006 level.

Investing Activities

Cash used in investing activities was $65.4 and $20.8 for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily due to cash used for the Epichem acquisition of $45.0. Capital expenditures were $20.1 and $13.8 for the three months ended March 31, 2007 and 2006, respectively. 2007 capital expenditures included the expansion of production facilities in Wisconsin and Missouri. The Company anticipates that capital spending will be approximately $80.0 during 2007.

Financing Activities

For the three months ended March 31, 2007, the Company’s financing activities used cash of $24.4 compared to $17.5 for the same period of 2006. Cash used in the payment of dividends was $15.1 and $14.1 for the three months ended March 31, 2007 and 2006, respectively. Cash paid for treasury stock purchases was $41.7 and $32.4 for the three months ended March 31, 2007 and 2006, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $41.2 and $52.9 for the three months ended March 31, 2007 and 2006, respectively. Cash receipts from the exercise of stock options were $7.6 and $5.3 for the three months ended March 31, 2007 and 2006, respectively.

In March 2007, the Company entered into a $200.0 multi-currency seven-year revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At March 31, 2007, borrowings outstanding in U.S. dollars under this facility were $73.1 at a weighted average interest rate of 2.70%.

The acquisition of Epichem in February 2007 added $13.8 of total borrowings, including debt of $6.9 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This debt bears interest of 5.25% and is due February 2009.

Long-term debt at March 31, 2007 was $210.2 compared to $337.9 at December 31, 2006. Consolidated total debt as a percentage of total capitalization was 27.9% and 27.2% at March 31, 2007 and December 31, 2006, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements.

Share Repurchases

At March 31, 2007 and December 31, 2006, the Company had repurchased a total of 81.0 and 80.0 million shares, respectively of an authorized repurchase of 90 million shares. There were 131.3 million shares outstanding as of March 31, 2007. The Company expects to acquire the remaining 9.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At March 31, 2007, the Company had $117.2 of commercial paper outstanding and other short-term debt of $236.1 with maturities of less than one year. The Company had long-term borrowings with maturities over one year of $210.2, for a total increase in all outstanding debt of $36.6 from December 31, 2006.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2007.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 42 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The first phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The Company has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The principal forward currency exchange contracts are for the British pound, Euro, Swiss franc, Japanese yen and Canadian dollar. These contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months. The counterparties to the contracts are large, reputable commercial banks and, accordingly, the Company expects all counterparties to meet their obligations.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2007 – Jan 31, 2007	—	—	80.0	10.0
Feb 1, 2007 – Feb 28, 2007	0.8	$41.97	80.8	9.2
Mar 1, 2007 – Mar 31, 2007	0.2	$40.64	81.0	9.0

Total	1.0	$41.71	81.0	9.0

On each of November 11, 2003 and August 9, 2006, the Board of Directors authorized the repurchase of an additional 10 million shares, bringing the total repurchase authorization to 90 million shares after the August 9, 2006 approval. Purchases pursuant to the 2003 repurchase authorization were completed during the three months ended March 31, 2007. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Item 6.	Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

   (b) By-Laws, as amended—Incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2006, Commission File number 0-8135.

4 (a) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10 (a) U.S. $200,000,000 Facility Agreement, dated as of March 13, 2007 with Certain Subsidiaries of Sigma-Aldrich Corporation and a syndicate of banks. – Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 14, 2007, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By:	/s/ Karen J. Miller	May 1, 2007
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)