Form 10-Q
period 2007-06-30
SIGMA ALDRICH CORP
filed 2007-08-08
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 130,570,067 shares of the Company's $1.00 par value common stock outstanding on June 30, 2007.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$507.5	$448.5	$1,003.4	$891.6
Cost of products sold	247.0	214.0	488.5	428.3

Gross profit	260.5	234.5	514.9	463.3
Selling, general and administrative expenses	130.3	117.7	257.2	230.2
Research and development expenses	14.5	13.4	28.6	26.4
Interest, net	5.8	6.3	11.7	11.6

Income from operations before income taxes	109.9	97.1	217.4	195.1
Provision for income taxes	30.2	26.8	62.8	58.3

Net income	$79.7	$70.3	$154.6	$136.8

Net income per share – Basic	$0.61	$0.53	$1.18	$1.03

Net income per share – Diluted	$0.60	$0.52	$1.16	$1.01

Weighted average number of shares outstanding – Basic	130.8	133.2	131.3	133.7

Weighted average number of shares outstanding – Diluted	133.2	135.1	133.6	135.6

Dividends per share	$0.115	$0.105	$0.23	$0.21

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190.1	$173.8
Accounts receivable, less allowance for doubtful accounts of $4.6 and $4.7, respectively	295.2	248.0
Inventories	634.3	596.0
Deferred taxes	57.6	49.6
Other current assets	49.2	45.5

Total current assets	1,226.4	1,112.9

Property, plant and equipment, net of accumulated depreciation of $771.9 and $729.5, respectively	667.1	645.1
Goodwill, net	403.7	361.3
Intangibles, net	138.6	126.0
Other assets	106.2	89.0

Total assets	$2,542.0	$2,334.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$377.9	$189.0
Accounts payable	107.6	97.2
Accrued payroll and payroll taxes	45.2	47.4
Accrued income taxes	42.9	48.6
Other accrued expenses	83.8	60.4

Total current liabilities	657.4	442.6

Long-term debt	209.0	337.9
Deferred post-retirement benefits	38.7	38.5
Deferred taxes	40.8	48.1
Other liabilities	101.2	56.3

Total liabilities	1,047.1	923.4

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 130.6 and 132.0 shares outstanding at June 30, 2007 and December 31, 2006, respectively	201.8	201.8
Capital in excess of par value	92.7	79.1
Common stock in treasury, at cost, 71.2 and 69.8 shares at June 30, 2007 and December 31, 2006, respectively	(1,448.0)	(1,375.4)
Retained earnings	2,552.7	2,424.7
Accumulated other comprehensive income	95.7	80.7

Total stockholders’ equity	1,494.9	1,410.9

Total liabilities and stockholders’ equity	$2,542.0	$2,334.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$154.6	$136.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	43.8
Deferred income taxes	(36.8)	(23.7)
Stock-based compensation expense	10.3	6.8
Other	5.8	2.2
Changes in assets and liabilities:
Increase in accounts receivable	(37.2)	(37.8)
Increase in inventories	(20.4)	(11.6)
Increase in accrued income taxes	24.7	8.4
Other	12.9	9.4

Net cash provided by operating activities	162.3	134.3

Cash flows from investing activities:
Property, plant and equipment additions	(36.4)	(30.8)
Proceeds from sale of equipment	1.0	2.4
Acquisitions of businesses, net of cash acquired	(69.1)	(0.9)
Other, net	7.5	(10.8)

Net cash used in investing activities	(97.0)	(40.1)

Cash flows from financing activities:
Net issuance of short-term debt	66.2	114.5
Repayment of long-term debt	(19.6)	(49.7)
Payment of dividends	(30.1)	(28.0)
Treasury stock purchases	(84.5)	(86.2)
Exercise of stock options	13.6	15.9
Excess tax benefits from stock-based payments	2.9	1.8

Net cash used in financing activities	(51.5)	(31.7)

Effect of exchange rate changes on cash	2.5	4.8

Net change in cash and cash equivalents	16.3	67.3

Cash and cash equivalents at January 1	173.8	98.6

Cash and cash equivalents at June 30	$190.1	$165.9

Supplemental disclosures of cash flow information:
Income taxes paid	$64.7	$65.9
Interest paid, net of capitalized interest	15.8	15.1

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

In May 2007, FASB issued Staff Position on FASB Interpretation No. 48 (FSP FIN 48-1), which amended FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of

Financial Accounting Standards No. 109” (FIN 48), to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority will examine or re-examine the tax position. FSP FIN 48-1 is to be retroactively applied to the initial adoption of FIN 48. FSP FIN 48-1 was posted on May 2, 2007 and is therefore effective for transactions or arrangements entered into after the beginning of the first fiscal quarter following the posting of FSP FIN 48-1 to the FASB web site. The Company does not expect the initial adoption of FIN 48 to be materially changed by FSP FIN 48-1.

(4) Uncertainty in Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of adoption, the Company decreased its liability related to unrecognized tax positions by $3.5 with the offset to retained earnings resulting in a balance of $33.5 of unrecognized tax benefits in the consolidated financial statements as of January 1, 2007. Included in unrecognized tax benefits as of January 1, 2007 are $22.9 of uncertain tax benefits that would positively impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns for U.S. federal taxes, and for various state, local and international taxes, as applicable. The Company is no longer subject to U.S. federal income tax examination for years prior to 2005 and, with limited exceptions, for any state, local and international income tax examinations prior to 2003.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. Federal income tax return for 2003 and 2004, and a refund claim for 2002, in June 2005. In May 2007, the Company received notification from the Congressional Joint Committee on Taxation that the examination results proposed by the Internal Revenue Service were accepted. As a result, the Company reduced its unrecognized tax benefits by $3.8 and reduced interest accrued, net of tax, by $0.7 which resulted in the recognition of a $4.5 income tax benefit in the second quarter of 2007.

Additional unrecognized tax benefits were established in the second quarter of 2007 that partially offset the income tax benefit described above.

In late 2006, the German tax authorities commenced an examination of the Company’s German income tax returns for 2000-2004. As of June 30, 2007, no material adjustments to the returns had been proposed.

The Company believes that it is reasonably possible that the unrecognized benefits at June 30, 2007 may decrease by approximately $2.9 due to the completion of examinations and the expiration of statutes in several jurisdictions within 12 months of June 30, 2007.

The Company recognizes interest accrued, net of tax, and penalties related to unrecognized tax benefits as components of our income tax provision as applicable. As of the adoption date, the Company has accrued $5.2 of interest, net of tax of $2.9, and $0.5 of penalties. Interest was computed on the difference between the tax provision recognized in accordance with FIN 48 and the amount reflected or expected to be reflected in the Company’s tax returns.

(5) Inventories

The principal categories of inventories are:

	June 30, 2007	December 31, 2006
Finished goods	$531.7	$503.3
Work in process	25.5	26.1
Raw materials	77.1	66.6

Total	$634.3	$596.0

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2007 and December 31, 2006 are as follows:

	Cost		Accumulated Amortization
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Amortizable intangible assets:
Patents	$16.4	$12.5	$4.9	$4.4
Licenses	14.9	14.4	3.9	3.2
Customer relationships	101.3	91.8	12.7	11.1
Technical knowledge	21.7	17.9	3.1	2.8
Other	13.1	13.1	10.8	9.9

Total amortizable intangible assets	$167.4	$149.7	$35.4	$31.4

Unamortizable intangible assets:
Goodwill	$430.2	$386.8	$26.5	$25.5
Trademarks and Trade names	16.0	15.3	9.4	7.6

Total unamortizable intangible assets	$446.2	$402.1	$35.9	$33.1

For the three months and six months ended June 30, 2007, the Company recorded amortization expense of $2.7 and $5.7, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.5 in 2007 and in each of the following four years.

The change in the net goodwill for the six months ended June 30, 2007 is as follows:

Balance at December 31, 2006	$361.3
Acquisitions	38.2
Impact of foreign currency exchange rates	4.2

Balance at June 30, 2007	$403.7

(7) Debt

Notes payable

In March 2007, the Company entered into a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At June 30, 2007, borrowings outstanding in U.S. dollars (USD) were $72.9 at a weighted average interest rate of 2.90%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capital of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,367.9 and 30.0%, respectively at June 30, 2007.

In December 2006, the Company entered into a $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2011. The facility supports the Company’s commercial paper program. At June 30, 2007 and December 31, 2006, the Company did not have any borrowings outstanding under this facility. The facility originally expiring on February 23, 2010 was entered into in February 2005 as part of a $300.0 credit agreement. This credit agreement also included access to a $150.0 three-year term loan. Borrowings under the term loan due February 23, 2008 are classified as Medium-Term Notes under Long-Term Debt and are included in current maturities. The facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55.0%. The Company's consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,367.9 and 30.0%, respectively, at June 30, 2007.

At June 30, 2007, $147.1 of commercial paper was outstanding at a weighted average interest rate of 5.31%. At December 31, 2006, $146.0 of commercial paper was outstanding at a weighted average interest rate of 5.32%.

On March 15, 2006, Sigma-Aldrich Korea Limited entered into a short-term credit facility denominated in Korean Won expiring on September 7, 2007. The total commitment converted into USD was $21.6 at June 30, 2007. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At June 30, 2007, borrowings outstanding in USD were $15.1 at an average interest rate of 5.69%. At December 31, 2006, borrowings outstanding in USD were $18.4 at an average interest rate of 5.49%.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into U.S. dollars of $14.0 at June 30, 2007. Borrowings outstanding by the Company under these various facilities were $4.8 and $6.7, with a weighted average interest rate of 1.1% and 0.7% at June 30, 2007 and December 31, 2006, respectively.

Long-term debt

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	120.0	120.0
Medium-Term Loans, due December 20, 2007-2008	17.7	35.6
Other	9.3	0.2

Total	347.0	355.8
Less – Current maturities	(138.0)	(17.9)

	$209.0	$337.9

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a consolidated ratio of debt to total capitalization of no more than 55% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company's consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 7.687% Senior Notes, $1,367.9, 30.0% and 8.1%, respectively, at June 30, 2007.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a consolidated ratio of debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 5.11% Senior Notes, 28.2% and 7.4%, respectively, at June 30, 2007.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings outstanding under the three-year term were $120.0 at June 30, 2007 and

December 31, 2006, respectively. The Company may pay off all or a portion of the term loans outstanding prior to maturity without penalty. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company's credit ratings. At June 30, 2007, the weighted average interest rate on these notes was 5.60%. At December 31, 2006, the weighted average interest rate on these notes was 5.68%.

The Medium-Term Loans due December 20, 2007–2008 were issued under the terms of a credit agreement dated December 15, 2005 between Sigma-Aldrich (Switzerland) Holding AG and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60.0. The Loans bear interest at varying rates based upon the applicable Swiss LIBOR rate for the relevant interest period plus an incremental margin based upon the Company's credit rating. Borrowings outstanding under this credit agreement at June 30, 2007 and December 31, 2006 were $17.7 and $35.6, respectively. At June 30, 2007, the weighted average interest rate on these notes was 2.31%. At December 31, 2006, the weighted average interest rate on these notes was 2.19%.

The Company has provided a guarantee for the full $17.7 amount of these Medium-Term Loans of the wholly-owned Swiss subsidiary, as well as for the $15.1 outstanding borrowings from the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor these guarantees. The borrowings under these guarantees are reflected in the consolidated financial statements.

The Medium-Term Notes and Medium-Term Loans contain financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in these credit facilities, were $1,367.9 and 30.0%, respectively, at June 30, 2007.

On February 12, 2007, the Company purchased all outstanding shares of Epichem Group Limited (Epichem). The Company has the equivalent of $9.2 of total borrowings outstanding related to this acquisition at June 30, 2007, including debt of $7.0 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This debt bears interest of 5.25% and is due February 2009.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.2 and $7.1 for the three months ended June 30, 2007 and 2006, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $14.7 and $12.9 for the six months ended June 30, 2007 and 2006, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares
Basic shares	130.8	133.2	131.3	133.7
Effect of dilutive securities	2.4	1.9	2.3	1.9

Diluted shares	133.2	135.1	133.6	135.6

(9) Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Comprehensive income refers to net income plus revenues, expenses, gains and losses that in conformity with accounting principles generally accepted in the United States of America are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the consolidated balance sheets, including cumulative translation adjustments, unrealized gains and losses, net of tax, on securities and pension and post-retirement benefit liability adjustments. For the Company, comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended June 30, 2007 and 2006, reported comprehensive income was $85.8 and $111.2, respectively. For the six months ended June 30, 2007 and 2006, reported comprehensive income was $169.6 and $186.3, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research Essentials	$95.9	$88.1	$194.7	$179.9
Research Specialties	185.6	164.1	374.9	332.9
Research Biotech	72.8	69.0	148.0	140.8
SAFC	153.2	127.3	285.8	238.0

Total	$507.5	$448.5	$1,003.4	$891.6

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.5 and $8.4 for the three months ended June 30, 2007 and 2006, respectively. These sales for the six months ended June 30, 2007 and 2006 were $12.7 and $17.5, respectively.

Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales to unaffiliated customers:
United States	$193.4	$178.6	$377.5	$358.5
United Kingdom	58.6	49.6	111.7	93.8
International	255.5	220.3	514.2	439.3

Total	$507.5	$448.5	$1,003.4	$891.6

	June 30, 2007	December 31, 2006
Long-lived assets:
United States	$448.9	$433.1
International	256.0	257.9

Total	$704.9	$691.0

(11) Share Repurchases

At June 30, 2007 and December 31, 2006, the Company had repurchased a total of 82.0 and 80.0 million shares, respectively, of an authorized repurchase of 90 million shares. There were 130.6 million shares outstanding as of June 30, 2007. The Company expects to acquire the remaining 8.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended June 30, 2007 and 2006 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2007	2006	2007	2006	2007	2006
Service cost	$1.3	$1.3	$2.2	$1.7	$0.3	$0.3
Interest cost	1.2	1.3	1.6	1.3	0.6	0.5
Expected return on plan assets	(1.8)	(1.7)	(1.9)	(1.6)	—	—
Amortization	0.3	0.5	0.3	0.3	(0.2)	(0.1)

Net periodic benefit cost	$1.0	$1.4	$2.2	$1.7	$0.7	$0.7

The components of the net periodic benefit costs for the six months ended June 30, 2007 and 2006 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2007	2006	2007	2006	2007	2006
Service cost	$2.7	$2.6	$4.3	$3.4	$0.6	$0.6
Interest cost	2.5	2.5	3.1	2.6	1.1	1.1
Expected return on plan assets	(3.7)	(3.4)	(3.7)	(3.2)	—	—
Amortization	0.8	1.0	0.7	0.6	(0.5)	(0.3)

Net periodic benefit cost	$2.3	$2.7	$4.4	$3.4	$1.2	$1.4

The Company is not required to, but does expect to make contributions of $3.4 to the U.S. pension plan in 2007. The Company contributed $2.0 to its International pension plans for the six months ended June 30, 2007. In total, the Company expects to contribute approximately $7.5 to its defined benefit pension plans in 2007.

The Company’s post-retirement medical benefit expense was reduced by $0.1 and $0.4 for the three months ended June 30, 2007 and 2006, respectively, and $0.2 and $0.9 for the six months ended June 30, 2007 and 2006, respectively, as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.1 and $2.0 for the three months ended June 30, 2007 and 2006, respectively, and $4.1 and $3.9 for the six months ended June 30, 2007 and 2006, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2007.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 50 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed a notice of interlocutory appeal staying further action on the case until the appeal has been resolved. The Company will answer the appeal and continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in millions, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (the ”Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, cost savings, process improvements, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations including the matters described in Note 4 of this Quarterly Report on Form 10-Q, (6) exposure to litigation in including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake any obligation to update these forward-looking statements.

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Organic sales growth data presented herein excludes currency, and where indicated, acquisition impacts. While the Company is able to report currency impacts after the fact, it is unable to estimate changes that may occur later in 2007 to applicable exchange rates and is thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2007 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of our sales denominated in foreign currencies.

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

Results of Operations

Reported sales increased 13.2% in the second quarter of 2007 to a new quarterly high of $507.5 in net sales from $448.5 in the second quarter of 2006. The reported sales gain for the first half of 2007 increased 12.5% to $1,003.4 from $891.6 for the same period in 2006. Organic sales growth for the second quarter and first half of 2007, excluding currency impacts in both periods and the contribution from the acquisition of Epichem, Ltd. (Epichem), was 7.3% and 6.9%, respectively, driven by the success of the ongoing implementation of the Company’s customer centric sales initiatives. The impact of changes in currency rates increased otherwise reportable growth in the second quarter of 2007 and the six months ended June 30, 2007 by 3.7 percentage points and 3.9 percentage points, respectively. The acquisition of Epichem in February 2007 contributed 2.2 percentage points to sales growth in the second quarter of 2007 and 1.7 percentage points to sales growth for the first half of 2007. Three of the Company’s four business units, representing 85% of total revenue, met or exceeded their long-term organic growth goals.

Reported sales growth, currency impact, increases in sales due to the acquisition of Epichem, and the adjusted sales growth for 2007, compared to the same periods in 2006, were as follows:

	Three Months Ended June 30, 2007
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	8.9%	3.5%	—%	5.4%
Research Specialties	13.1%	3.9%	—%	9.2%
Research Biotech	5.5%	3.3%	—%	2.2%
SAFC	20.3%	3.7%	7.6%	9.0%
Total	13.2%	3.7%	2.2%	7.3%

	Six Months Ended June 30, 2007
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	8.2%	3.8%	—%	4.4%
Research Specialties	12.6%	4.1%	—%	8.5%
Research Biotech	5.1%	3.4%	—%	1.7%
SAFC	20.1%	3.9%	6.3%	9.9%
Total	12.5%	3.9%	1.7%	6.9%

Research Essentials currency adjusted sales in the second quarter of 2007 reflected a 5.4% increase over the same period in 2006. Currency adjusted sales growth in the first half of 2007 for this unit was 4.4%. Sales to pharmaceutical accounts in the U.S. remained strong and sales to academic accounts showed noticeable improvement, particularly in the U.S. All key product groups benefited from increased demand during the second quarter of 2007, allowing this unit to meet its long-term organic growth target of 4% for the first six months of 2007 and exceed it for the second quarter of 2007.

Research Specialties currency adjusted sales growth in the second quarter of 2007 was 9.2%. Currency adjusted sales growth in the first six months of 2007 was 8.5% for this unit. This unit again exceeded its 6% long-term organic growth target in the second quarter of 2007. The Company believes improvements in product availability, particularly as a result of building inventories late last year in CAPLA (Canada, Asia Pacific and Latin America) markets, favorable response to new product offerings and the continued positive response to our Internet enhancements all contributed to more robust results. Improved academic demand in the second quarter of 2007 also benefited this unit’s growth.

Research Biotech currency adjusted sales growth in the second quarter and first half of 2007 was 2.2% and 1.7%, respectively. Continued strong sales growth in cell signaling and molecular biology products was dampened by softness in synthetic DNA sales. Modest improvement in sales growth in the second quarter of 2007 reflected improved spending by academic customers and our efforts to enhance growth by adding more sales specialists and expanding our product offering through internal development efforts and technology licenses. Slower than anticipated acceptance of new and innovative Research Biotech products continued to affect this unit’s quarterly sales growth and its ability to achieve its 10% long-term organic growth expectation in the short term.

SAFC adjusted sales growth excluding currency and acquisition impacts was 9.0% and 9.9%, respectively, for the second quarter of 2007 and for the six months ended June 30, 2007. Strong demand for custom pharmaceutical products and larger quantities of our catalog products continued. Demand for industrial cell culture products improved over results for the three prior quarters, matching strong demand in the second quarter of 2006. Reported sales growth for SAFC benefited from a full quarter of Epichem sales (acquired in February 2007). Booked orders for future delivery remained in line with the new all-time high achieved at March 31, 2007.

Ongoing efforts to enhance our award winning web site and further increase customer usage rates boosted e-commerce Research Sales (for Research Essentials, Research Specialties and Research Biotech) to 40% of consolidated Research sales in the second quarter of 2007, up from 39% in the first quarter of 2007. This result puts the Company ahead of earlier expectations to achieve 40% of Research Sales from e-commerce orders by year-end.

Efforts to grow sales in CAPLA markets at an ever faster pace and to boost their overall contribution to 25% of total Company sales by 2010 led to increases in reported and organic sales during the second quarter of 2007 of 17.6% and 12.0%, respectively, with the impact of the Epichem acquisition (2.8 percentage points) and currency (2.8 percentage points) explaining the difference. Sales in these markets accounted for approximately 19.0% of total Company sales during the second quarter of 2007, a one-percentage point improvement from the second quarter of 2006. Continued emphasis in the developing markets of India, China and Brazil provided reported sales growth ranging from 50.0% to 65.0% in these focus markets during the second quarter of 2007.

Reported diluted net income per share for the second quarter of 2007 increased by 15.4% to $.60 from $.52 in the second quarter of 2006. Currency added $.06 to diluted net income per share for the second quarter of 2007. The effective tax rate of 27.5% for the second quarter of 2007 was slightly improved as compared to the rate of 27.6% recorded for the second quarter of 2006. Reported diluted net income per share for the first six months of 2007 increased by 14.9% to $1.16 from $1.01. Currency added $.11 to diluted net income per share for the first six months of 2007. The diluted net income per share for the first six months of 2006 included an inventory purchase accounting charge of $.01. The effective tax rate of 28.9% for the six months ended June 30, 2007 decreased from the effective tax rate of 29.9% for the first six months of 2006. The effective tax rates in 2007 compared to 2006 reflect a lower level of international taxes in 2007, an increase in the U.S. manufacturing deduction and the reinstatement of R&D tax credits in the fourth quarter of 2006, partially offset by the expiration of U.S. export tax benefits at the end of 2006 and reduced tax audit benefits in 2007.

Gross profit for the three months ended June 30, 2007 and 2006 was $260.5 and $234.5, respectively, representing 51.3% and 52.3% of net sales, respectively. Gross profit for the six months ended June 30, 2007 was $514.9 and $463.3, respectively, representing 51.3% and 52.0% of net sales, respectively.

The following table reflects the significant contributing factors to the net change in gross margin for the three and six months ended June 30, 2007, respectively, as a percentage of sales compared to the same periods in 2006:

Contributing Factors	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Absence of JRH purchase accounting charges	—%	0.3%
Unfavorable product mix	(1.1)%	(0.7)%
Favorable pricing	0.6%	0.7%
Higher unit sales volume	0.9%	0.5%
Higher manufacturing and distribution costs	(1.9)%	(2.0)%
Lower margin acquired business	(0.8)%	(0.6)%
Favorable currency impact	1.2%	1.0%
Other	0.1%	0.1%

Net decline in gross margin as a percentage of sales	(1.0)%	(0.7)%

Selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 were $130.3 and $117.7, respectively, representing 25.7% and 26.2% of net sales, respectively. Selling, general and administrative expenses decreased 0.5% as a percentage of sales as compared to second quarter of 2006. During the second quarter, the impact of new sales positions added to support growth, particularly in Research Biotech, was more than offset by slower growth or modest declines in certain other operating expense levels which were individually insignificant but an overall collective benefit. Selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 were $257.2 and $230.2, respectively, representing 25.6% and 25.8% of net sales, respectively. No change in any individual category of operating expenses was significant for the six months ended June 30, 2007.

Research and development expenses were $14.5 and $13.4 for the three months ended June 30, 2007 and 2006, respectively, representing 2.9% and 3.0% of net sales, respectively. Research and development expenses were $28.6 and $26.4 for the six months ended June 30, 2007 and 2006, respectively. These expenses represented 2.9% and 3.0% for the six months ended June 30, 2007 and 2006, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Net interest expense was $5.8 and $6.3 for the three months ended June 30, 2007 and 2006, respectively. Net interest expense was $11.7 and $11.6 for the six months ended June 30, 2007 and 2006, respectively. The decrease in net interest expense for the second quarter is attributable to higher interest income. Interest expense for the six months ended June 30, 2007 is comparable to the same period in 2006. The weighted average interest rate for short-term borrowings at June 30, 2007 was 4.8% on borrowings of $377.9 as compared to a weighted average interest rate for short-term borrowings of 4.9% on borrowings of $334.7 at June 30, 2006. Long-term debt at June 30, 2007 was $209.0 at a weighted average interest rate of 6.3% compared to $255.6 at a weighted average interest rate of 5.8% at June 30, 2006.

In May 2007, the Company received notification from the Congressional Joint Committee on Taxation that the examination results proposed by the Internal Revenue Service were accepted. As a result, the Company reduced its unrecognized tax benefits by $3.8 and reduced interest accrued, net of tax, by $0.7 which resulted in the recognition of a $4.5 income tax benefit in the second quarter of 2007.

The effective tax rate for all of 2007 is expected to be in a range of 30-31% of pretax income. The second quarter of 2007 tax audit benefit, discussed in the preceding paragraph, is expected to be largely offset by a likely future adverse net effect of a revaluation of deferred tax assets to reflect new, lower statutory tax rates in Germany and other changes in international tax benefits over the final quarters of 2007.

Net income for the second quarter of 2007 increased to $79.7 as compared to net income of $70.3 for the quarter ended June 30, 2006 due to the items mentioned above, primarily the increase in sales and decrease in selling, general and administrative expenses as a percent of sales, partially offset by a decline in gross margin. Net income for the six months ended June 30, 2007 increased to $154.6 as compared to net income of $136.8 for the six months ended June 30, 2006 due to the items mentioned above, primarily the increase in sales and improvement in the effective tax rate.

After a thorough six month review of our supply chain, the Company has just launched an ambitious five-year project that is expected to improve service and enable us to expand margins through eight separate but complementary supply chain initiatives focused on improving how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. Benefits from this project are expected to begin in 2008, with financial results expected to be neutral to mildly accretive to earnings for 2008. Management expects annual pretax income benefits of $10 to $15 beginning as early as 2009, increasing in roughly ratable amounts to between $35 and $45 annually by 2012. Based on current shares outstanding, this could increase diluted earnings per share by $.05 to $.08 in 2009, increasing to $.18 to $.23 by 2012, and improve pretax and operating margins by as much as 1.5 percentage points when the full benefit of the project is realized. These benefits are above and beyond current expectations to generate $15 in annual pretax savings from process improvements, with the majority of the current $15 benefit level expected to be reinvested to support achieving revenue growth targets just as they have historically been reinvested.

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

In May 2007, FASB issued Staff Position on FASB Interpretation No. 48 (FSP FIN 48-1), which amended FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (FIN 48), to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position could be effectively settled on completion of an examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority will examine or re-examine the tax position. FSP FIN 48-1 is to be retroactively applied to the initial adoption of FIN 48. FSP FIN 48-1 was posted on May 2, 2007 and is therefore effective for transactions or arrangements entered into after the beginning of the first fiscal quarter following the posting of FSP FIN 48-1 to the FASB web site. The Company does not expect the initial adoption of FIN 48 to be materially changed by FSP FIN 48-1.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$162.3	$134.3
Investing activities	(97.0)	(40.1)
Financing activities	(51.5)	(31.7)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2007 increased $28.0 compared to the same period of 2006. This increase results primarily from increased net income from operations and net changes in income taxes. Operating cash inflows were partially offset by an increase in inventories.

Inventory months on hand improved slightly to 7.5 months at June 30, 2007 from 7.6 months at December 31, 2006. Accounts receivable days sales outstanding at June 30, 2007 were 51 days, a slight increase from 50 days at December 31, 2006.

Investing Activities

Cash used in investing activities was $97.0 and $40.1 for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily due to funding for acquisitions. Capital expenditures were $36.4 and $30.8 for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures for 2007 include the expansion of production facilities in Wisconsin and Missouri. Capital expenditures for 2006 included the expansion of a production facility in Wisconsin and construction of a new production facility in India. The Company anticipates that capital spending will be approximately $80.0 during 2007.

Financing Activities

For the six months ended June 30, 2007, the Company’s financing activities used cash of $51.5 compared to $31.7 for the same period of 2006. Cash used in the payment of dividends was $30.1 and $28.0 for the six months ended June 30, 2007 and 2006, respectively. Cash paid for treasury stock purchases was $84.5 and $86.2 for the six months ended June 30, 2007 and 2006, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $66.2 and $114.5 for the six months ended June 30, 2007 and 2006, respectively. No long-term debt was issued in 2007 or 2006; however, $19.6 and $49.7 was paid during the six months ended June 30, 2007 and June 30, 2006, respectively. Cash receipts from the exercise of stock options were $13.6 and $15.9 for the six months ended June 30, 2007 and 2006, respectively.

In March 2007, the Company entered into a $200.0 multi-currency seven-year revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At June 30, 2007, borrowings outstanding in U.S. dollars (USD) under this facility were $72.9 at a weighted average interest rate of 2.90%.

The acquisition of Epichem in February 2007 added $13.8 of total borrowings, including debt of $7.0 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This debt bears interest of 5.25% and is due February 2009. At June 30, 2007 borrowings outstanding related to this acquisition in USD were $9.2.

Long-term debt at June 30, 2007 was $209.0 compared to $337.9 at December 31, 2006. Consolidated total debt as a percentage of total capitalization was 28.2% and 27.2% at June 30, 2007 and December 31, 2006, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At June 30, 2007 and December 31, 2006, the Company had repurchased a total of 82.0 and 80.0 million shares, respectively, of an authorized repurchase of 90 million shares. There were 130.6 million shares outstanding as of June 30, 2007. The Company expects to acquire the remaining 8.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At June 30, 2007, the Company had $147.1 of commercial paper outstanding and other debt of $230.8 with maturities of less than one year. The Company had long-term borrowings over one year of $209.0, for a total increase in all outstanding debt of $60.0 from December 31, 2006.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2007.

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

In the other group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 293 lawsuits, of which 50 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed a notice of interlocutory appeal staying further action on the case until the appeal has been resolved. The Company will answer the appeal and continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims received through June 30, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the six months ended June 30, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2007 – Jan 31, 2007	—	—	80.0	10.0
Feb 1, 2007 – Feb 28, 2007	0.8	$41.97	80.8	9.2
Mar 1, 2007 – Mar 31, 2007	0.2	$40.67	81.0	9.0
Apr 1, 2007 – Apr 30, 2007	0.2	$42.42	81.2	8.8
May 1, 2007 – May 31, 2007	0.8	$42.81	82.0	8.0
Jun 1, 2007 – Jun 30, 2007	—	—	—	—

Total	2.0	$42.23	82.0	8.0

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

The Company held its annual Meeting of Shareholders on May 1, 2007. A vote of security holders was held which included the election of Directors and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for 2007.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Nina V. Fedoroff	117,015,111	1,623,665
David R. Harvey	117,242,563	1,396,212
W. Lee McCollum	113,366,502	5,272,274
Jai P. Nagarkatti	117,310,589	1,328,186
Avi M. Nash	117,838,897	799,878
William C. O’Neil, Jr.	111,841,983	6,796,792
Steven M. Paul	117,838,656	800,119
J. Pedro Reinhard	110,705,821	7,932,955
Timothy R. G. Sear	117,813,213	825,562
D. Dean Spatz	116,932,148	1,706,627
Barrett Toan	117,815,087	823,689

Following are the results of the vote for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for 2007:

For	Against	Abstain
116,799,129	441,548	1,398,098

Item 6.	Exhibits

(a)	Exhibits

3    (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

      (b) By-Laws, as amended – Incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2006, Commission File number 0-8135.

4    (a) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10  (a) First Amendment to Employment Agreement effective as of May 4, 2007 by and between Sigma-Aldrich Corporation and David R. Harvey – Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on May 4, 2007, Commission File Number 0-8135.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	August 8, 2007
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)