Form 10-Q
period 2007-09-30
SIGMA ALDRICH CORP
filed 2007-11-06
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

There were 130,022,370 shares of the Company's $1.00 par value common stock outstanding on September 30, 2007.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$503.2	$441.4	$1,506.6	$1,333.0
Cost of products sold	247.3	218.7	735.8	647.0

Gross profit	255.9	222.7	770.8	686.0
Selling, general and administrative expenses	128.3	112.9	385.5	343.1
Research and development expenses	15.0	13.2	43.6	39.6
Interest, net	5.8	6.5	17.5	18.1

Income before income taxes	106.8	90.1	324.2	285.2
Provision for income taxes	35.2	21.7	98.0	80.0

Net income	$71.6	68.4	$226.2	205.2

Net income per share – Basic	$0.55	.52	$1.73	1.54

Net income per share – Diluted	$0.54	.51	$1.70	1.52

Weighted average number of shares outstanding – Basic	130.2	132.2	130.9	133.2

Weighted average number of shares outstanding – Diluted	132.7	134.2	133.3	135.1

Dividends per share	$0.115	$0.105	$0.345	$0.315

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$202.8	$173.8
Accounts receivable, less allowance for doubtful accounts of $4.8 and $4.7, respectively	298.5	248.0
Inventories	658.6	596.0
Deferred taxes	54.4	49.6
Other current assets	47.8	45.5

Total current assets	1,262.1	1,112.9

Property, plant and equipment, net of accumulated depreciation of $800.1 and $729.5, respectively	671.6	645.1
Goodwill, net	416.1	361.3
Intangibles, net	140.0	126.0
Other assets	113.8	89.0

Total assets	$2,603.6	$2,334.3

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$359.9	$189.0
Accounts payable	103.5	97.2
Accrued payroll and payroll taxes	48.6	47.4
Accrued income taxes	48.0	48.6
Other accrued expenses	83.1	60.4

Total current liabilities	643.1	442.6

Long-term debt	207.2	337.9
Deferred post-retirement benefits	38.5	38.5
Deferred taxes	45.7	48.1
Other liabilities	103.3	56.3

Total liabilities	1,037.8	923.4

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 130.0 and 132.0 shares outstanding at September 30, 2007 and December 31, 2006, respectively	201.8	201.8
Capital in excess of par value	102.7	79.1
Common stock in treasury, at cost, 71.8 and 69.8 shares at September 30, 2007 and December 31, 2006, respectively	(1,487.3)	(1,375.4)
Retained earnings	2,609.3	2,424.7
Accumulated other comprehensive income	139.3	80.7

Total stockholders’ equity	1,565.8	1,410.9

Total liabilities and stockholders’ equity	$2,603.6	$2,334.3

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$226.2	$205.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.5	66.8
Deferred income taxes	(16.1)	(24.3)
Stock-based compensation expense	14.9	10.2
Other	6.1	5.7
Changes in assets and liabilities:
Increase in accounts receivable	(31.8)	(35.8)
Increase in inventories	(27.4)	(14.5)
Increase in accrued income taxes	25.6	4.8
Other	(0.6)	7.9

Net cash provided by operating activities	269.4	226.0

Cash flows from investing activities:
Property, plant and equipment additions	(53.0)	(47.2)
Proceeds from sale of equipment	1.0	2.5
Acquisitions of businesses, net of cash acquired	(67.6)	(15.2)
Other, net	(5.2)	(11.4)

Net cash used in investing activities	(124.8)	(71.3)

Cash flows from financing activities:
Net issuance of short-term debt	89.8	90.6
Repayment of long-term debt	(67.4)	(67.2)
Payment of dividends	(45.1)	(41.9)
Treasury stock purchases	(131.4)	(125.0)
Exercise of stock options	24.9	21.1
Excess tax benefits from stock-based payments	5.5	2.4

Net cash used in financing activities	(123.7)	(120.0)

Effect of exchange rate changes on cash	8.1	3.7

Net change in cash and cash equivalents	29.0	38.4

Cash and cash equivalents at January 1	173.8	98.6

Cash and cash equivalents at September 30	$202.8	$137.0

Supplemental disclosures of cash flow information:
Income taxes paid	$82.7	$86.9
Interest paid, net of capitalized interest	25.2	25.1

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

(4) Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109” (FIN 48) on January 1, 2007. As a result of adoption, the Company decreased its liability related to unrecognized tax positions by $3.5 with the offset to retained earnings resulting in a balance of $33.5 of unrecognized tax benefits in the consolidated financial statements as of January 1, 2007. Included in unrecognized tax benefits as of January 1, 2007 is $22.9 of uncertain tax benefits that would positively impact the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns for U.S. federal taxes, and for various state, local and international taxes, as applicable. The Company is no longer subject to U.S. federal income tax examination for years prior to 2005 and, with limited exceptions, for any state, local and international income tax examinations prior to 2003.

The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. Federal income tax return for 2003 and 2004, and a refund claim for 2002, in June 2005. In May 2007, the Company received notification from the Congressional Joint Committee on Taxation that the examination results proposed by the Internal Revenue Service were accepted. As a result, the Company reduced its liability for unrecognized tax benefits by $3.8 and reduced interest accrued, net of tax, by $0.7 which resulted in the recognition of a $4.5 income tax benefit in the second quarter of 2007.

Additional liabilities for unrecognized tax benefits were established in the second and third quarters of 2007 that partially offset the income tax benefit described above.

In late 2006, the German tax authorities commenced an examination of the Company’s German income tax returns for 2000-2004. As of September 30, 2007, no material adjustments to the returns have been proposed.

The Company believes that it is reasonably possible that the liabilities for unrecognized benefits at September 30, 2007 may decrease by approximately $5.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within 12 months of September 30, 2007.

The Company recognizes interest accrued, net of tax, and penalties related to unrecognized tax benefits as components of our income tax provision as applicable. As of the adoption date of FIN 48, the Company accrued $5.2 of interest, net of tax of $2.9, and $0.5 of penalties. Interest was computed on the difference between the tax provision recognized in accordance with FIN 48 and the amount reflected or expected to be reflected in the Company’s tax returns.

(5) Inventories

The principal categories of inventories are:

	September 30, 2007	December 31, 2006
Finished goods	$548.4	$503.3
Work in process	29.4	26.1
Raw materials	80.8	66.6

Total	$658.6	$596.0

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2007 and December 31, 2006 are as follows:

	Cost		Accumulated Amortization
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Amortizable intangible assets:
Patents	$16.7	$12.5	$5.3	$4.4
Licenses	19.0	14.4	4.2	3.2
Customer relationships	101.3	91.8	14.2	11.1
Technical knowledge	22.7	17.9	3.5	2.8
Other	12.2	13.1	11.2	9.9

Total amortizable intangible assets	$171.9	$149.7	$38.4	$31.4

Unamortizable intangible assets:
Goodwill	$442.3	$386.8	$26.2	$25.5

Trademarks and trade names	16.0	15.3	9.5	7.6

Total unamortizable intangible assets	$458.3	$402.1	$35.7	$33.1

For the three months and nine months ended September 30, 2007, the Company recorded amortization expense of $2.8 and $8.5, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2007 and in each of the following four years.

The change in the net goodwill for the nine months ended September 30, 2007 is as follows:

Balance at December 31, 2006	$361.3
Acquisitions	45.4
Impact of foreign currency exchange rates	9.4

Balance at September 30, 2007	$416.1

(7) Debt

Notes payable

In March 2007, the Company entered into a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At September 30, 2007, borrowings outstanding in U.S. dollars (USD) were $68.0 at a weighted average interest rate of 3.12%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capital of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,397.5 and 28.9%, respectively, at September 30, 2007.

In December 2006, the Company entered into a $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2011. The facility supports the Company’s commercial paper program. At September 30, 2007 and December 31, 2006, the Company did not have any borrowings outstanding under this facility. The facility originally expiring on February 23, 2010 was entered into in February 2005 as part of a $300.0 credit agreement. This credit agreement also included access to a $150.0 three-year term loan. Borrowings under this term loan due February 23, 2008 are classified as Medium-Term Notes under

Long-Term Debt and are included in current maturities. The facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55.0%. The Company's consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,397.5 and 28.9%, respectively, at September 30, 2007.

At September 30, 2007, $180.4 of commercial paper was outstanding at a weighted average interest rate of 5.08%. At December 31, 2006, $146.0 of commercial paper was outstanding at a weighted average interest rate of 5.32%.

On March 15, 2006, Sigma-Aldrich Korea Limited entered into a short-term credit facility denominated in Korean Won expiring on December 7, 2007. The total commitment converted into USD was $21.8 at September 30, 2007. The borrowings bear interest based on the Korean market rate plus an incremental margin based upon the Company’s credit rating. At September 30, 2007, borrowings outstanding in USD were $13.6 at an average interest rate of 6.07%. At December 31, 2006, borrowings outstanding in USD were $18.4 at an average interest rate of 5.49%.

The Company has provided a guarantee for the $13.6 outstanding borrowings under the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor this guarantee. The borrowings subject to this guarantee are reflected in the consolidated financial statements at September 30, 2007.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into U.S. dollars of $14.9 at September 30, 2007. Borrowings outstanding by the Company under these various facilities were $5.7 and $6.7, with a weighted average interest rate of 1.2% and 0.7% at September 30, 2007 and December 31, 2006, respectively.

Long-term debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	90.0	120.0
Medium-Term Loans, due December 20, 2007-2008	—	35.6
Other	9.4	0.2

Total	299.4	355.8
Less – Current maturities	(92.2)	(17.9)

	$207.2	$337.9

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a consolidated ratio of debt to total capitalization of no more than 55% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company's consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 7.687% Senior Notes, $1,397.5, 28.9% and 6.5%, respectively, at September 30, 2007.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a consolidated ratio of debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of consolidated total net worth were, as defined in the 5.11% Senior Notes, 26.6% and 5.8%, respectively, at September 30, 2007.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. Borrowings outstanding under the three-year term were $90.0 and $120.0 at September 30, 2007 and December 31, 2006, respectively. The Company may pay off all or a portion of the term loans outstanding prior to maturity without penalty. Borrowings under the Medium-Term Notes bear interest at various rates, including London Interbank Offered Rate (LIBOR), or an alternative base rate plus, in each case, an incremental margin based on the Company's credit ratings. At September 30, 2007, the weighted average interest rate on these notes was 5.41%. At December 31, 2006, the weighted average interest rate on these notes was 5.68%.

The Medium-Term Loans due December 20, 2007–2008 were issued under the terms of a credit agreement dated December 15, 2005 between Sigma-Aldrich (Switzerland) Holding AG and a syndicate of banks at an aggregate principal amount not to exceed the Swiss local currency equivalent of $60.0. These loans were fully paid on August 21, 2007. Borrowings outstanding under this credit agreement at December 31, 2006 were $35.6 at a weighted average interest rate of 2.19%.

The Medium-Term Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a consolidated ratio of debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in these credit facilities, were $1,397.5 and 28.9%, respectively, at September 30, 2007.

On February 12, 2007, the Company purchased all outstanding shares of Epichem Group Limited (Epichem). The Company has the equivalent of $9.7 of total borrowings outstanding related to this acquisition at September 30, 2007 with a weighted average interest rate of 4.96%. Included with these borrowings is $7.2 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This related party debt bears interest of 5.25% and is due February 2009. Epichem borrowings are reflected in the consolidated balance sheets at September 30, 2007 as $7.2 in long-term debt and $2.5 in notes payable and current maturities of long-term debt.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7.6 and $7.8 for the three months ended September 30, 2007 and 2006, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $22.3 and $20.7 for the nine months ended September 30, 2007 and 2006, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares
Basic shares	130.2	132.2	130.9	133.2
Effect of dilutive securities	2.5	2.0	2.4	1.9

Diluted shares	132.7	134.2	133.3	135.1

(9) Comprehensive Income

Comprehensive income combines net income and other comprehensive items. Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the consolidated balance sheets, including cumulative translation adjustments, unrealized gains and losses, net of tax, on securities and pension and post-retirement benefit liability adjustments. For the Company, the difference between net income and comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended September 30, 2007 and 2006, reported comprehensive income was $115.2 and $63.7, respectively. For the nine months ended September 30, 2007 and 2006, reported comprehensive income was $284.8 and $250.0, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research Essentials	$94.9	$87.4	$289.6	$267.3
Research Specialties	186.6	164.2	561.5	497.1
Research Biotech	72.7	65.4	220.7	206.2
SAFC	149.0	124.4	434.8	362.4

Total	$503.2	$441.4	$1,506.6	$1,333.0

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.8 and $9.2 for the three months ended September 30, 2007 and 2006, respectively. These sales for the nine months ended September 30, 2007 and 2006 were $19.5 and $26.7, respectively.

Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales to unaffiliated customers:
United States	$192.3	$179.4	$569.8	$537.9
United Kingdom	55.6	46.7	167.3	140.5
International	255.3	215.3	769.5	654.6

Total	$503.2	$441.4	$1,506.6	$1,333.0

	September 30, 2007	December 31, 2006
Long-lived assets:
United States	$461.9	$433.1
International	262.3	257.9

Total	$724.2	$691.0

(11) Share Repurchases

At September 30, 2007 and December 31, 2006, the Company had repurchased a total of 83.0 and 80.0 million shares, respectively, of an authorized repurchase of 90 million shares. There were 130.0 million shares outstanding as of September 30, 2007. The Company expects to acquire the remaining 7.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended September 30, 2007 and 2006 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2007	2006	2007	2006	2007	2006
Service cost	$1.4	$1.3	$2.2	$1.6	$0.2	$0.1
Interest cost	1.3	1.2	1.5	1.3	0.5	0.2
Expected return on plan assets	(1.9)	(1.7)	(1.9)	(1.6)	—	—
Amortization	0.4	0.5	0.4	0.4	(0.3)	(0.1)

Net periodic benefit cost	$1.2	$1.3	$2.2	$1.7	$0.4	$0.2

The components of the net periodic benefit costs for the nine months ended September 30, 2007 and 2006 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2007	2006	2007	2006	2007	2006
Service cost	$4.1	$3.9	$6.5	$5.0	$0.8	$0.7
Interest cost	3.8	3.7	4.6	3.9	1.6	1.3
Expected return on plan assets	(5.6)	(5.1)	(5.6)	(4.8)	—	—
Amortization	1.2	1.5	1.1	1.0	(0.8)	(0.4)

Net periodic benefit cost	$3.5	$4.0	$6.6	$5.1	$1.6	$1.6

The Company contributed $3.4 to its U.S. pension plan and $3.4 to its International pension plans for the nine months ended September 30, 2007. In total, the Company expects to contribute approximately $7.9 to its defined benefit pension plans in 2007.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.1 and $2.0 for the three months ended September 30, 2007 and 2006, respectively, and $6.2 and $5.9 for the nine months ended September 30, 2007 and 2006, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2007.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which will be submitted to the court for approval. The settlement would not be material to the Company’s consolidated financial statements.

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

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed a notice of interlocutory appeal staying further action on the case until the appeal has been resolved. The Company has answered the appeal and continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations including the matters described in Note 4 of this Quarterly Report on Form 10-Q, (6) exposure to litigation including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company does not undertake any obligation to update these forward-looking statements.

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

Results of Operations

Sales

Reported sales increased 14.0% in the third quarter of 2007 to $503.2 from $441.4 in the third quarter of 2006. The reported sales gain for the first nine months of 2007 increased 13.0% to $1,506.6 from $1,333.0 for the same period in 2006. Organic sales growth for the third quarter and first nine months of 2007, excluding currency impacts in both periods and the contribution from the acquisition of Epichem, Ltd. (Epichem), was 7.0% and 6.9%, respectively, driven by the success of the ongoing implementation of the Company’s customer centric sales initiatives. The impact of changes in currency rates increased otherwise reportable growth in the third quarter of 2007 and the nine months ended September 30, 2007 by 4.3 percentage points and 4.1 percentage points, respectively. The acquisition of Epichem in February 2007 contributed 2.7 percentage points to sales growth in the third quarter of 2007 and 2.0 percentage points to sales growth for the first nine months of 2007.

Reported sales growth, currency impact, increases in sales due to the acquisition of Epichem, and the adjusted (organic) sales growth for 2007, compared to the same periods in 2006, were as follows:

	Three Months Ended September 30, 2007
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	8.6%	4.2%	—%	4.4%
Research Specialties	13.6%	4.8%	—%	8.8%
Research Biotech	11.2%	4.0%	—%	7.2%
SAFC	19.8%	4.0%	9.7%	6.1%
Total	14.0%	4.3%	2.7%	7.0%

	Nine Months Ended September 30, 2007
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	8.3%	3.9%	—%	4.4%
Research Specialties	13.0%	4.4%	—%	8.6%
Research Biotech	7.0%	3.6%	—%	3.4%
SAFC	20.0%	4.0%	7.5%	8.5%
Total	13.0%	4.1%	2.0%	6.9%

Research Essentials currency adjusted sales in the third quarter of 2007 reflected a 4.4% increase over the same period in 2006. Currency adjusted sales growth in the first nine months of 2007 for this unit was also 4.4%. Overall organic sales growth in the third quarter of 2007 remained in line with first half 2007 results, with all key product groups benefiting from increased demand. Sales to pharmaceutical accounts in the U.S. remained strong and sales to U.S. academic accounts showed noticeable improvement for the second successive quarter. Creative solutions to provide lab essential products in CAPLA (Canada, Asia Pacific and Latin America) markets through improved product stocking and new relationships with local suppliers continued to provide above average growth in several Asia Pacific and Latin American countries.

Research Specialties currency adjusted sales growth in the third quarter of 2007 was 8.8%. Currency adjusted sales growth in the first nine months of 2007 was 8.6% for this unit. This unit continued its strong performance in the third quarter of 2007, enabling it to exceed its 6.0% long-term organic growth target for the fifth successive quarter. Stronger academic demand in the U.S. continued for the second successive quarter. Improved marketing efforts, such as combining the capabilities of Research Essentials and Research Specialties to leverage our customer centric approach and the addition of new tools to drive Internet promotions and interactions helped sales growth in all key geographic regions. Better product availability from intentional inventory increases and new supplier relationships in CAPLA markets continued to fuel double-digit organic growth for Research Specialties in these markets as well.

Research Biotech currency adjusted sales growth in the third quarter and first nine months of 2007 was 7.2% and 3.4%, respectively. Improved sales growth during the third quarter from that realized in the first six months of 2007 reflected stronger spending by academic customers, results from our addition of more sales specialists and the expansion of our product offerings through internal development efforts and technology licenses. Molecular biology product sales were particularly strong. Consistent pricing for synthetic DNA products in more recent quarters helped stabilize sales of these products for the third quarter of 2007.

SAFC adjusted sales growth excluding currency and acquisition impacts was 6.1% and 8.5%, respectively, for the third quarter of 2007 and for the nine months ended September 30, 2007. After achieving record sales of $153.2 in the second quarter of 2007, sales in the third quarter of 2007 remained very strong at $149.0. Results were driven by strong demand for custom pharmaceuticals products as well as improved performance for our Hitech products, due largely to the added capabilities of Epichem (acquired in February 2007). After stabilizing in the second quarter of 2007, demand for industrial cell culture products declined during the third quarter of 2007 from the same period in 2006, reflecting the variable quarterly results from this product group. Booked orders for future delivery for all SAFC products increased to a new all time high level.

Ongoing efforts to boost sales from web-based ordering through our industry-leading web site increased e-commerce Research Sales (Research Essentials, Research Specialties and Research Biotech) to 41% of worldwide Research sales in the third quarter of 2007, one full quarter ahead of our full year 2007 goal of 40%.

Efforts to grow sales in CAPLA markets at an even faster pace and to boost their overall contribution to 25% of total Company sales by 2010 led to reported and organic third quarter 2007 sales increases of 21.1% and 12.1%, respectively, compared to the same period in 2006. The impact of the Epichem acquisition was 3.4 percentage points and currency added 5.6 percentage points to organic sales growth to explain the difference. Sales in these markets provided approximately 20.0% of total Company sales during the third quarter of 2007, a one-percentage point improvement from the third quarter of 2006. Continued emphasis in the developing markets of India, China and Brazil provided reported sales growth ranging from approximately 25.0% to 60.0% in these focus markets during the third quarter of 2007.

Reported diluted net income per share

Reported diluted net income per share for the third quarter of 2007 increased by 5.9% to $.54 from $.51 in the third quarter of 2006. Currency added $.06 to diluted net income per share for the third quarter of 2007. This $.54 included a $.03 tax charge for the revaluation of deferred tax assets and liabilities to reflect tax rate changes in Europe effective in 2008. The reported diluted net income per share for the third quarter of 2006 reflects a $.03 per share tax audit benefit. The combined effect of these tax differences adversely impacted the third quarter diluted net income per share comparison by $.06. Reported diluted net income per share for the first nine months of 2007 increased by 11.8% to $1.70 from $1.52. Currency added $.17 to diluted net income per share for the first nine months of 2007. The diluted net income per share for the first nine months of 2006 included an inventory purchase accounting charge of $.01. The effective tax rate for the nine months ended September 30, 2007 was 30.2% versus 28.1% for the nine months ended September 30, 2006. See the “Effective tax rate” section below for a discussion regarding the changes in the effective tax rate for the nine months ended September 30, 2007 and 2006, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate, expressed as a percentage of pretax income for the three and nine months ended September 30, 2007 and 2006, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross profit	50.9%	50.5%	51.2%	51.5%
Selling, general and administrative expenses	25.5%	25.6%	25.6%	25.7%
Research and development expenses	3.0%	3.0%	2.9%	3.0%
Income before income taxes	21.2%	20.4%	21.5%	21.4%

Effective tax rate	33.0%	24.1%	30.2%	28.1%

Gross profit margin

Significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2007, respectively, as a percentage of sales compared to the same periods in 2006, were as follows:

Contributing Factors	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Absence of JRH purchase accounting charges	—%	0.2%
Unfavorable product mix	(0.5)%	(0.5)%
Favorable pricing	0.6%	0.7%
Higher unit sales volume	0.7%	0.6%
Higher manufacturing and distribution costs	(1.0)%	(1.8)%
Lower margin acquired business	(0.7)%	(0.6)%
Favorable currency impact	1.3%	1.1%

Net increase (decrease) in gross profit margin	0.4%	(0.3)%

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 0.1% as a percentage of sales in the three months ended September 30, 2007, compared to the same period of 2006. Salaries increased 0.3% as a percentage of sales primarily due to stock based compensation that is linked to the Company’s share price. This increase was offset by a decrease in insurance expenses of 0.4% as a percentage of sales due to a decrease in claims activity during 2007.

Selling, general and administrative expenses decreased 0.1% in the nine months ended September 30, 2007, as a percentage of sales as compared to the same period of 2006. No change in any individual category of these expenses was significant for the nine months ended September 30, 2007.

Research and development expenses

Research and development expenses were consistent as a percentage of sales in the three months ended September 30, 2007, compared to the same period of 2006. Research and development expenses decreased 0.1% in the nine months ended September 30, 2007, as a percentage of sales compared to the same period of 2006. Research and development expenses relate primarily to efforts to add new manufactured products. It is the Company’s intention to maintain this rate of spending as a percentage of sales to continue to support our customer centric sales initiatives with a robust pipeline of innovative products. Manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $5.8 and $6.5 for the three months ended September 30, 2007 and 2006, respectively. The decrease in net interest expense for the third quarter of 2007 is attributable to higher interest income and capitalized interest as compared to the same period in 2006.

Net interest expense was $17.5 and $18.1 for the nine months ended September 30, 2007 and 2006, respectively. Interest expense for the nine months ended September 30, 2007 reflects higher interest income and capitalized interest, partially offset by higher interest expense related to higher average outstanding borrowings during 2007. The weighted average interest rate for short-term borrowings at September 30, 2007 was 4.8% on borrowings of $359.9 compared to a weighted average interest rate for short-term borrowings of 5.0% on borrowings of $308.9 at September 30, 2006. Long-term debt at September 30, 2007 was $207.2 at a weighted average interest rate of 6.4% compared to $237.5 at a weighted average interest rate of 6.2% at September 30, 2006.

Income before income taxes

Income before income taxes increased 18.5% to $106.8 for the three months ended September 30, 2007 from $90.1 achieved in the same period of 2006. The factors driving this increase are described above and include the increase in sales, the improvement in gross profit and the reduction in selling, general and administrative expenses as a percent of sales.

Income before income taxes increased 13.7% to $324.2 for the nine months ended September 30, 2007 from $285.2 for the same period in 2006 due to the items mentioned above, primarily the increase in sales and decrease in selling, general and administrative expenses as a percent of sales, partially offset by a decline in the gross profit margin.

Effective tax rate

The effective tax rate for all of 2007 is expected to be approximately 30% of pretax income. The effective tax rate for both third quarter of 2007 and the first nine months of 2007 compared to the same periods in 2006 reflect a net tax charge of approximately $4.0 in the third quarter of 2007 to revalue deferred tax assets and liabilities in Germany and the U.K. and a tax audit benefit in the third quarter of 2006 of approximately $4.0. Other items impacting year-to-date tax rate comparisons include a lower level of international taxes in 2007, an increase in the U.S. manufacturing deduction in 2007 and the reinstatement of R&D tax credits in the fourth quarter of 2006, partially offset by the expiration of U.S. export tax benefits at the end of 2006.

In June 2005 the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. Federal income tax return for 2003 and 2004 and a refund claim for 2002. In May 2007, the Company received notification from the Congressional Joint Committee on Taxation that the examination results proposed by the IRS were accepted. As a result, the Company reduced its liability for unrecognized tax benefits by $3.8 and reduced interest accrued, net of tax, by $0.7 which resulted in the recognition of a $4.5 income tax benefit in the second quarter of 2007.

Net income

Net income for the third quarter of 2007 increased to $71.6 as compared to net income of $68.4 for the quarter ended September 30, 2006 due to the items mentioned above, primarily the increase in sales offset by the increase in the effective tax rate. Net income for the nine months ended September 30, 2007 increased to $226.2 as compared to net income of $205.2 for the nine months ended September 30, 2006 due to the items mentioned above, primarily the increase in sales offset by an increase in the effective tax rate.

Supply chain initiative

At the beginning of the third quarter of 2007, the Company launched a five-year project that is expected to improve service and enable us to expand margins through eight separate but complementary supply chain initiatives focused on improving how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. Benefits from this project are expected to begin in 2008, with financial results expected to be neutral to mildly accretive to earnings for 2008. Management expects annual pretax income benefits of $10 to $15 beginning as early as 2009, increasing in roughly ratable amounts to between $35 and $45 annually by 2012. Based on current shares outstanding, this could increase diluted earnings per share by $.05 to $.08 in 2009, increasing to $.19 to $.24 by 2012, and improve pretax and operating margins by as much as 1.5 percentage points when the full benefit of the project is realized. These benefits are above and beyond current expectations to generate $15 in annual pretax savings from process improvements, with the majority of the current $15 benefit level expected to be reinvested to support the achievement of revenue growth targets just as they have historically been reinvested.

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

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$269.4	$226.0
Investing activities	(124.8)	(71.3)
Financing activities	(123.7)	(120.0)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2007 increased $43.4 compared to the same period of 2006. This increase results primarily from increased net income and net changes in income taxes. Operating cash inflows were partially offset by an increase in inventories.

Inventory months on hand were 7.6 months at September 30, 2007, equivalent to the level at year-end 2006. Accounts receivable days sales outstanding at September 30, 2007 were 55 days, an increase from 50 days at December 31, 2006. The accounts receivable increase is primarily due to the currency impact on September 30, 2007 accounts receivable balances and a temporary increase related to the timing of customer payments.

Investing Activities

Cash used in investing activities was $124.8 and $71.3 for the nine months ended September 30, 2007 and 2006, respectively. This increase was primarily due to acquisitions. Capital expenditures were $53.0 and $47.2 for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures for 2007 include the expansion of production facilities in Wisconsin, Missouri, Israel and Switzerland. Capital expenditures for 2006 included the expansion of a production facility in Wisconsin and construction of a new production facility in India. The Company anticipates that capital spending will be approximately $85.0 during 2007.

Financing Activities

For the nine months ended September 30, 2007, the Company’s financing activities used cash of $123.7 compared to $120.0 for the same period of 2006. Cash used in the payment of dividends was $45.1 and $41.9 for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for treasury stock purchases was $131.4 and $125.0 for the nine months ended September 30, 2007 and 2006, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $89.8 and $90.6 for the nine months ended September 30, 2007 and 2006, respectively. No long-term debt was issued in 2007 or 2006; however, $67.4 and $67.2 was paid during the nine months ended September 30, 2007 and September 30, 2006, respectively. Cash receipts from the exercise of stock options were $24.9 and $21.1 for the nine months ended September 30, 2007 and 2006, respectively.

In March 2007, the Company entered into a $200.0 multi-currency seven-year revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At September 30, 2007, borrowings outstanding in U.S. dollars (USD) under this facility were $68.0 at a weighted average interest rate of 3.12%.

The acquisition of Epichem in February 2007 added $13.8 of total borrowings, including debt of $7.0 issued as part of the consideration for the purchase to the primary shareholder of Epichem, who became an employee of the Company on the purchase date. This employee debt bears interest of 5.25% and is due February 2009. At September 30, 2007 borrowings outstanding related to this acquisition in USD were $9.7 at a weighted average interest rate of 4.96%.

Long-term debt at September 30, 2007 was $207.2 compared to $337.9 at December 31, 2006. Consolidated total debt, as a percentage of total capitalization was 26.6% and 27.2% at September 30, 2007 and December 31, 2006, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At September 30, 2007 and December 31, 2006, the Company had repurchased a total of 83.0 and 80.0 million shares, respectively, of an authorized repurchase of 90 million shares. There were 130.0 million shares outstanding as of September 30, 2007. The Company expects to acquire the remaining 7.0 million shares authorized for repurchase, however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise might be disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings, term loans, and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases and working capital presently and for the next 12 months.

Contractual Obligations

At September 30, 2007, the Company had $180.4 of commercial paper outstanding and other debt of $179.5 with maturities of less than one year. The Company had long-term borrowings over one year of $207.2, for a total increase in all outstanding debt of $40.2 from December 31, 2006.

Other Matters

The Company is involved in legal and regulatory proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2007.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which will be submitted to the court for approval. The settlement would not be material to the Company’s consolidated financial statements.

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

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed a notice of interlocutory appeal staying further action on the case until the appeal has been resolved. The Company has answered the appeal and continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims received through September 30, 2007. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2007, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 – Contingent Liabilities and Commitments to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the nine months ended September 30, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2007 – Jan 31, 2007	—	—	80.0	10.0
Feb 1, 2007 – Feb 28, 2007	0.8	$41.97	80.8	9.2
Mar 1, 2007 – Mar 31, 2007	0.2	$40.67	81.0	9.0
Apr 1, 2007 – Apr 30, 2007	0.2	$42.42	81.2	8.8
May 1, 2007 – May 31, 2007	0.8	$42.81	82.0	8.0
Jun 1, 2007 – Jun 30, 2007	—	—	82.0	8.0
July 1, 2007 – July 31, 2007	0.2	$45.32	82.2	7.8
Aug 1, 2007 – Aug 31, 2007	0.8	$47.31	83.0	7.0
Sept 1, 2007 – Sept 30, 2007	—	—	83.0	7.0

Total	3.0	$43.79	83.0	7.0

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	November 6, 2007
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)