Form 10-K
period 2007-12-31
SIGMA ALDRICH CORP
filed 2008-02-26
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☒                 Accelerated filer  ☐                 Non-accelerated filer  ☐                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$5,474,174,879	June 30, 2007
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2008 was 129,392,693.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 19-50 of the Annual Report to Shareholders for the year ended December 31, 2007	Parts I, II and IV

Proxy Statement for the 2008 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this Report.

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing and related operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 10 – Income Taxes – to the Company’s consolidated financial statements on pages 39-40 of the 2007 Annual Report, which is incorporated herein by reference, (6) exposure to litigation including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the matters described in Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on pages 40-41 of the 2007 Annual Report, which is incorporated herein by reference. A further discussion of the Company’s risk factors can be found in Item 1A on page 8 of this Report. The Company does not undertake any obligation to update these forward-looking statements.

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

During 2006, the Company acquired four businesses with aggregate annual sales of approximately $25 million. These acquisitions provided access to several exciting new technology platforms and needed capacity for future growth for our SAFC business and the emerging market in China.

During 2007, the Company acquired two businesses with an aggregate annual sales benefit of approximately $52 million.

(b)	Financial Information About Segments

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13—Company Operations by Business Unit - to the Company’s consolidated financial statements on page 44 of the 2007 Annual Report, which is incorporated herein by reference.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality biochemicals and organic chemicals available in the world. These chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical and other high technology manufacturing. The Company operates in 36 countries, manufacturing 46,000 of the 100,000 chemical products it offers. The Company also offers 30,000 equipment products. The Company sells into nearly 160 countries, servicing over 80,000 accounts representing over one million individual customers.

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

The SAFC (Fine Chemicals) unit is a top 10 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial, diagnostic and electronics companies.

Sales and Distribution

During 2007, products were sold to over 80,000 accounts representing over one million individual customers, including commercial laboratories, pharmaceutical, diagnostics, chemical, biotechnology, electronics and industrial companies, universities and hospitals, as well as other non-profit organizations and governmental institutions. Orders in laboratory quantities averaging approximately $400 accounted for 71%, 72% and 74% of the Company’s net sales in 2007, 2006 and 2005, respectively. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 29%, 28% and 26% of net sales in 2007, 2006 and 2005, respectively.

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

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston, Texas; Bellefonte and Denver, Pennsylvania; Haverhill and Natick, Massachusetts; Bethany, Connecticut; Caseyville and Urbana, Illinois; Miamisburg, Ohio; Mulberry, Florida; Carlsbad and Selma, California; Australia; Canada; France; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals and radiolabeled chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are 100,000 chemical and 30,000 equipment products listed in the Sigma, Aldrich, Fluka, Riedel-de Haën and Supelco catalogs. The Company produces 46,000 of the chemical products, which represented approximately 60% of sales in 2007. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical or equipment purchases in 2007. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 500 issued or pending patents, over 570 licenses and has approximately 880 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “SAFC Supply Solutions,” “SAFC Pharma,” “SAFC Hitech,” “Genosys,” “Proligo” and “Pharmorphix.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC (Fine Chemicals).” Their related registered logos and the significant trademarks are expected to be maintained indefinitely.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2007, no single customer accounted for more than 2%, and no single product accounted for more than 1% of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2007, the backlog of firm orders was not significant, at less than 2% of sales. The Company anticipates that substantially all of the December 31, 2007 backlog will be shipped during 2008.

Competition

Substantial competition exists in all of the Company’s marketing and production areas. The Company believes it is a major supplier of organic chemicals and biochemicals for research and manufacturing and chromatography products for analyzing and separating complex chemical mixtures. While the Company offers 130,000 chemical and equipment items and stocks and analyzes many of these products, some of the Company’s products are unique with limited demand. There are many competitors that offer a narrower range of chemicals.

In all product areas, the Company competes primarily on the basis of customer service, product availability, quality and price. The Company’s main marketing vehicles include its website, sigma-aldrich.com, plus printed catalogs in the marketplace for the Sigma, Aldrich, Fluka and Supelco brands. These catalogs are supplemented with advertisements in chemical and other scientific journals, the mailing of special product brochures, the electronic distribution of various advertisements and product data, news releases related to new product offerings and by personal visits by management, sales and technical representatives with customers.

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

The Chemical Facility Anti-Terrorism Standard, the regulations promulgated thereunder, regulate facilities that manufacture, use, store or distribute certain chemicals above a listed Screening Threshold Quantity. A regulated facility must complete and submit a Chemical Security Assessment Tool, Top-Screen by January 19, 2008 or within 60 calendar days of coming into possession of the listed chemicals at or above the listed Chemical Safety Information. If required by the US Department of Homeland Security (DHS) the facility must complete and submit to the DHS, a Security Vulnerability Assessment and Site Security Plan. The Company has several sites subject to the initial screening requirements of this standard.

The Clean Water Act (CWA), as amended, and the regulations promulgated thereunder, regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat wastewater before discharge to the waters of the United States or a Publicly Owned Treatment Works (POTW).

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

The Occupational Safety and Health Act of 1970 (OSHA), including the Hazard Communication Standard (Right to Know), and the regulations promulgated thereunder, require the labeling of hazardous substance containers, the supplying of MSDS’s on hazardous products to customers and hazardous substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDS’s, along with other health and safety programs.

The Pollution Prevention Act of 1990 (PPA), as amended, and the regulations promulgated thereunder, focus on reducing the amount of pollution through cost-effective changes in production and raw materials useage. Pollution prevention also includes other practices that increase efficiency in the use of energy, water or other natural resources, and protect our resource base through conservation.

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

The Hazardous Materials Transportation Act (HMTA), and the regulations promulgated thereunder, seeks to protect against risks to life, property and the environment that are inherent in the transportation of hazardous materials in intrastate, interstate and foreign commerce. The Act regulates the transportation of dangerous goods via air, highway, rail and water. The company ships and receives materials subject to this Act.

Registration, Evaluation and Authorization of Chemicals (REACH) is new European Union (EU) Legislation covering the manufacturing and importation of chemicals that came into law in 2007. Many of the Company’s substances will need pre-registration in 2008 and subsequent registration at various levels over the next few years. Additionally, the amount of products imported or manufactured have to be monitored and more information has to be passed along the supply chain.

The United States Department of Agriculture (USDA), Animal and Plant Health Inspection Service (APHIS), Veterinary Services (VS), regulates the importation of animal-derived materials to ensure that exotic animal and poultry diseases are not introduced into the United States. The USDA has issued importation permits to several Company sites.

Approximately 3,400 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (DEA) or the Nuclear Regulatory Commission (NRC). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the DEA and the NRC to verify that a license, if necessary, has been obtained.

Approximately 900 products, for which sales are immaterial to the total sales of the Company, are subject to licensing by the Department of Commerce (DOC). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979 (EAA), as amended, to regulate the export of certain products to specific destinations by requiring a special export license.

Approximately 60 products, for which sales are immaterial to the total sales of the Company, are regulated by the Centers for Disease Control (CDC). The U.S. Departments of Health and Human Services (HHS) and Agriculture (USDA) published final rules, which implement the provisions of the USA Patriot Act and Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the Bioterrorism Act), setting forth the requirements for possession, use, and transfer of select agents and toxins. The CDC has issued one site license to the Company to permit the storage and transfer of these materials.

Approximately 850 products, for which sales are immaterial to the total sales of the Company, are sold as flavoring agents regulated by the Public Health Security and the Bioterrorism Act. The Bioterrorism Act requires that the U.S. Food and Drug Administration (FDA) receive prior notice of food items imported into the United States and register facilities handling such items. The Company has registered several sites under the Bioterrorism Act to enable the importation and handling of these items.

The Company engages principally in the business of selling products that are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the FDC Act). However, a limited number of the Company’s products are subject to labeling, manufacturing and other provisions of the FDC Act.

Research and Development

Research and development expenses were 2.9%, 2.9% and 3.0% of sales in 2007, 2006 and 2005, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for approximately 60% of net sales in 2007.

Number of Persons Employed

The Company had 7,862 employees as of December 31, 2007. The total number employed in the United States was 4,049 with the remaining 3,813 employed by the Company’s international subsidiaries. The Company employs over 2,300 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 390 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2007, 2006 and 2005, is located in Note 13 - Company Operations by Business Unit - to the Company’s consolidated financial statements on page 44 of the 2007 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2007, 2006 and 2005, approximately 64%, 62% and 61%, respectively, of the Company’s net sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 35 other countries.

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

(f)	Executive Officers of the Registrant

The Executive Officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	49	President, Research Essentials
David R. Harvey	68	Chairman of the Board
Michael R. Hogan	54	Vice President, Chief Administrative Officer & Chief Financial Officer
David W. Julien	53	President, Research Specialties
Richard A. Keffer	52	Vice President, General Counsel & Secretary
Karen J. Miller	50	Controller
Jai P. Nagarkatti	61	President and Chief Executive Officer
Douglas W. Rau	51	Vice President, Human Resources
Kirk A. Richter	61	Treasurer
David A. Smoller	44	President, Research Biotech
Carl S. Turza	49	Chief Information Officer
Gerrit J.C. van den Dool	54	Vice President, Sales
Steven G. Walton	40	Vice President, Safety & Quality
Franklin D. Wicks	54	President, SAFC

There is no family relationship between any of the officers or directors. These officers serve at the pleasure of the Board of Directors subject to the terms of any employment or similar agreements.

Mr. Cottier has been President of the Research Essentials unit of the Company since July 2005. He served as the Vice President of Sales of the Company from 2003 to 2005 and as Vice President International Sales and Operations of the Company from 1999 to 2003.

Dr. Harvey has been Chairman of the Board since January 2001. He served as the Chief Executive Officer for more than five years until December 31, 2005 and as President of the Company for more than five years until August 2004. He is also a director of CF Industries.

Mr. Hogan has been Vice President, Chief Administrative Officer & Chief Financial Officer of the Company for more than five years. He also served as Secretary of the Company for more than five years until August 2006.

Mr. Julien has been President of the Research Specialties unit of the Company since July 2005. He served as President of the Biotechnology unit of the Company for more than five years until July 2005.

Mr. Keffer has been Vice President, General Counsel & Secretary of the Company since August 2006. He served as Vice President, General Counsel and Secretary with D&K Healthcare from 2004 to 2006. Prior to that, he was General Counsel, Secretary and Corporate Compliance Officer for Aurora Foods, Inc. from 2002 to 2003.

Ms. Miller has been Controller of the Company for more than five years.

Dr. Nagarkatti has been Chief Executive Officer of the Company since January 2006. He has been President of the Company since August 2004. He served as Chief Operating Officer of the Company from August 2004 until December 31, 2005. Previously he served as President of the Scientific Research unit of the Company from December 2002 to August 2004.

Mr. Rau has been Vice President Human Resources of the Company since October 2005 . He served as Vice President Human Resources of Kellwood Company from 2002 to 2005.

Mr. Richter has been Treasurer of the Company for more than five years.

Dr. Smoller has been President of the Research Biotech unit of the Company since July 2007. He served as Vice President Research & Development from June 2004 to June 2007. He served as Vice President of EMG Biosciences from August 2003 until June 2004. Prior to that, he served as President, CEO, and Co-Founder of ProteoPlex, Inc. from November 2001 until August 2003.

Mr. Turza has been Chief Information Officer of the Company since April 2006. He served as Chief Operating Officer for Woodwind & Brasswind from 2004 to 2006. Prior to that, he was Vice President of e-Business for W.W. Grainger from 2000 to 2004.

Mr. van den Dool was named Vice President of Sales in July 2007. He served as Vice President of Sales and Operations, Europe from 2003 to 2007. Prior to that he served as Vice President of Sales, Europe from 1999 to 2003.

Mr. Walton has been Vice President Safety and Quality of the Company since August 2005. Prior to that, he served as Director of Corporate Health and Safety at ArvinMeritor from 2000 to 2005.

Dr. Wicks has been President of the SAFC unit of the Company for more than five years.

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

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This would reduce sales and possibly profits. Failure to anticipate and respond to price competition may also impact sales and profits.

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

We rely upon our manufacturing operations to produce approximately 60% of our sales. Our quality control, packaging and distribution operations support all sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.

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

We are subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage is inherent in our operations and the products we manufacture, sell or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

Changes in worldwide tax rates or tax benefits will impact our tax expense and our profits.

We are subject to a variety of taxes in numerous local, regional, national and international jurisdictions. The laws regulating the taxes which we are subject to may change. We have no control over these changes and their impact, if any, on our results. Additionally, results of tax audit activity may also impact our tax provision and our profits. We reflect changes in our actual or forecast income tax rates as relevant facts and circumstances are known to us. In addition, the adoption on January 1, 2007 of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (FIN 48) had an impact on our measurement of uncertainties in income taxes and increased the volatility of our 2007 quarterly and full year income tax provisions. Variations to our forecast tax rate and forecast diluted EPS in the future are possible due in part to tax rate changes and changes in the status of tax uncertainties pursuant to FIN 48.

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or competitors or others with protected intellectual property could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or on terms favorable to us. For example, we are currently defending a class action complaint related to an explosion at one of our production facilities. As described in Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on pages 40-41 of the 2007 Annual Report, which is incorporated herein by reference. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

Potential product liability claims could affect our earnings and financial condition and harm our reputation.

We face potential liability claims based on our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. Our products are generally to be used by trained scientists and operators, however, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be held liable in connection with these products or services. For example, we are defending a large number of lawsuits relating to various vaccines manufactured at pharmaceutical companies, for which we provided a product for use in research activities in developing such vaccines. This matter is described in Note 11 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements on pages 40-41 of the 2007 Annual Report, which is incorporated herein by reference.

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

Our customers include researchers at pharmaceutical and biotechnology companies, chemical and related companies, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the U.S. will become increasingly important to us.

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of pharmaceutical and biotechnology companies. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. In particular, a small portion of our sales have been to researchers whose funding is dependent on grants from government agencies such as the U. S. National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, or general efforts to reduce the U.S. federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

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

We emphasize our prompt service and shipment of products as a key element of our sales and marketing strategy. We ship a significant number of products to our customers through independent package delivery companies. In addition, we transport materials between our worldwide facilities and import raw materials from worldwide sources. Consequently, we heavily rely on air cargo carriers and other third party package delivery providers. If any of our key third party providers were to experience a significant disruption such that any of our products, components or raw materials could not be delivered in a timely fashion or we would incur additional costs that we could not pass on to our customers, our costs may increase and our relationships with certain customers may be adversely affected. In addition, if these third party providers increase prices, and we are not able to find comparable alternatives or make adjustments to our selling prices, our profitability could be adversely affected.

Our sales and operating results may vary from period to period.

Our sales and operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions,

•	exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the level and timing of our customers’ research and development and manufacturing efforts and activities,

•	the timing of our customers’ government funding,

•	the timing of our research and development, sales and marketing expenses,

•	the timing of significant custom sales orders, typically associated with our SAFC and Research Biotech businesses,

•	the expected higher level of sales growth in SAFC creating downward pressure on overall gross margins,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technologies or add presence in a market,

•	customer demand for our products due to changes in purchasing requirements and research needs, and

•	general economic conditions.

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

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

If we fail to attract and retain key personnel, our business could be adversely affected.

Most of our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce related positions are highly technical as well. Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled professionals. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business.

We depend heavily on the services of our senior management. We believe that our future success depends on the continued services of such management. Our business may be harmed by the loss of a significant number of our senior management members in a short period of time.

If the expected benefit of our supply chain initiative is not realized, our future profitability may be adversely affected.

During the third quarter of 2007, we implemented an initiative to improve how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. The purpose of this initiative is to reduce our overall manufacturing and procurement costs and expand margins over the next five years. Due to the scope and complexity of this initiative there are certain risks associated with its implementation. If unexpected costs or delays are encountered, our margins may not benefit as much or as quickly as we had anticipated.

Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Technology innovations which our current and potential customers might have access to could reduce or eliminate their need for our products. A new, competing or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of those products. Our customers also constantly attempt to reduce their manufacturing costs and improve product quality. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.

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

We expect the healthcare industry to continue to change in the future. Some of these potential changes, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the ability to perform healthcare related research and the delivery or pricing of healthcare services or mandated benefits, may cause healthcare industry customers to purchase fewer of our products and services or to reduce the prices they are willing to pay for our products or services.

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

A number of the products we sell to pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a pharmaceutical or biotechnology customer does not select our products early in its manufacturing design phase for any number of reasons including but not limited to cost, ease of use, ability to supply large quantities or similar reasons, we may lose the opportunity to participate in the customer’s manufacturing of such product. Because we face competition in this market from other companies, we run the risk that our competitors could win significant early business with a customer making it difficult for us to recover that late stage commercialization opportunity.

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

None of these difficulties have been historically significant, but if they were to be in the future, we may be unable to achieve expectations from our acquisition strategy. In addition, we compete with other companies for suitable acquisition targets and may not be able to acquire certain targets that we seek. Also, certain businesses we have acquired may not generate the cash flow and/or earnings or other benefits that we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate acquisitions in a timely manner, acquisitions may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.

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

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. For example, the effect of translating foreign currency sales into U.S. dollars increased the 2007, 2006, and 2005 sales growth by 4.8%, 0.4% and 0.7%, respectively. Furthermore, reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, the Far East, the Middle East, Australia and Africa. Sales outside the United States were in excess of 60% of total sales in 2007. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2007, approximately 9% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	future fluctuations in exchange rates,

•	complex regulatory requirements and changes in those requirements,

•	trade protection measures, tariff, royalies or taxes, and import or export licensing requirements or restrictions,

•	multiple jurisdictions and differing tax laws, as well as changes in those laws,

•	restrictions on our ability to repatriate investments and earnings from foreign operations,

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets,

•	difficulty in staffing and managing worldwide operations,

•	changes in shipping costs, and

•	difficulties in collecting on accounts receivable.

If any of these risks materialize, we could face the loss of sales, and/or substantial increases in costs, which could adversely affect our results of operations.

We have manufacturing and research facilities in Israel for which there are not immediate alternatives.

Capabilities of our manufacturing and research activities in Israel are not generally replicated in other geographic regions. We would incur substantial cost and disruption to our sales and operations if certain activities were interrupted in this country for an extended period of time. Israel sourced sales approximate 6% of our total sales in 2007.

Risks Related to Intellectual Property

We may become involved in disputes regarding our patents and other intellectual property rights, which could result in prohibition of the use of certain technology in current or planned products, exposure of the business to significant liability and diversion of management’s focus.

We and our major competitors spend substantial time and resources developing and patenting new and improved products and technologies. Many of our products are based on complex, rapidly developing technologies. Further, while we make every effort to respect others’ intellectual property, we may not have identified each and every instance where our products may infringe or utilize intellectual property rights held by others. Thus, we cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those rights.

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

We are subject to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”(SFAS 142) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2007, goodwill and other intangible assets with indefinite lives represented approximately 16% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2007.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	1,627	4,178	admin., production, warehousing, distrib.
Germany	46	646	admin., production, warehousing, distrib.
Switzerland	13	413	admin., production, warehousing, distrib.
United Kingdom	251	452	admin., production, warehousing, distrib.
Israel	6	132	admin., production, warehousing, distrib.
All Other	62	820	admin., production, warehousing, distrib.

Total	2,005	6,641
Percent Owned Property	82%
Percent Leased Property	18%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets.

On average during 2007, the Company used approximately 65% of its manufacturing capacity and expects to increase the utilization of its plants in the future while continuing to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings

The information contained in Note 11 - Contingent Liabilities and Commitments - on pages 40-41 of the 2007 Annual Report is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2007 and 2006 is located on page 19 of the 2007 Annual Report under the caption “Common Stock Data,” which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table represents share repurchases by the Company for the year ended December 31, 2007 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec 31, 2006			$80.0	10.0
Jan 1, 2007 – Jan 31, 2007	—	—	80.0	10.0
Feb 1, 2007 – Feb 28, 2007	0.8	$41.97	80.8	9.2
Mar 1, 2007 – Mar 31, 2007	0.2	$40.64	81.0	9.0
Apr 1, 2007 – Apr 30, 2007	0.2	$42.42	81.2	8.8
May 1, 2007 – May 31, 2007	0.8	$42.81	82.0	8.0
Jun 1, 2007 – Jun 30, 2007	—	—	82.0	8.0
Jul 1, 2007 – Jul 31, 2007	0.2	$45.32	82.2	7.8
Aug 1, 2007 – Aug 31, 2007	0.8	$47.31	83.0	7.0
Sep 1, 2007 – Sep 30, 2007	—	—	83.0	7.0
Oct 1, 2007 – Oct 31, 2007	0.3	$50.95	83.3	6.7
Nov 1, 2007 – Nov 30, 2007	0.7	$51.75	84.0	6.0
Dec 1, 2007 – Dec 31, 2007	—	$—	84.0	6.0

Total at Dec 31, 2007	4.0	$45.76	84.0	6.0

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

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data

The information required by Items 6 through 8 is incorporated herein by reference to pages 19-50 of the 2007 Annual Report. See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2007 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public

Accounting Firm

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on page 50 of the 2007 Annual Report is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

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

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information, if any, under the captions “Director Compensation and Transactions,” “Principal Beneficial Owners and Transactions” and “Related Party Disclosure” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2008 Proxy Statement, which will be filed within 120 days after December 31, 2007, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2007 Annual Report listed in such Index are hereby incorporated by reference.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Karen J. Miller	February 26, 2008 Date
Karen J. Miller, Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jai P. Nagarkatti	February 26, 2008 Date
Jai P. Nagarkatti, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Karen J. Miller	February 26, 2008 Date
Karen J. Miller, Controller (Principal Accounting Officer)

By	/s/ Michael R. Hogan	February 26, 2008 Date
Michael R. Hogan, Chief Administrative Officer & Chief Financial Officer (Principal Financial Officer)

By	/s/ David R. Harvey	February 26, 2008 Date
David R. Harvey, Chairman of the Board

By	/s/ W. Lee McCollum	February 26, 2008 Date
W. Lee McCollum, Director

By	/s/ Avi M. Nash	February 26, 2008 Date
Avi M. Nash, Director

By	/s/ William C. O’Neil, Jr.	February 26, 2008 Date
William C. O’Neil, Jr., Director

By	/s/ Steven M. Paul	February 26, 2008 Date
Steven M. Paul, Director

By	/s/ J. Pedro Reinhard	February 26, 2008 Date
J. Pedro Reinhard, Director

By	/s/ Timothy R.G. Sear	February 26, 2008 Date
Timothy R.G. Sear, Director

By	/s/ D. Dean Spatz	February 26, 2008 Date
D. Dean Spatz, Director

By	/s/ Barrett A. Toan	February 26, 2008 Date
Barrett A. Toan, Director

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Page Number Reference Annual Report to Shareholders (Filed as Exhibit 13 Hereto)
Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2007 and Quarterly Financial Data for the quarterly periods in 2007 and 2006	19

Management’s Discussion and Analysis	21–29

Market risk disclosure	29

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2007 and 2006	31

Consolidated statements for the years ended December 31, 2007, 2006 and 2005

Income	30

Stockholders’ Equity	32

Cash Flows	33

Notes to consolidated financial statements	34–49

Management’s report on internal control over financial reporting	50

Report of independent registered public accounting firm	50

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended November 14, 2006 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman of the Board David R. Harvey effective January 1, 2006* — Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(g)	Amendment to the Employment Agreement effective as of May 19, 2006 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed June 8, 2006, Commission File Number 0-8135.

(h)	Amendment to the Employment Agreement effective as of May 4, 2007 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2007, Commission File Number 0-8135.

(i)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(j)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(o)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(p)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(q)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(r)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, Michael R. Hogan, David W. Julien, Richard A. Keffer, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, David A. Smoller, Carl S. Turza, Gerrit J.C. van den Dool, Steven G. Walton and Franklin D. Wicks)* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(s)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(t)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File Number 0-8135.

(u)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(u).

(v)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(v).

(w)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(x)	Note Purchase Agreement dated September 12, 2000. See Exhibit 10(x).

(y)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005, Commission File Number 0-8135.

(z)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(aa)	Note Purchase Agreement dated December 5, 2006 – Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(ab)	Credit Facility Agreement dated March 13, 2007 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 14, 2007, Commission File Number 0-8135.

(ac)	Flexible Deferral Plan* – Incorporated by reference to Exhibit 10(aa) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2007 consolidated financial statements filed as Exhibit 13 below.

13	Pages 18-47 of the Annual Report to Shareholders for the year ended December 31, 2007.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

F-4