Form 10-Q
period 2008-03-31
SIGMA ALDRICH CORP
filed 2008-05-06
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒

There were 128,913,891 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2008.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$569.6	$495.9
Cost of products sold	277.4	241.5

Gross profit	292.2	254.4
Selling, general and administrative expenses	147.7	126.9
Research and development expenses	15.9	14.1
Interest, net	4.2	5.9

Income before income taxes	124.4	107.5
Provision for income taxes	39.9	32.6

Net income	$84.5	$74.9

Net income per share – Basic	$0.65	$0.57

Net income per share – Diluted	$0.64	$0.56

Weighted average number of shares outstanding – Basic	129.2	131.8

Weighted average number of shares outstanding – Diluted	131.9	134.0

Dividends per share	$0.130	$0.115

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226.4	$237.6
Accounts receivable, less allowance for doubtful accounts of $4.9 and $4.4, respectively	333.7	276.3
Inventories	689.9	653.6
Deferred taxes	67.8	57.7
Other current assets	61.9	57.3

Total current assets	1,379.7	1,282.5

Property, plant and equipment, net of accumulated depreciation of $857.3 and $813.8, respectively	691.9	681.5
Goodwill, net	425.3	420.3
Intangibles, net	134.0	136.9
Other assets	112.0	107.9

Total assets	$2,742.9	$2629.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$304.4	$331.3
Accounts payable	120.1	131.0
Accrued payroll and payroll taxes	48.0	55.0
Accrued income taxes	86.2	47.1
Other accrued expenses	77.4	70.6

Total current liabilities	636.1	635.0

Long-term debt	200.1	207.0
Deferred post-retirement benefits	36.9	36.9
Deferred taxes	48.9	42.3
Other liabilities	102.1	91.3

Total liabilities	1,024.1	1012.5

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 128.9 and 129.4 shares outstanding at March 31, 2008 and December 31, 2007, respectively	201.8	201.8
Capital in excess of par value	116.7	109.7
Common stock in treasury, at cost, 72.9 and 72.4 shares at March 31, 2008 and December 31, 2007, respectively	(1,571.7)	(1,534.1)
Retained earnings	2,746.7	2,679.3
Accumulated other comprehensive income	225.3	159.9

Total stockholders’ equity	1,718.8	1,616.6

Total liabilities and stockholders’ equity	$2,742.9	$2,629.1

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$84.5	$74.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.3	23.9
Deferred income taxes	(7.3)	(34.0)
Stock-based compensation expense	6.0	5.0
Other	0.6	3.5
Changes in assets and liabilities:
Increase in accounts receivable	(42.7)	(33.9)
Increase in inventories	(9.4)	(7.0)
Increase in accrued income taxes	36.7	48.3
Other	(4.1)	6.9

Net cash provided by operating activities	89.6	87.6

Cash flows from investing activities:
Property, plant and equipment additions	(19.3)	(20.1)
Proceeds from sale of equipment	—	0.8
Acquisitions of businesses, net of cash acquired	—	(45.0)
Other, net	1.1	(1.1)

Net cash used in investing activities	(18.2)	(65.4)

Cash flows from financing activities:
Net issuance of short-term debt	50.0	41.2
Repayment of long-term debt	(90.0)	(18.0)
Payment of dividends	(16.7)	(15.1)
Treasury stock purchases	(47.3)	(41.7)
Exercise of stock options	9.3	7.6
Excess tax benefits from stock-based payments	3.1	1.6

Net cash used in financing activities	(91.6)	(24.4)

Effect of exchange rate changes on cash	9.0	1.2

Net change in cash and cash equivalents	(11.2)	(1.0)
Cash and cash equivalents at January 1	237.6	173.8

Cash and cash equivalents at March 31	$226.4	$172.8

Supplemental disclosures of cash flow information:

Income taxes paid	$7.8	$8.9
Interest paid, net of capitalized interest	7.6	8.6

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2)	Reclassifications

Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

(3)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value for financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. The adoption of SFAS 157 in January 2008 did not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheets, and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that was previously permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement, which was not effective until fiscal years ending after December 15, 2008. The net impact of applying SFAS 158 on the Company’s 2006 consolidated financial statements was a $31.7 reduction of stockholders’ equity. The Company adopted the measurement date requirement provision as of January 1, 2008, which resulted in an insignificant net impact on the Company’s March 31, 2008 consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As we elected not to measure any eligible items using the fair value option in accordance with SFAS 159, the adoption of SFAS 159 in January 2008 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an entity recognizes and measures in its financial statements the assets acquired and liabilities assumed of an acquired entity. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be applied prospectively to acquisitions beginning January 1, 2009. The adoption of SFAS 141(R) in January 2009 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for activities of collaborative arrangements outside of an established separate legal entity, such as those to jointly develop and commercialize intellectual property. Under EITF 07-1, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and other applicable accounting literature. The consensus is effective for fiscal years beginning after December 15, 2008, and will be applied using a retrospective method that requires reclassification in all periods presented for those arrangements still in effect at January 1, 2009. The Company is in the process of assessing the impact of EITF 07-1 on its consolidated financial statements.

(4)	Uncertainty in Income Taxes

There were no significant changes in the unrecognized tax positions of the Company during the three months ended March 31, 2008.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2008 may decrease by approximately $4.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of March 31, 2008.

(5)	Inventories

The principal categories of inventories are:

	March 31, 2008	December 31, 2007
Finished goods	$580.9	$542.8
Work in process	29.9	29.1
Raw materials	79.1	81.7

Total	$689.9	$653.6

(6)	Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2008 and December 31, 2007 are as follows:

	Cost		Accumulated Amortization
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Amortizable intangible assets:
Patents	$16.6	$16.6	$6.1	$5.6
Licenses	19.1	19.1	4.8	4.6
Customer relationships	100.9	100.9	19.2	17.6
Technical knowledge	22.6	22.6	4.7	4.3
Other	13.1	12.7	11.6	11.0

Total amortizable intangible assets	$172.3	$171.9	$46.4	$43.1

Unamortizable intangible assets:
Goodwill	$452.3	$446.6	$27.0	$26.3
Trademarks and trade names	15.9	15.9	7.8	7.8

Total unamortizable intangible assets	$468.2	$462.5	$34.8	$34.1

For the three months ended March 31, 2008, the Company recorded amortization expense of $3.0 related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2008 and in each of the following four years.

The change in the net goodwill for the three months ended March 31, 2008 is as follows:

Balance at December 31, 2007	$420.3
Impact of foreign currency exchange rates	5.0

Balance at March 31, 2008	$425.3

(7)	Debt

Notes payable

The Company has a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At March 31, 2008, borrowings outstanding in U.S. dollars (USD) were $30.2 at a weighted average interest rate of 2.67%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capital of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,472.7 and 25.5%, respectively, at March 31, 2008.

The Company has a $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2012. In March 2008, the Company exercised $150.0 million of the facility accordion feature. Under the revised $450.0 million revolving credit facility, $30.0 million will mature on December 11, 2011 and $420.0 million will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At March 31, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility. The facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $1,472.7 and 25.5%, respectively, at March 31, 2008.

At March 31, 2008, $255.7 of commercial paper was outstanding at a weighted average interest rate of 2.60%. At December 31, 2007, $171.2 of commercial paper was outstanding at a weighted average interest rate of 4.26%.

Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won expiring on June 10, 2008. The total commitment converted into USD was $20.2 at March 31, 2008. At March 31, 2008, borrowings outstanding in USD were $9.6 at an average interest rate of 6.32%. At December 31, 2007, borrowings outstanding in USD were $11.8 at an average interest rate of 6.42%.

The Company has provided a guarantee for any outstanding borrowings under the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor this guarantee. The borrowings subject to this guarantee are reflected in the consolidated financial statements at March 31, 2008.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into USD of $17.0 at March 31, 2008. Borrowings outstanding under the facilities were $2.0 and $1.8, with weighted average interest rates of 1.6% and 1.4% at March 31, 2008 and December 31, 2007, respectively.

Long-term debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	—	90.0
Other	7.0	7.0

Total	207.0	297.0
Less – Current maturities	(6.9)	(90.0)

	$200.1	$207.0

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 7.687% Senior Notes, $1,472.7, 25.5% and 3.2%, respectively, at March 31, 2008.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 5.11% Senior Notes, 22.7% and 2.8%, respectively, at March 31, 2008.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. The notes were fully paid at maturity on February 25, 2008. At December 31, 2007, borrowings outstanding under these notes were $90.0 with a weighted average interest rate of 5.41%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $6.1 and $7.5 for the three months ended March 31, 2008 and 2007, respectively.

(8)	Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2008	2007
Weighted average shares
Basic shares	129.2	131.8
Effect of dilutive securities	2.7	2.2

Diluted shares	131.9	134.0

Potential common shares comprised of 1.0 stock options were excluded from the calculation of weighted average shares at March 31, 2007 because their effect was considered to be antidilutive.

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

For the three months ended March 31, 2008 and 2007, comprehensive income was $149.9 and $83.8, respectively.

(10)	Company Operations by Business Unit

The Company consists of four business units, which define the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. As a result, it is impractical and provides no value to allocate costs of these services to the business units. Additionally, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income growth and return on equity. Certain Business Unit presidents also have a modest component of their compensation program based on their respective business unit sales growth. Based on these factors, the Company concludes that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2008	2007
Research Essentials	$110.1	$99.4
Research Specialties	213.3	187.3
Research Biotech	88.7	76.0
SAFC	157.5	133.2

Total	$569.6	$495.9

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.4 and $6.2 for the three months ended March 31, 2008 and 2007, respectively.

Geographic financial information is as follows:

	Three Months Ended March 31,
	2008	2007
Net sales to unaffiliated customers:
United States	$194.8	$184.1
United Kingdom	47.6	53.1
Germany	59.3	43.2
Other International	267.9	215.5

Total	$569.6	$495.9

	March 31, 2008	December 31, 2007
Long-lived assets:
United States	$460.5	$466.3
International	282.2	268.7

Total	$742.7	$735.0

(11)	Share Repurchases

At March 31, 2008 and December 31, 2007, the Company had repurchased a total of 84.9 and 84.0 million shares, respectively, of an authorized repurchase of 90.0 million shares. There were 128.9 million shares outstanding as of March 31, 2008. The Company expects to acquire the remaining 5.1 million shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12)	Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended March 31, 2008 and 2007 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2008	2007	2008	2007	2008	2007
Service cost	$1.4	$1.4	$2.0	$2.1	$0.3	$0.3
Interest cost	1.5	1.3	2.0	1.5	0.6	0.5
Expected return on plan assets	(2.0)	(1.9)	(2.4)	(1.8)	—	—
Amortization	0.4	0.5	0.1	0.4	(0.3)	(0.3)

Net periodic benefit cost	$1.3	$1.3	$1.7	$2.2	$0.6	$0.5

The Company is not required, but does expect to make a contribution of $7.3 to the U.S. pension plan in 2008. The Company contributed $1.3 to its International pension plans for the three months ended March 31, 2008. In total, the Company expects to contribute approximately $12.4 to its defined benefit pension plans in 2008.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.3 and $2.0 for the three months ended March 31, 2008 and 2007, respectively.

(13)	Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2008.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which will be submitted to the court for approval. The settlement is not significant to the Company’s consolidated financial statements.

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 58 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The original appeal has been dismissed, but the plaintiffs have refiled their appeal. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

(in millions, except per share data)

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

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) changes in the regulatory environment in which the Company operates, (5) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007, (6) exposure to litigation, including product liability claims, (7) changes in research funding and the success of research and development activities, (8) the ability to maintain adequate quality standards, (9) reliance on third party package delivery services, (10) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (11) other changes in the business environment in which the Company operates, and (12) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company does not undertake any obligation to update these forward-looking statements.

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Organic sales growth data presented herein excludes currency, and where indicated, acquisition impacts. While the Company is able to report currency impacts after the fact, it is unable to estimate changes that may occur later in 2008 to applicable exchange rates and is thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2008 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of our sales denominated in foreign currencies.

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

Results of Operations

Sales

Reported sales increased 14.9% in the first quarter of 2008 to a new quarterly record of $569.6 from $495.9 in the first quarter of 2007. First quarter 2008 organic sales growth, excluding currency benefits and a contribution from the February 2007 acquisition of Epichem, was 6.5%. Changes in currency rates increased otherwise reportable growth in the three months ended March 31, 2008 by 7.6 percentage points and 0.8 of a percentage point was contributed by the Epichem acquisition. Price increases in our three research business units represented approximately 1.4% of the Company’s total organic growth with the remaining organic increase of 5.1% primarily attributable to volume.

Reported sales growth, currency impact, increases in sales due to acquisitions, and the adjusted (organic) sales growth for 2008, compared to the same period in 2007, were as follows:

	Three Months Ended March 31, 2008
	Reported	Currency Benefit	Acquisition	Adjusted (Organic)
Research Essentials	10.8%	7.5%	—%	3.3%
Research Specialties	13.9%	8.1%	—%	5.8%
Research Biotech	16.7%	7.6%	—%	9.1%
SAFC	18.2%	6.9%	2.9%	8.4%
Total	14.9%	7.6%	0.8%	6.5%

Research Essentials currency adjusted sales in the first quarter of 2008 reflected a 3.3% increase over the same period in 2007. Overall organic sales growth exceeded expectations (adjusting for an estimated dampening impact from the timing of the Easter holiday on organic growth), with an increase in sales to academic accounts in the U.S. and CAPLA (Canada, Asia Pacific and Latin America) markets and improved sales of researched-based cell culture products. Cell culture sales benefited from an increased focus on this product group by local sales teams, the availability of new products as part of a program to add new cell culture products during 2008 and efforts to bundle this unit’s products with related Research Biotech products.

Research Specialties currency adjusted sales growth in the first quarter of 2008 was 5.8%. This unit continued its exceptional performance during the three months ended March 31, 2008 with run rate growth (after reflecting the estimated holiday impact) exceeding its 6% long-term organic growth target for the seventh consecutive quarter. Continued growth in CAPLA markets supported by higher inventory levels and new in-country supplier relationships was coupled with improved demand in the academic sector in the U.S. and another quarter of strong demand for analytical and lab equipment products.

Research Biotech currency adjusted sales growth in the first quarter of 2008 was 9.1%. The increase was driven by continued stronger spending by academic customers that enhanced sales growth for molecular biology products and a benefit from licensing revenue from the settlement of a dispute. Expansion of the content of our antibody products enhanced sales of our cell signaling products. The addition of sales specialists in 2007 and again in the first quarter of 2008 to build on successful “white coat selling” efforts also helped drive sales increases. DNA products sales remained consistent with that experienced in recent quarters, reducing the adverse impact on overall sales growth that DNA products caused in 2007.

SAFC adjusted sales growth excluding currency and acquisition impacts was 8.4% for the first quarter of 2008. After achieving record sales of $155.3 in the fourth quarter of 2007, sales in the first quarter of 2008 continued strong and set a new quarterly sales record of $157.5. Hitech products, including sales from Epichem (acquired February 2007), helped SAFC drive strong growth with commercial and industrial customers in European and CAPLA markets. Strong demand from pharmaceutical customers in the U.S. continued, with improved demand from Biotech customers worldwide enhancing overall growth. Demand for industrial cell culture products improved slightly in the first quarter of 2008, contributing to the improved results, but also reflecting the traditionally variable quarterly performance from this product group. After increasing by 31% in 2007, booked orders for future delivery for all SAFC products increased by another 7% from year-end 2007 levels to another all time high.

Web-based sales through our award winning website increased by 14.0%. E-commerce sales to U.S. Research (Research Essentials, Research Specialties and Research Biotech) customers increased by one percentage point to 51% of total U.S. research sales. Overall web-based sales were 39% of worldwide first quarter 2008 Research-based sales.

First quarter 2008 sales in CAPLA markets increased 24.6% and 12.1% on a reported and organic basis, respectively, compared to the same period in 2007. The Epichem acquisition added 1.3 percentage points and currency added 11.2 percentage points to organic sales growth. Sales in these markets provided 21.0% of total Company sales, a one-percentage point improvement over results obtained for the full year 2007. Reported quarterly sales growth in our primary focus markets of China, India and Brazil ranged from 19% to 55% during the first quarter of 2008 as we continued to increase our presence in each of these markets through new sales and inventory stocking initiatives.

Reported diluted net income per share

Reported diluted net income per share for the first quarter of 2008 increased by 14.3% to $.64 from $.56 in the first quarter of 2007. Currency added $.10 to diluted net income per share for the first quarter of 2008, which was partially offset by the impact ($.02) of an increase in effective tax rates to 32.1% from 30.3%. See the “Effective tax rate” section below for a discussion regarding the changes in the effective tax rate for the three months ended March 31, 2008 and 2007, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three Months Ended March 31,
	2008	2007
Gross profit	51.3%	51.3%
Selling, general and administrative expenses	25.9%	25.6%
Research and development expenses	2.8%	2.8%
Income before income taxes	21.8%	21.7%

Effective tax rate	32.1%	30.3%

Gross profit margin

Significant contributing factors to the net change in gross profit margin for the three months ended March 31, 2008, expressed as a percentage of sales, compared to the same period in 2007, were as follows:

Contributing Factors	Three Months Ended March 31, 2008
Unfavorable product mix	(1.2)%
Favorable pricing	0.6%
Higher unit sales volume	0.6%
Higher manufacturing and distribution costs	(1.4)%
Lower margin acquired business	(0.2)%
Favorable currency impact	1.6%

Net increase (decrease) in gross profit margin as a percentage of sales	—%

Selling, general and administrative expenses

Selling, general and administrative expenses increased 0.3% as a percentage of sales in the three months ended March 31, 2008, compared to the same period of 2007. This increase is due to an increase in salaries of 0.4% as a percentage of sales primarily due to increases in stock-based compensation that is linked to the Company’s share price and employee benefit costs in certain international locations, as well as increases among several other selling, general and administrative expense categories, none of which were individually significant. These increases were partially offset by a decrease in legal and professional expenses of 0.3% as a percentage of sales due primarily to a claim settlement.

Research and development expenses

Research and development expenses were consistent as a percentage of sales in the three months ended March 31, 2008, compared to the same period of 2007. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $4.2 and $5.9 for the three months March 31, 2008 and 2007, respectively. The decrease in net interest expense for the first quarter of 2008 is attributable to both lower borrowings and reduced interest rates.

Income before income taxes

Income before income taxes increased 15.7% to $124.4 for the three months ended March 31, 2008 from $107.5 achieved in the same period of 2007. The factors driving this increase are described above and include the impact of increased sales and the reduction in net interest expense, partially offset by an increase in selling, general and administrative expenses.

Effective tax rate

The effective tax rate for all of 2008 is expected to range from approximately 30% to 32% of pretax income. The effective tax rate for the first quarter of 2008 compared to the same period in 2007 reflects a higher level of net international taxes and the absence of the U.S. R&D tax credits in 2008, partially offset by an increase in the U.S. manufacturing deduction.

Net income

Net income for the first quarter of 2008 increased to $84.5 as compared to net income of $74.9 for the quarter ended March 31, 2007 due to the items mentioned above, primarily the impact of increased sales partially offset by increases in selling, general and administrative expenses and the effective tax rate.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value for financial instruments, sets a framework for measuring fair value and expands disclosure about such fair value measurements. This Statement applies only to fair value measurements that are already required or permitted by other accounting standards. The adoption of SFAS 157 in January 2008 did not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheets, and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that was previously permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement, which was not effective until fiscal years ending after December 15, 2008. The net impact of applying SFAS 158 on the Company’s 2006 consolidated financial statements was a $31.7 reduction of stockholders’ equity. The Company adopted the measurement date requirement provision as of January 1, 2008, which resulted in an insignificant net impact on the Company’s March 31, 2008 consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As we elected not to measure any eligible items using the fair value option in accordance with SFAS 159, the adoption of SFAS 159 in January 2008 did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”

(SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an entity recognizes and measures in its financial statements the assets acquired and liabilities assumed of an acquired entity. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and will be applied prospectively to acquisitions beginning January 1, 2009. The adoption of SFAS 141(R) in January 2009 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for activities of collaborative arrangements outside of an established separate legal entity, such as those to jointly develop and commercialize intellectual property. Under EITF 07-1, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and other applicable accounting literature. The consensus is effective for fiscal years beginning after December 15, 2008, and will be applied using a retrospective method that requires reclassification in all periods presented for those arrangements still in effect at January 1, 2009. The Company is in the process of assessing the impact of EITF 07-1 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$89.6	$87.6
Investing activities	(18.2)	(65.4)
Financing activities	(91.6)	(24.4)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 increased $2.0 compared to the same period of 2007. This increase results primarily from increased net income and net changes in income taxes. Operating cash inflows were partially offset by an increase in accounts receivable, and a decrease in accounts payable due primarily to the timing of vendor payments.

Accounts receivable days sales outstanding at March 31, 2008 were 53 days, an increase from 50 days at December 31, 2007. The accounts receivable increase is primarily due to the currency impact on March 31, 2008 accounts receivable balances and a temporary increase related to the timing of customer payments. Inventory months on hand were 7.5 months at March 31, 2008, which is relatively consistent with the 7.3 months on hand at year-end 2007.

Investing Activities

Cash used in investing activities was $18.2 and $65.4 for the three months ended March 31, 2008 and 2007, respectively. This decrease was primarily due to the absence of acquisitions compared to the same period of 2007. Capital expenditures were relatively consistent at $19.3 and $20.1 for the three months ended March 31, 2008 and 2007, respectively. During 2008, capital spending is expected to be approximately $115.0.

Financing Activities

For the three months ended March 31, 2008, the Company’s financing activities used cash of $91.6 compared to $24.4 for the same period of 2007. This increase is due primarily to the repayment of the $90.0 in Medium-Term Notes due February 23, 2008, compared to $18.0 of long-term debt repayments during the three months ended March 31, 2007. Cash used in the payment of dividends was $16.7 and $15.1 for the three months ended March 31, 2008 and 2007, respectively. Cash paid for treasury stock purchases was $47.3 and $41.7 for the three months ended March 31, 2008 and 2007, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $50.0 and $41.2 for the three months ended March 31, 2008 and 2007, respectively. Cash receipts from the exercise of stock options were $9.3 and $7.6 for the three months ended March 31, 2008 and 2007, respectively. No long-term debt was issued in 2008 or 2007.

In March 2008, the Company exercised $150.0 million of the accordion feature under its $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2012. Under the revised $450.0 million revolving credit facility, $30.0 million will mature on December 11, 2011 and $420.0 million will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At March 31, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility.

Long-term debt at March 31, 2008, excluding current maturities, was $200.1 compared to $207.0 at December 31, 2007. Consolidated total debt, as a percentage of total capitalization was 22.7% and 25.0% at March 31, 2008 and December 31, 2007, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At March 31, 2008 and December 31, 2007, the Company had repurchased a total of 84.9 and 84.0 million shares, respectively, of an authorized repurchase of 90.0 million shares. There were 128.9 million shares outstanding as of March 31, 2008. The Company expects to acquire the remaining 5.1 million shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At March 31, 2008, the Company had $255.7 of commercial paper outstanding and other debt of $48.7 with maturities of less than one year. The Company had long-term borrowings over one year of $200.1, for a total decrease in all outstanding debt of $33.8 from December 31, 2007.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2008.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which will be submitted to the court for approval. The settlement is not significant to the Company’s consolidated financial statements.

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 58 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision.

In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The original appeal has been dismissed, but the plaintiffs have refiled their appeal. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2008 – Jan 31, 2008	—	—	84.0	6.0
Feb 1, 2008 – Feb 29, 2008	0.7	$54.25	84.7	5.3
Mar 1, 2008 – Mar 31, 2008	0.2	$54.99	84.9	5.1

Total	0.9	$54.43	84.9	5.1

On August 9, 2006, the Board of Directors authorized the repurchase of an additional 10.0 million shares, bringing the total repurchase authorization to 90.0 million shares after the August 9, 2006 approval. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Item 6.	Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

   (b) By-Laws, as amended - Incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2007, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	May 6, 2008
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)