Form 10-Q
period 2008-06-30
SIGMA ALDRICH CORP
filed 2008-08-11
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive office)	(Zip Code)

(Registrant’s telephone number, including area code) (314) 771-5765

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There were 125,968,276 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2008.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$580.7	$507.5	$1,150.3	$1,003.4
Cost of products sold	285.8	247.0	563.2	488.5

Gross profit	294.9	260.5	587.1	514.9
Selling, general and administrative expenses	144.5	130.3	292.2	257.2
Research and development expenses	16.0	14.5	31.9	28.6
Interest, net	3.2	5.8	7.4	11.7

Income before income taxes	131.2	109.9	255.6	217.4
Provision for income taxes	40.4	30.2	80.3	62.8

Net income	$90.8	$79.7	$175.3	$154.6

Net income per share – Basic	$0.71	$0.61	$1.37	$1.18

Net income per share – Diluted	$0.70	$0.60	$1.34	$1.16

Weighted average number of shares outstanding – Basic	127.5	130.8	128.3	131.3

Weighted average number of shares outstanding – Diluted	130.2	133.2	131.0	133.6

Dividends per share	$0.13	$0.115	$0.26	$0.23

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$240.3	$237.6
Accounts receivable, less allowance for doubtful accounts of $4.7 and $4.4, respectively	328.8	276.3
Inventories	687.9	653.6
Deferred taxes	72.9	57.7
Other current assets	55.2	57.3

Total current assets	1,385.1	1,282.5

Property, plant and equipment, net of accumulated depreciation of $875.9 and $813.8, respectively	689.6	681.5
Goodwill, net	425.6	420.3
Intangibles, net	131.4	136.9
Other assets	105.0	107.9

Total assets	$2,736.7	$2,629.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$394.0	$331.3
Accounts payable	128.4	131.0
Accrued payroll and payroll taxes	56.6	55.0
Accrued income taxes	82.8	47.1
Other accrued expenses	78.8	70.6

Total current liabilities	740.6	635.0

Long-term debt	200.1	207.0
Deferred post-retirement benefits	37.0	36.9
Deferred taxes	45.0	42.3
Other liabilities	100.7	91.3

Total liabilities	1,123.4	1,012.5

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 126.0 and 129.4 shares outstanding at June 30, 2008 and December 31, 2007, respectively	201.8	201.8
Capital in excess of par value	123.9	109.7
Common stock in treasury, at cost, 75.8 and 72.4 shares at June 30, 2008 and December 31, 2007, respectively	(1,751.8)	(1,534.1)
Retained earnings	2,820.6	2,679.3
Accumulated other comprehensive income	218.8	159.9

Total stockholders’ equity	1,613.3	1,616.6

Total liabilities and stockholders’ equity	$2,736.7	$2,629.1

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$175.3	$154.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.0	48.4
Deferred income taxes	(10.8)	(36.8)
Stock-based compensation expense	10.8	10.3
Other	0.8	5.8
Changes in assets and liabilities:
Increase in accounts receivable	(40.3)	(37.2)
Increase in inventories	(8.6)	(20.4)
Increase in accrued income taxes	29.9	24.7
Other	13.9	12.9

Net cash provided by operating activities	222.0	162.3

Cash flows from investing activities:
Property, plant and equipment additions	(42.2)	(36.4)
Proceeds from sale of property, plant and equipment	0.2	1.0
Acquisitions of businesses, net of cash acquired	—	(69.1)
Other, net	1.6	7.5

Net cash used in investing activities	(40.4)	(97.0)

Cash flows from financing activities:
Net issuance of short-term debt	141.3	66.2
Repayment of long-term debt	(90.0)	(19.6)
Payment of dividends	(33.2)	(30.1)
Treasury stock purchases	(230.5)	(84.5)
Exercise of stock options	13.9	13.6
Excess tax benefits from stock-based payments	4.8	2.9

Net cash used in financing activities	(193.7)	(51.5)

Effect of exchange rate changes on cash	14.8	2.5

Net change in cash and cash equivalents	2.7	16.3
Cash and cash equivalents at January 1	237.6	173.8

Cash and cash equivalents at June 30	$240.3	$190.1

Supplemental disclosures of cash flow information:
Income taxes paid	$56.5	$64.7
Interest paid, net of capitalized interest	11.8	15.8

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheets, and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that was previously permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement, which was not effective until fiscal years ending after December 15, 2008. The net impact of applying SFAS 158 on the Company’s 2006 consolidated financial statements was a $31.7 reduction of stockholders’ equity. The Company adopted the measurement date requirement provision as of January 1, 2008, which resulted in an insignificant net impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As the Company elected not to measure any eligible items using the fair value option in accordance with SFAS 159, the adoption of SFAS 159 in January 2008 did not impact its consolidated financial statements.

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

In December 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for activities of collaborative arrangements outside of an established separate legal entity, such as those to jointly develop and commercialize intellectual property. Under EITF 07-1, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and other applicable accounting literature. The consensus is effective for fiscal years beginning after December 15, 2008, and will be applied using a retrospective method that requires reclassification in all periods presented for those arrangements still in effect at January 1, 2009. The Company is in the process of assessing the impact of EITF 07-1 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of FSP FAS 142-3 on its consolidated financial statements.

(4) Uncertainty in Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three or six months ended June 30, 2008.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2008 may decrease by approximately $3.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of June 30, 2008.

(5) Inventories

The principal categories of inventories are:

	June 30, 2008	December 31, 2007
Finished goods	$585.9	$542.8
Work in process	29.0	29.1
Raw materials	73.0	81.7

Total	$687.9	$653.6

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2008 and December 31, 2007 are as follows:

	Cost		Accumulated Amortization
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Amortizable intangible assets:
Patents	$16.8	$16.6	$6.3	$5.6
Licenses	19.0	19.1	5.2	4.6
Customer relationships	101.0	100.9	20.9	17.6
Technical knowledge	22.6	22.6	5.1	4.3
Other	13.0	12.7	11.6	11.0

Total amortizable intangible assets	$172.4	$171.9	$49.1	$43.1

Unamortizable intangible assets:
Goodwill	$452.6	$446.6	$27.0	$26.3
Trademarks and trade names	15.9	15.9	7.8	7.8

Total unamortizable intangible assets	$468.5	$462.5	$34.8	$34.1

For the three months and six months ended June 30, 2008, the Company recorded amortization expense of $2.8 and $5.8, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2008 and in each of the following four years.

The change in the net goodwill for the six months ended June 30, 2008 is as follows:

Balance at December 31, 2007	$420.3
Impact of foreign currency exchange rates	5.3

Balance at June 30, 2008	$425.6

(7) Debt

Notes payable

The Company has a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At June 30, 2008, borrowings outstanding in U.S. dollars (USD) were $14.7 at a weighted average interest rate of 2.59%. At December 31, 2007, borrowings outstanding in USD were $56.5 at a weighted average interest rate of 3.19%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capital of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,373.3 and 30.2%, respectively, at June 30, 2008.

The Company has a $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2012. In March 2008, the Company exercised $150.0 of the facility accordion feature. Under the revised $450.0 revolving credit facility, $30.0 will mature on December 11, 2011 and $420.0 will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At June 30, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility. The facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $1,373.3 and 30.2%, respectively, at June 30, 2008.

At June 30, 2008, $362.9 of commercial paper was outstanding at a weighted average interest rate of 2.27%. At December 31, 2007, $171.2 of commercial paper was outstanding at a weighted average interest rate of 4.26%.

Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won expiring on October 10, 2008. The total commitment converted into USD was $19.1 at June 30, 2008. At June 30, 2008, borrowings outstanding in USD were $7.6 at an average interest rate of 6.15%. At December 31, 2007, borrowings outstanding in USD were $11.8 at an average interest rate of 6.42%.

The Company has provided a guarantee for any outstanding borrowings under the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor this guarantee. The borrowings subject to this guarantee are reflected in the consolidated financial statements at June 30, 2008.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into USD of $15.2 at June 30, 2008. Borrowings outstanding under the facilities were $1.9 and $1.8, with weighted average interest rates of 1.5% and 1.4% at June 30, 2008 and December 31, 2007, respectively.

Long-term debt

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	—	90.0
Other	7.0	7.0

Total	207.0	297.0
Less – Current maturities	(6.9)	(90.0)

	$200.1	$207.0

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 7.687% Senior Notes, $1,373.3, 30.2% and 2.2%, respectively, at June 30, 2008.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 5.11% Senior Notes, 26.9% and 1.9%, respectively, at June 30, 2008.

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

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $4.9 and $7.2 for the three months ended June 30, 2008 and 2007, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $11.0 and $14.7 for the six months ended June 30, 2008 and 2007, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares
Basic shares	127.5	130.8	128.3	131.3
Effect of dilutive securities	2.7	2.4	2.7	2.3

Diluted shares	130.2	133.2	131.0	133.6

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

For the three months ended June 30, 2008 and 2007, comprehensive income was $84.3 and $85.8, respectively. For the six months ended June 30, 2008 and 2007, comprehensive income was $234.2 and $169.6, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research Essentials	$109.4	$96.4	$219.5	$195.8
Research Specialties	214.5	183.7	427.8	371.0
Research Biotech	86.4	73.5	175.1	149.5
SAFC	170.4	153.9	327.9	287.1

Total	$580.7	$507.5	$1,150.3	$1,003.4

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $10.4 and $6.5 for the three months ended June 30, 2008 and 2007, respectively. These sales for the six months ended June 30, 2008 and 2007 were $16.8 and $12.7, respectively.

Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales to unaffiliated customers:
United States	$205.4	$193.4	$400.2	$377.5
United Kingdom	47.3	58.6	94.9	111.7
Germany	60.0	43.1	119.3	86.2
International	268.0	212.4	535.9	428.0

Total	$580.7	$507.5	$1,150.3	$1,003.4

	June 30, 2008	December 31, 2007
Long-lived assets:
United States	$457.5	$466.3
International	282.1	268.7

Total	$739.6	$735.0

(11) Share Repurchases

At June 30, 2008 and December 31, 2007, the Company had repurchased a total of 88.0 and 84.0 shares, respectively, of an authorized repurchase of 90.0 shares. There were 126.0 shares outstanding as of June 30, 2008. The Company expects to acquire the remaining 2.0 shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended June 30, 2008 and 2007 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2008	2007	2008	2007	2008	2007
Service cost	$1.5	$1.3	$1.9	$2.2	$0.2	$0.3
Interest cost	1.5	1.2	2.0	1.6	0.6	0.6
Expected return on plan assets	(2.0)	(1.8)	(2.4)	(1.9)	—	—
Amortization	0.3	0.3	0.2	0.3	(0.3)	(0.2)

Net periodic benefit cost	$1.3	$1.0	$1.7	$2.2	$0.5	$0.7

The components of the net periodic benefit costs for the six months ended June 30, 2008 and 2007 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2008	2007	2008	2007	2008	2007
Service cost	$2.9	$2.7	$3.9	$4.3	$0.5	$0.6
Interest cost	3.0	2.5	4.0	3.1	1.2	1.1
Expected return on plan assets	(4.0)	(3.7)	(4.8)	(3.7)	—	—
Amortization	0.7	0.8	0.3	0.7	(0.6)	(0.5)

Net periodic benefit cost	$2.6	$2.3	$3.4	$4.4	$1.1	$1.2

The Company is not required, but does expect to make a contribution of $7.3 to the U.S. pension plan in 2008. The Company contributed $2.8 to its International pension plans for the six months ended June 30, 2008. In total, the Company expects to contribute approximately $12.4 to its defined benefit pension plans in 2008.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.3 and $2.1 for the three months ended June 30, 2008 and 2007, respectively, and $4.6 and $4.1 for the six months ended June 30, 2008 and 2007, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2008.

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

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes is ongoing and/or comparable operating results excluding currency impacts and certain other items including the sales benefit from acquisitions. The Company excludes these other items in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

Results of Operations

Sales

Reported sales increased 14.4% for the second quarter of 2008 to a new quarterly record of $580.7 from $507.5 in the second quarter of 2007. The reported sales gain for the first half of 2008 increased 14.6% to $1,150.3 from $1,003.4 for the same period in 2007. Organic sales growth for the second quarter and first half of 2008, excluding currency benefits in both periods and a contribution from the February 2007 acquisition of Epichem in the first half of 2008, was 7.1% and 6.7%, respectively. The organic sales growth of 7.1% for the second quarter 2008 confirmed earlier expectations regarding the roughly one percentage point impact of the Easter holidays from first quarter 2008 to second quarter 2008 sales growth. Changes in currency rates increased otherwise reportable growth in the second quarter of 2008 and the six months ended June 30, 2008 by 7.3% and 7.5%, respectively. The Epichem acquisition contributed 0.4% to sales growth in the first half of 2008. Price increases in the three research business units represented 1.5% of the Company’s total organic growth for both the second quarter and first half of 2008, with the remaining organic increase of 5.6% and 5.2%, respectively, primarily attributable to volume increases.

Reported sales growth, currency impact, increases in sales due to the Epichem acquisition, and the adjusted (organic) sales growth for 2008, compared to the same periods in 2007, were as follows:

	Three Months Ended June 30, 2008
	Reported	Currency Benefit	Acquisition	Adjusted (Organic)
Research Essentials	13.5%	7.9%	—%	5.6%
Research Specialties	16.8%	8.1%	—%	8.7%
Research Biotech	17.6%	7.8%	—%	9.8%
SAFC	10.7%	6.0%	—%	4.7%
Total	14.4%	7.3%	—%	7.1%

	Six Months Ended June 30, 2008
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	12.1%	7.7%	—%	4.4%
Research Specialties	15.3%	8.1%	—%	7.2%
Research Biotech	17.1%	7.7%	—%	9.4%
SAFC	14.2%	6.4%	1.4%	6.4%
Total	14.6%	7.5%	0.4%	6.7%

Research Essentials currency adjusted sales for the second quarter and first half of 2008 reflected a 5.6% and 4.4% increase over the same periods in 2007, respectively. Organic sales growth for the second quarter of 2008 continued the pattern of exceeding expectations (adjusting for the estimated impact from the timing of the Easter holiday on organic growth in the first and second quarters of 2008) in each of the last five quarters. Strong sales gains of research-based cell culture and lab essentials products were helped by continued improvement in sales to academic accounts in the U.S. and Europe.

Research Specialties currency adjusted sales growth in the second quarter and first half of 2008 was 8.7% and 7.2%, respectively. This unit continued its exceptional performance during the three months ended June 30, 2008 with run rate growth (adjusting for the estimated impact from the timing of the Easter holiday on organic growth in the first and second quarters of 2008) exceeding its 6% long-term organic growth target for each of the last eight quarters. Improved demand from the academic sector in both the U.S. and Europe continued. Growth was also helped by a brand consolidation initiative that enabled this unit to streamline its product offering to make products easier to find and improve service, and from improved customer profiles that enabled this unit to provide more timely and relevant product information to its customers.

Research Biotech currency adjusted sales growth in the second quarter and first half of 2008 was 9.8% and 9.4%, respectively. Continued stronger spending by academic customers worldwide enhanced sales growth for molecular biology and cell signaling products. This unit’s short-term actions to add innovative new products across the drug discovery workflow through internal efforts, new collaborations and partnerships, as well as programs to market its products more effectively continued to benefit sales growth over the last four quarters. Pricing and demand for synthetic DNA products remained consistent with that experienced in the first quarter of 2008, reversing the adverse impact on overall sales growth that DNA products had during 2007.

SAFC adjusted sales growth excluding currency and acquisition impacts was 4.7% and 6.4%, respectively, for the second quarter and the first half of 2008. Sales of $170.4 during the three months ended June 30, 2008 marked the third successive quarter for achieving a new quarterly sales record. Continued strong growth in Hitech products matched with steady growth for Supply Solutions products was partially offset by moderating demand for industrial cell culture and custom pharma products and the traditionally variable quarterly performance from these product groups. Booked orders for future delivery at June 30, 2008 increased by another 4% from March 31, 2008 levels to another all time high.

Web-based sales through our award winning website during the three months ended June 30, 2008 increased by 21.9% over the same period in 2007. Overall web-based sales were 42% of worldwide second quarter 2008 Research-based (Research Essentials, Research Specialties and Research Biotech) sales as e-commerce sales to international (Europe and CAPLA (Canada, Asia Pacific and Latin America)) customers rebounded during this same period to increase by 32.4%. E-commerce sales to U.S. Research customers were 52% of total U.S. Research sales, a one percentage point improvement from the level achieved in the first quarter of 2008.

Second quarter 2008 sales in CAPLA markets increased 19.3% and 11.3% on a reported and organic basis, respectively, compared to the same period in 2007. Currency added 8.0 percentage points to organic sales growth. Sales in these markets provided 20.0% of total Company sales in the three months ended June 30, 2008, a one-percentage point improvement over results obtained for the second quarter of 2007 and consistent with the level achieved for the full year 2007. Reported quarterly sales growth in our primary focus markets of China, India and Brazil ranged from 10% to 45% during the second quarter of 2008 as the Company continued to increase its presence in each of these markets through new sales activities, completed and planned increases in production capacity, and inventory stocking initiatives.

Reported diluted net income per share

Reported diluted net income per share for the second quarter of 2008 increased by 16.7% to $0.70 from $0.60 in the second quarter of 2007. Currency added $0.08 to diluted net income per share for the second quarter of 2008, which was partially offset by a $.03 impact due to an increase in effective tax rates to 30.8% for the three months ended June 30, 2008 from 27.5% for the same period in 2007. Reported diluted net income per share for the first six months of 2008 increased by 15.5% to $1.34 from $1.16 in the first half of 2007. Currency added $.18 to diluted net income per share during the six months ended June 30, 2008, which was partially offset by a $.05 impact due to an increase in effective tax rates to 31.4% for the first half of 2008 from 28.9% for the same period in 2007. See the “Effective tax rate” section below for a discussion regarding the changes in the effective tax rates for the three and six months ended June 30, 2008 and 2007, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross profit	50.8%	51.3%	51.0%	51.3%
Selling, general and administrative expenses	24.9%	25.7%	25.4%	25.6%
Research and development expenses	2.8%	2.9%	2.8%	2.9%
Income before income taxes	22.6%	21.7%	22.2%	21.7%

Effective tax rate	30.8%	27.5%	31.4%	28.9%

Gross profit margin

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2008 as a percentage of sales compared to the same periods in 2007:

Contributing Factors	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Unfavorable product mix	(1.1)%	(1.2)%
Favorable pricing	0.7%	0.6%
Higher unit sales volume	0.8%	0.7%
Higher manufacturing and distribution costs	(1.6)%	(1.5)%
Lower margin acquired business	—%	(0.1)%
Favorable currency impact	0.7%	1.2%

Net decrease in gross profit margin as a percentage of sales	(0.5)%	(0.3)%

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 0.8% and 0.2% as a percentage of sales in the three and six months ended June 30, 2008, respectively, compared to the same periods of 2007. These decreases primarily reflect the relatively fixed nature of these costs spread over higher sales levels in 2008. Legal and professional expenses were reduced by 0.2% and 0.3% as a percentage of sales in the second quarter and first half of 2008, respectively, due primarily to a claim settlement. The decrease during the second quarter of 2008 further benefited from continued process improvement activities and declines in other individually insignificant costs that collectively reduced selling, general and administrative expenses by 0.6% as a percentage of sales.

Research and development expenses

Research and development expenses decreased 0.1% as a percentage of sales in both the three and six months ended June 30, 2008, compared to the same periods of 2007. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $3.2 and $5.8 for the three months ended June 30, 2008 and 2007, respectively, and was $7.4 and $11.7 for the first six months of 2008 and 2007, respectively. The decrease in net interest expense for both the second quarter and first half of 2008 is primarily attributable to reduced interest rates. The weighted average interest rate for short-term borrowings at June 30, 2008 was 2.4% on borrowings of $394.0 compared to a weighted average interest rate for short-term borrowings of 4.8% on borrowings of $377.9 at June 30, 2007. Long-term debt at June 30, 2008 was $200.1 at a weighted average interest rate of 6.4% compared to $209.0 at a weighted average interest rate of 6.3% at June 30, 2007.

Income before income taxes

Income before income taxes increased 19.4% to $131.2 for the three months ended June 30, 2008 from $109.9 achieved in the same period of 2007. The factors driving this increase are described above and include the impact of increased sales and the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by a decline in the gross profit margin.

Income before income taxes increased 17.6% to $255.6 for the six months ended June 30, 2008 from $217.4 achieved in the same period of 2007 due to the items mentioned above, primarily the increase in sales and the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by a decline in the gross profit margin.

Effective tax rate

The effective tax rate for all of 2008 is expected to range from approximately 30% to 32% of pretax income. The effective tax rate for the second quarter and first six months of 2008 compared to the same period in 2007 reflects a higher level of net international and state and local taxes and the absence of the U.S. R&D tax credits in 2008, partially offset by an increase in the U.S. manufacturing deduction.

Net income

Net income for the second quarter of 2008 increased to $90.8 from $79.7 for the quarter ended June 30, 2007 due to the items mentioned above, primarily the impact of increased sales and decreased selling, general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by a decline in the gross profit margin and the increase in the effective tax rate.

Net income for the six months ended June 30, 2008 increased to $175.3 as compared to net income of $154.6 for the same period of 2007. The factors driving this increase are described above and include the impact of increased sales and decreased selling, general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by a decline in the gross profit margin and the increase in the effective tax rate.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires companies to recognize, on a prospective basis, the funded status of their defined benefit pension and other post-retirement benefit plans in the Consolidated Balance Sheets, and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs. SFAS 158 also requires additional disclosures in the notes to the consolidated financial statements and requires the use of a company’s fiscal year-end as the measurement date for plan assets and benefit obligations, eliminating the use of earlier measurement dates that was previously permissible. The Company adopted all provisions of SFAS 158 as of December 31, 2006, except the measurement date requirement, which was not effective until fiscal years ending after December 15, 2008. The net impact of applying SFAS 158 on the Company’s 2006 consolidated financial statements was a $31.7 reduction of stockholders’ equity. The Company adopted the measurement date requirement provision as of January 1, 2008, which resulted in an insignificant net impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 provides companies with an option to measure certain financial instruments and certain other items at fair value that are not currently required to be measured at fair value. As the Company elected not to measure any eligible items using the fair value option in accordance with SFAS 159, the adoption of SFAS 159 in January 2008 did not impact its consolidated financial statements.

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

In December 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 addresses the accounting for activities of collaborative arrangements outside of an established separate legal entity, such as those to jointly develop and commercialize intellectual property. Under EITF 07-1, revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net based on the criteria in EITF Issue No. 99-19, “Reporting Revenue Gross as Principal versus Net as an Agent” and other applicable accounting literature. The consensus is effective for fiscal years beginning after December 15, 2008, and will be applied using a retrospective method that requires reclassification in all periods presented for those arrangements still in effect at January 1, 2009. The Company is in the process of assessing the impact of EITF 07-1 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of FSP FAS 142-3 on its consolidated financial statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$222.0	$162.3
Investing activities	(40.4)	(97.0)
Financing activities	(193.7)	(51.5)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 increased $59.7 compared to the same period of 2007. This increase results primarily from increased net income and a decreased impact from deferred taxes and inventory.

Inventory months on hand were 7.2 months at June 30, 2008, which is relatively consistent with the 7.3 months on hand at year-end 2007. Accounts receivable days sales outstanding at June 30, 2008 were 51 days, a slight increase from 50 days at December 31, 2007.

Investing Activities

Cash used in investing activities was $40.4 and $97.0 for the six months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to the absence of acquisitions compared to the same period of 2007. Capital expenditures increased slightly to $42.2 during the first half of 2008 from $36.4 during the same period of 2007. During 2008, capital spending is expected to be approximately $100.0.

Financing Activities

For the six months ended June 30, 2008, the Company’s financing activities used cash of $193.7 compared to $51.5 for the same period of 2007. This increase is due primarily to payments for treasury stock purchases of $230.5 for 4.0 shares in the first half of 2008 compared to $84.5 for 2.0 shares during the same period of 2007, as well as repayment of the $90.0 in Medium-Term Notes due February 23, 2008 compared to $19.6 of long-term debt repayments during the first six months of 2007. Cash used in the payment of dividends was $33.2 and $30.1 for the six months ended June 30, 2008 and 2007, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $141.3 and $66.2 for the six months ended June 30, 2008 and 2007, respectively. Cash receipts from the exercise of stock options were $13.9 and $13.6 for the first half of 2008 and 2007, respectively. No long-term debt was issued in 2008 or 2007.

In March 2008, the Company exercised $150.0 of the accordion feature under its $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2012. Under the revised $450.0 revolving credit facility, $30.0 will mature on December 11, 2011 and $420.0 will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At June 30, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility.

Long-term debt at June 30, 2008, excluding current maturities, was $200.1 compared to $207.0 at December 31, 2007. Consolidated total debt, as a percentage of total capitalization was 26.9% and 25.0% at June 30, 2008 and December 31, 2007, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At June 30, 2008 and December 31, 2007, the Company had repurchased a total of 88.0 and 84.0 shares, respectively, of an authorized repurchase of 90.0 shares. There were 126.0 shares outstanding as of June 30, 2008. The Company expects to acquire the remaining 2.0 shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors.

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

Contractual Obligations

At June 30, 2008, the Company had $362.9 of commercial paper outstanding and other debt of $31.1 with maturities of less than one year. The Company had long-term borrowings over one year of $200.1, for a total increase in all outstanding debt of $55.8 from December 31, 2007.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2008.

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

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 - Contingent Liabilities and Commitments—to the Company’s consolidated financial statements is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the six months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2008 – Jan 31, 2008	—	—	84.0	6.0
Feb 1, 2008 – Feb 29, 2008	0.7	$54.25	84.7	5.3
Mar 1, 2008 – Mar 31, 2008	0.2	$54.99	84.9	5.1
Apr 1, 2008 – Apr 30, 2008	—	—	84.9	5.1
May 1, 2008 – May 31, 2008	2.8	$58.58	87.7	2.3
Jun 1, 2008 – Jun 30, 2008	0.3	$57.87	88.0	2.0

Total	4.0	$57.63	88.0	2.0

On August 9, 2006, the Board of Directors authorized the repurchase of an additional 10.0 shares, bringing the total repurchase authorization to 90.0 shares after the August 9, 2006 approval. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual Meeting of Shareholders on May 6, 2008. A vote of security holders was held which included the election of Directors and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for 2008.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Rebecca M. Bergman	115,686,886	1,071,313
David R. Harvey	115,337,576	1,420,623
W. Lee McCollum	110,847,288	5,911,911
Jai P. Nagarkatti	115,798,095	960,104
Avi M. Nash	115,402,662	1,355,538
Steven M. Paul	115,406,897	1,351,302
J. Pedro Reinhard	112,286,632	4,471,567
Timothy R. G. Sear	115,749,487	1,008,713
D. Dean Spatz	114,987,554	1,770,645
Barrett Toan	115,399,960	1,358,239

Following are the results of the vote for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accountant for 2008:

For	Against	Abstain
110,035,310	5,344,912	1,377,978

Item 6.	Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135

(b) By-Laws, as amended – Incorporated by reference to Exhibit 3(b) of Form 10-K for the year ended December 31, 2006, Commission File number 0-8135.

4 (a) Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Rights Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B – Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

10 (a) Second Amendment to the Executive Employment Agreement effective as of May 6, 2008 by and between Sigma-Aldrich Corporation and David Harvey – Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on May 8, 2008, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	August 11, 2008
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)