Form 10-Q
period 2008-09-30
SIGMA ALDRICH CORP
filed 2008-11-10
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There were 125,357,020 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2008.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$540.6	$503.2	$1,690.9	$1,506.6
Cost of products sold	262.7	247.3	825.9	735.8

Gross profit	277.9	255.9	865.0	770.8
Selling, general and administrative expenses	135.2	128.3	427.4	385.5
Research and development expenses	16.5	15.0	48.4	43.6
Interest, net	3.5	5.8	10.9	17.5

Income before income taxes	122.7	106.8	378.3	324.2
Provision for income taxes	40.8	35.2	121.1	98.0

Net income	$81.9	$71.6	$257.2	$226.2

Net income per share – Basic	$0.65	$0.55	$2.02	$1.73

Net income per share – Diluted	$0.64	$0.54	$1.98	$1.70

Weighted average number of shares outstanding – Basic	125.5	130.2	127.4	130.9

Weighted average number of shares outstanding – Diluted	128.1	132.7	130.1	133.3

Dividends per share	$0.130	$0.115	$0.390	$0.345

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$220.6	$237.6
Accounts receivable, less allowance for doubtful accounts of $4.5 and $4.4, respectively	296.5	276.3
Inventories	657.0	653.6
Deferred taxes	69.3	57.7
Other current assets	59.3	57.3

Total current assets	1,302.7	1,282.5

Property, plant and equipment, net of accumulated depreciation of $864.5 and $813.8, respectively	668.3	681.5
Goodwill, net	405.2	420.3
Intangibles, net	126.0	136.9
Other assets	103.9	107.9

Total assets	$2,606.1	$2,629.1

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$413.3	$331.3
Accounts payable	117.7	131.0
Accrued payroll and payroll taxes	55.5	55.0
Accrued income taxes	59.6	47.1
Other accrued expenses	66.1	70.6

Total current liabilities	712.2	635.0

Long-term debt	200.1	207.0
Deferred post-retirement benefits	36.5	36.9
Deferred taxes	43.9	42.3
Other liabilities	96.3	91.3

Total liabilities	1,089.0	1,012.5

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 125.4 and 129.4 shares outstanding at September 30, 2008 and December 31, 2007, respectively	201.8	201.8
Capital in excess of par value	131.8	109.7
Common stock in treasury, at cost, 76.4 and 72.4 shares at September 30, 2008 and December 31, 2007, respectively	(1,805.8)	(1,534.1)
Retained earnings	2,885.9	2,679.3
Accumulated other comprehensive income	103.4	159.9

Total stockholders’ equity	1,517.1	1,616.6

Total liabilities and stockholders’ equity	$2,606.1	$2,629.1

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$257.2	$226.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.1	72.5
Deferred income taxes	(3.4)	(16.1)
Stock-based compensation expense	13.7	14.9
Other	(0.8)	4.6
Changes in assets and liabilities:
Increase in accounts receivable	(29.5)	(31.8)
Increase in inventories	(22.7)	(27.4)
Increase in accrued income taxes	15.4	25.6
Other	(5.2)	(0.6)

Net cash provided by operating activities	299.8	267.9

Cash flows from investing activities:
Property, plant and equipment additions	(64.7)	(51.5)
Proceeds from sale of property, plant and equipment	0.6	1.0
Acquisitions of businesses, net of cash acquired	(2.0)	(67.6)
Other, net	1.0	(5.2)

Net cash used in investing activities	(65.1)	(123.3)

Cash flows from financing activities:
Net issuance of short-term debt	162.8	89.8
Repayment of long-term debt	(90.0)	(67.4)
Payment of dividends	(49.5)	(45.1)
Treasury stock purchases	(291.0)	(131.4)
Exercise of stock options	22.5	24.9
Excess tax benefits from stock-based payments	8.4	5.5

Net cash used in financing activities	(236.8)	(123.7)

Effect of exchange rate changes on cash	(14.9)	8.1

Net change in cash and cash equivalents	(17.0)	29.0
Cash and cash equivalents at January 1	237.6	173.8

Cash and cash equivalents at September 30	$220.6	$202.8

Supplemental disclosures of cash flow information:
Income taxes paid	$100.5	$82.7
Interest paid, net of capitalized interest	17.6	25.2

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(4) Uncertainty in Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three or nine months ended September 30, 2008.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at September 30, 2008 may decrease by approximately $4.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of September 30, 2008.

(5) Inventories

The principal categories of inventories are:

	September 30, 2008	December 31, 2007
Finished goods	$557.1	$542.8
Work in process	27.4	29.1
Raw materials	72.5	81.7

Total	$657.0	$653.6

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2008 and December 31, 2007 are as follows:

	Cost		Accumulated Amortization
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Amortizable intangible assets:
Patents	$16.7	$16.6	$6.5	$5.6
Licenses	19.3	19.1	5.6	4.6
Customer relationships	98.6	100.9	22.1	17.6
Technical knowledge	21.9	22.6	5.3	4.3
Other	12.5	12.7	11.4	11.0

Total amortizable intangible assets	$169.0	$171.9	$50.9	$43.1

Unamortizable intangible assets:
Goodwill	$431.2	$446.6	$26.0	$26.3
Trademarks and trade names	15.7	15.9	7.8	7.8

Total unamortizable intangible assets	$446.9	$462.5	$33.8	$34.1

For the three months and nine months ended September 30, 2008, the Company recorded amortization expense of $2.8 and $8.6, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2008 and in each of the following four years.

The change in the net goodwill for the nine months ended September 30, 2008 is as follows:

Balance at December 31, 2007	$420.3
Acquisitions	(1.7)
Impact of foreign currency exchange rates	(13.4)

Balance at September 30, 2008	$405.2

(7) Debt

Notes payable

The Company has a $200.0 seven-year multi-currency European revolving credit facility with a syndicate of banks having a maturity date of March 13, 2014. The facility will be used for general purposes, including any acquisitions, by the Company’s European operations. At September 30, 2008, borrowings outstanding in U.S. dollars (USD) were $13.3 at a weighted average interest rate of 2.8%. At December 31, 2007, borrowings outstanding in USD were $56.5 at a weighted average interest rate of 3.2%. This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capital of no more than 55.0%. The Company’s consolidated net worth and consolidated total debt as a percentage of total capitalization, as defined in the credit facility, were $1,390.7 and 30.6%, respectively, at September 30, 2008.

The Company has a $450.0 five-year revolving credit facility with a syndicate of banks under which $30.0 will mature on December 11, 2011 and $420.0 will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At September 30, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility. The facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $1,390.7 and 30.6%, respectively, at September 30, 2008.

At September 30, 2008, $385.8 of commercial paper was outstanding at a weighted average interest rate of 2.5%. At December 31, 2007, $171.2 of commercial paper was outstanding at a weighted average interest rate of 4.3%.

Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won expiring on December 11, 2008. The total commitment converted into USD was $16.6 at September 30, 2008. At September 30, 2008, borrowings outstanding in USD were $5.4 at an average interest rate of 6.2%. At December 31, 2007, borrowings outstanding in USD were $11.8 at an average interest rate of 6.4%.

The Company has provided a guarantee for any outstanding borrowings under the short-term credit facility of the wholly-owned Korean subsidiary described above. There are no existing events of default that would require the Company to honor this guarantee. The borrowings subject to this guarantee are reflected in the consolidated financial statements at September 30, 2008.

The Company has other short-term credit facilities denominated in foreign currencies, excluding those mentioned above, with a total commitment converted into USD of $14.8 at September 30, 2008. Borrowings outstanding under the facilities were $1.9 and $1.8, with weighted average interest rates of 1.5% and 1.4% at September 30, 2008 and December 31, 2007, respectively.

Long-term debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
7.687% Senior Notes, due September 12, 2010	$100.0	$100.0
5.11% Senior Notes, due December 5, 2011	100.0	100.0
Medium-Term Notes, due February 23, 2008	—	90.0
Other	7.0	7.0

Total	207.0	297.0
Less – Current maturities	(6.9)	(90.0)

	$200.1	$207.0

The Company, at its option, may redeem all or any portion of the $100.0 of 7.687% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 7.687% Senior Notes contain financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which a majority of the voting shares are owned by the Company. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 7.687% Senior Notes, $1,390.7, 30.6% and 1.9%, respectively, at September 30, 2008.

The Company, at its option, may redeem all or any portion of the $100.0 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The 5.11% Senior Notes contain financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the 5.11% Senior Notes, 28.8% and 1.8%, respectively, at September 30, 2008.

The Medium-Term Notes due February 23, 2008 were issued in February 2005 as a component of the $300.0 credit agreement entered into with a syndicate of banks to partially fund acquisitions and provide for working capital requirements. The notes were fully paid at maturity in February 2008. At December 31, 2007, borrowings outstanding under these notes were $90.0 with a weighted average interest rate of 5.4%.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $5.2 and $7.6 for the three months ended September 30, 2008 and 2007, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $16.2 and $22.3 for the nine months ended September 30, 2008 and 2007, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares
Basic shares	125.5	130.2	127.4	130.9
Effect of dilutive securities	2.6	2.5	2.7	2.4

Diluted shares	128.1	132.7	130.1	133.3

Potential common shares comprised of 0.5 and 0.1 stock options were excluded from the calculation of weighted average shares for the three months and nine months ended September 30, 2008, respectively, because their effect was considered to be antidilutive.

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

For the three months ended September 30, 2008 and 2007, comprehensive (loss) income was $(33.5) and $115.2, respectively. For the nine months ended September 30, 2008 and 2007, comprehensive income was $200.7 and $284.8, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research Essentials	$103.8	$95.6	$323.3	$291.4
Research Specialties	206.3	184.6	634.1	555.6
Research Biotech	80.0	72.9	255.1	222.4

Research Chemicals	390.1	353.1	1,212.5	1,069.4
SAFC	150.5	150.1	478.4	437.2

Total	$540.6	$503.2	$1,690.9	$1,506.6

The United States sales to unaffiliated customers presented in the summary below include sales to international markets of $6.8 for both the three months ended September 30, 2008 and 2007, respectively. These sales for the nine months ended September 30, 2008 and 2007 were $23.6 and $19.5, respectively.

Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales to unaffiliated customers:
United States	$199.4	$192.3	$599.6	$569.8
United Kingdom	43.8	55.6	138.8	167.3
Germany	57.2	45.7	176.5	132.0
International	240.2	209.6	776.0	637.5

Total	$540.6	$503.2	$1,690.9	$1,506.6

	September 30, 2008	December 31, 2007
Long-lived assets:
United States	$458.7	$466.3
International	264.8	268.7

Total	$723.5	$735.0

(11) Share Repurchases

At September 30, 2008 and December 31, 2007, the Company had repurchased a total of 89.0 and 84.0 shares, respectively, of an authorized repurchase of 90.0 shares. On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The Company expects to acquire the remaining 11.0 shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors. There were 125.4 shares outstanding as of September 30, 2008.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended September 30, 2008 and 2007 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2008	2007	2008	2007	2008	2007
Service cost	$1.4	$1.4	$2.0	$2.2	$0.3	$0.2
Interest cost	1.5	1.3	2.0	1.5	0.6	0.5
Expected return on plan assets	(2.0)	(1.9)	(2.4)	(1.9)	—	—
Amortization	0.4	0.4	0.1	0.4	(0.3)	(0.3)

Net periodic benefit cost	$1.3	$1.2	$1.7	$2.2	$0.6	$0.4

The components of the net periodic benefit costs for the nine months ended September 30, 2008 and 2007 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2008	2007	2008	2007	2008	2007
Service cost	$4.3	$4.1	$5.9	$6.5	$0.8	$0.8
Interest cost	4.5	3.8	6.0	4.6	1.8	1.6
Expected return on plan assets	(6.0)	(5.6)	(7.2)	(5.6)	—	—
Amortization	1.1	1.2	0.4	1.1	(0.9)	(0.8)

Net periodic benefit cost	$3.9	$3.5	$5.1	$6.6	$1.7	$1.6

The Company contributed $7.3 to its U.S. pension plan and $4.0 to its International pension plans in the nine months ended September 30, 2008. In total, the Company expects to contribute approximately $12.4 to its defined benefit pension plans in 2008.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $2.2 and $2.1 for the three months ended September 30, 2008 and 2007, respectively, and $6.8 and $6.2 for the nine months ended September 30, 2008 and 2007, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2008.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 59 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 13 lawsuits, 2 of which have been dismissed. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The original appeal has been dismissed, but the plaintiffs refiled their appeal and oral argument has been heard. The parties are awaiting a ruling. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) changes in pricing and the competitive environment, (2) fluctuations in foreign currency exchange rates, (3) dependence on uninterrupted manufacturing operations, (4) the impact of the global credit crisis and volatility in the global financial markets, (5) changes in research and development spending patterns of pharmaceutical, biotechnology and diagnostic companies, (6) availability of commercial paper, (7) changes in the regulatory environment in which the Company operates, (8) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2007, (9) exposure to litigation, including product liability claims, (10) changes in research funding and the success of research and development activities, (11) the ability to maintain adequate quality standards, (12) reliance on third party package delivery services, (13) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (14) other changes in the business environment in which the Company operates, and (15) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company does not undertake any obligation to update these forward-looking statements.

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

Results of Operations

Sales

Reported sales increased 7.4% for the third quarter of 2008 to $540.6 from $503.2 in the third quarter of 2007. The reported sales gain for the first nine months of 2008 increased 12.2% to $1,690.9 from $1,506.6 for the same period in 2007. Organic sales growth for the third quarter and first nine months of 2008, excluding currency benefits in both periods and a contribution from the February 2007 acquisition of Epichem in the first nine months of 2008, was 4.3% and 6.0%, respectively. Changes in currency rates increased otherwise reportable growth in the third quarter of 2008 and the nine months ended September 30, 2008 by 3.1% and 6.0%, respectively. The Epichem acquisition contributed 0.2% to sales growth in the first nine months of 2008. Price increases in the three research business units represented 1.8% and 1.6% of the Company’s total organic growth for the third quarter and first nine months of 2008, respectively, with the remaining organic increase of 2.5% and 4.4%, respectively, primarily attributable to volume increases.

Reported sales growth, currency impact, increases in sales due to the Epichem acquisition, and the adjusted (organic) sales growth for 2008, compared to the same periods in 2007, were as follows:

	Three Months Ended September 30, 2008
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	8.6%	3.3%	—%	5.3%
Research Specialties	11.8%	3.6%	—%	8.2%
Research Biotech	9.7%	3.2%	—%	6.5%
Research Chemicals	10.5%	3.5%	—%	7.0%
SAFC	0.3%	2.3%	—%	(2.0)%
Total	7.4%	3.1%	—%	4.3%

	Nine Months Ended September 30, 2008
	Reported	Currency Impact	Acquisition	Adjusted (Organic)
Research Essentials	10.9%	6.3%	—%	4.6%
Research Specialties	14.1%	6.6%	—%	7.5%
Research Biotech	14.7%	6.2%	—%	8.5%
Research Chemicals	13.4%	6.4%	—%	7.0%
SAFC	9.4%	5.0%	0.8%	3.6%
Total	12.2%	6.0%	0.2%	6.0%

Research Essentials currency adjusted sales for the third quarter and first nine months of 2008 reflected a 5.3% and 4.6% increase over the same periods in 2007, respectively. Organic sales growth for the third quarter of 2008 continued the pattern of exceeding expectations in each of the last six quarters. Strong sales gains of research-based cell culture products were helped by continued improvement in sales to academic accounts in all geographic regions.

Research Specialties currency adjusted sales growth in the third quarter and first nine months of 2008 was 8.2% and 7.5%, respectively. This unit continued its strong performance during the three months ended September 30, 2008 with run rate growth exceeding its 6% long-term organic growth target for the ninth consecutive quarter. Improved demand from the academic sector in all geographic markets continued and sales to pharmaceutical customers in CAPLA (Canada, Asia Pacific and Latin America) countries rebounded in the third quarter of 2008. Growth also benefited from new service initiatives launched earlier in the year, and recent new product introductions of ultrapure proteins and chiral products.

Research Biotech currency adjusted sales growth in the third quarter and first nine months of 2008 was 6.5% and 8.5%, respectively. Continued stronger spending by academic customers worldwide enhanced sales growth for molecular biology and cell signaling products. This was partially offset by the discontinuation of selected custom peptide and antisera products to enable this business unit to focus on other more promising business areas, including custom peptide libraries, in an effort to enhance an already strong market position, new genomics and proteomics kits and the continued addition of new antibody products. Average pricing for synthetic DNA products improved in Q3 2008 over that realized in the first half of 2008 as demand for modified products increased.

SAFC adjusted sales changes excluding currency and acquisition impacts were (2.0%) and 3.6%, respectively, for the third quarter and the first nine months of 2008. Continued strong growth in Hitech products matched with steady growth for Supply Solutions and Biosciences products was offset by reduced demand for custom pharma products as pharmaceutical customers delayed deliveries on existing orders and reduced the number of requests for custom pharmaceutical projects. Overall, booked orders for future delivery at September 30, 2008 declined by approximately 10% from the June 30, 2008 level, reflecting changes in pharmaceutical demand.

Web-based sales through our award winning website during the three months ended September 30, 2008 increased by 17.6% over the same period in 2007. Web-based sales improved to 43% of worldwide third quarter 2008 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales as e-commerce sales to international (Europe and CAPLA) customers increased by 24.4%. E-commerce sales to U.S. Research customers were 51% of total U.S. Research sales, consistent with levels achieved during the first-half of 2008.

Third quarter 2008 sales in CAPLA markets increased 8.8% and 6.8% on a reported and organic basis, respectively, compared to the same period in 2007. Currency added 2.0 percentage points to organic sales growth. Sales in these markets provided 20.0% of total Company sales in the three months ended September 30, 2008, consistent with the level achieved for the full year 2007. Reported quarterly sales in our focus markets of India and Brazil increased during the third quarter of 2008 by 1% and 42%, respectively, with organic growth, exclusive of currency impacts, of 10% and 23%, respectively, compared to the same period in the prior year. Sales in China that had increased by 21% and 45% in the first and second quarters of 2008, respectively, were impacted by government-imposed operating restrictions related to the Olympic games in that country, reducing third quarter 2008 sales by 9%, but with expectations for a recovery in the final quarter of 2008.

Reported diluted net income per share

Reported diluted net income per share for the third quarter of 2008 increased by 18.5% to $0.64 from $0.54 in the third quarter of 2007. Currency added $0.07 to diluted net income per share for the third quarter of 2008, with the remaining increase of $0.03 resulting from operations. Reported diluted net income per share for the first nine months of 2008 increased by 16.5% to $1.98 from $1.70 in the first nine months of 2007. Currency and operations added $0.25 and $0.08, respectively, to diluted net income per share during the nine months ended September 30, 2008, which was partially offset by a $0.05 impact due to an increase in effective tax rates to 32.0% for the first nine months of 2008 from 30.2% for the same period in 2007. See the “Effective tax rate” section below for a discussion regarding the changes in the effective tax rates for the three and nine months ended September 30, 2008 and 2007, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross profit	51.4%	50.9%	51.2%	51.2%
Selling, general and administrative expenses	25.0%	25.5%	25.3%	25.6%
Research and development expenses	3.1%	3.0%	2.9%	2.9%
Income before income taxes	22.7%	21.2%	22.4%	21.5%

Effective tax rate	33.3%	33.0%	32.0%	30.2%

Gross profit margin

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2008 as a percentage of sales compared to the same periods in 2007:

Contributing Factors	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Unfavorable product mix	(2.0)%	(1.4)%
Favorable pricing	0.8%	0.7%
Higher unit sales volume	0.4%	0.6%
Higher manufacturing and distribution costs	(0.5)%	(1.2)%
Lower margin acquired business	—%	(0.1)%
Favorable currency impact	1.8%	1.4%

Net increase in gross profit margin as a percentage of sales	0.5%	—%

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 0.5% and 0.3% as a percentage of sales in the three and nine months ended September 30, 2008, respectively, compared to the same periods of 2007. These decreases primarily reflect the relatively fixed nature of these costs spread over higher sales levels in 2008. Insurance expenses were reduced by 0.5% and 0.1% as a percentage of sales in the third quarter and first nine months of 2008, respectively, due primarily to a reduction in overall future claim expectations. Legal and professional expenses were reduced by 0.2% as a percentage of sales in both the three and nine months ended September 30, 2008 due primarily to higher litigation fees in the prior year periods associated with a claim settlement that was reached in the first quarter of 2008. These decreases were partially offset by an increase in commissions and royalties expenses of 0.2% and 0.1% as a percentage of sales in the third quarter and first nine months of 2008, respectively, due primarily to settlement of a royalty arrangement. No other changes in expense categories were individually significant as a percentage of sales in either the three or nine months ended September 31, 2008.

Research and development expenses

Research and development expenses increased as a percentage of sales by 0.1% in the third quarter of 2008, and remained consistent as a percentage of sales in the nine months ended September 30, 2008, compared to the same periods of 2007. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $3.5 and $5.8 for the three months ended September 30, 2008 and 2007, respectively, and was $10.9 and $17.5 for the first nine months of 2008 and 2007, respectively. The decrease in net interest expense for both the third quarter and first nine months of 2008 is primarily attributable to reduced interest rates on short-term borrowings. The weighted average interest rate for short-term borrowings at September 30, 2008 was 2.6% on borrowings of $413.3 compared to a weighted average interest rate for short-term borrowings of 4.8% on borrowings of $359.9 at September 30, 2007. Long-term debt at September 30, 2008 was $200.1 at a weighted average interest rate of 6.4% compared to $207.2 at a weighted average interest rate of 6.4% at September 30, 2007.

Income before income taxes

Income before income taxes increased 14.9% to $122.7 for the three months ended September 30, 2008 from $106.8 achieved in the same period of 2007. The factors driving this increase are described above and include the impact of increased sales, an increase in the gross profit margin, the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense.

Income before income taxes increased 16.7% to $378.3 for the nine months ended September 30, 2008 from $324.2 achieved in the same period of 2007 due to the items mentioned above, primarily the increase in sales, the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense.

Effective tax rate

The effective tax rate for all of 2008 is expected to be approximately 31% of pretax income. The effective tax rate for the third quarter and first nine months of 2008 compared to the same periods in 2007 reflects the absence of the U.S. R&D tax credits during the first three quarters of 2008 and a higher level of audit and related contingencies.

Net income

Net income for the third quarter of 2008 increased to $81.9 from $71.6 for the quarter ended September 30, 2007 due to the items mentioned above, primarily the impact of increased sales, an increase in the gross profit margin, the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by the increase in the effective tax rate.

Net income for the nine months ended September 30, 2008 increased to $257.2 compared to net income of $226.2 for the same period of 2007. The factors driving this increase are described above, primarily the increase in sales, the reduction in selling general and administrative expenses as a percentage of sales and lower net interest expense, partially offset by the increase in the effective tax rate.

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

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$299.8	$267.9
Investing activities	(65.1)	(123.3)
Financing activities	(236.8)	(123.7)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2008 increased $31.9 compared to the same period of 2007. This increase results primarily from increased net income, a decrease in inventories, and net changes in income taxes.

Inventory months on hand were 6.8 months at September 30, 2008, which is slightly lower than the 7.3 months on hand at year-end 2007. Accounts receivable days sales outstanding at September 30, 2008 were 51 days, a slight increase from 50 days at December 31, 2007.

Investing Activities

Cash used in investing activities was $65.1 and $123.3 for the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to the absence of acquisitions compared to the same period of 2007. Capital expenditures increased slightly to $64.7 during the first nine months of 2008 from $51.5 during the same period of 2007. During 2008, capital spending is expected to be approximately $100.0.

Financing Activities

For the nine months ended September 30, 2008, the Company’s financing activities used cash of $236.8 compared to $123.7 for the same period of 2007. This increase is due primarily to payments for treasury stock purchases of $291.0 for 5.0 shares in the first nine months of 2008 compared to $131.4 for 3.0 shares during the same period of 2007, as well as repayment of the $90.0 in Medium-Term Notes due February 23, 2008 compared to $67.4 of long-term debt repayments during the first nine months of 2007. Cash used in the payment of dividends was $49.5 and $45.1 for the nine months ended September 30, 2008 and 2007, respectively. These cash outflows were partially offset by the issuance of short-term debt, net of repayments, of $162.8 and $89.8 for the nine months ended September 30, 2008 and 2007, respectively. Cash receipts from the exercise of stock options were $22.5 and $24.9 for the first nine months of 2008 and 2007, respectively. No long-term debt was issued in 2008 or 2007.

In March 2008, the Company exercised $150.0 of the accordion feature under its $300.0 five-year revolving credit facility with a syndicate of banks having a maturity date of December 11, 2012. Under the revised $450.0 revolving credit facility, $30.0 will mature on December 11, 2011 and $420.0 will mature on December 11, 2012. The facility supports the Company’s commercial paper program. At September 30, 2008 and December 31, 2007, the Company did not have any borrowings outstanding under this facility.

Long-term debt at September 30, 2008, excluding current maturities, was $200.1 compared to $207.0 at December 31, 2007. Consolidated total debt, as a percentage of total capitalization was 28.8% and 25.0% at September 30, 2008 and December 31, 2007, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At September 30, 2008 and December 31, 2007, the Company had repurchased a total of 89.0 and 84.0 shares, respectively, of an authorized repurchase of 90.0 shares. On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The Company expects to acquire the remaining 11.0 shares authorized for repurchase; however, the timing of the repurchases and number of shares repurchased, if any, will depend upon market conditions and other factors. There were 125.4 shares outstanding as of September 30, 2008.

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

The Company continues to assess the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to the Company’s availability of and access to short-term credit, including the market for commercial paper. Based on discussions held with the Company’s lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable or existing debt being called within the next 12 months. Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations, and working capital presently and for the next 12 months.

Contractual Obligations

At September 30, 2008, the Company had $385.8 of commercial paper outstanding and other debt of $27.5 with maturities of less than one year. The Company had long-term borrowings over one year of $200.1, for a total increase in all outstanding debt of $75.1 from December 31, 2007.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2008.

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

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 13 lawsuits, 2 of which have been dismissed. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The original appeal has been dismissed, but the plaintiffs refiled their appeal and oral argument has been heard. The parties are awaiting a ruling. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2008. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2008, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6, Note 7, Note 9 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The principal forward currency exchange contracts are for the British pound, Euro, Swiss franc, Japanese yen, Indian rupee and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these forward currency exchange contracts in the open market, as well as the ability of the counterparties to meet their obligations. Based on the relative stability of the significant foreign currencies utilized by the Company, management does not believe that a significant risk exists of these forward contracts becoming unavailable in the global marketplace within the next 12 months.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 1A.	Risk Factors

Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with the other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and other matters described in this Form 10-Q or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, financial condition or operating results could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, financial condition and operating results. Certain statements in this Form 10-Q (including certain of the following factors) constitute forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, share repurchases, capital expenditures, acquisitions and other matters. The Company does not undertake any obligation to update these forward-looking statements.

Risks Related to Our Sales and Operations

There can be no assurance that recently enacted legislation in the U.S. and around the world will have the intended effect of stabilizing the credit markets and the global financial markets.

During October 2008, most of the major European governments and the U.S. took action to infuse capital into a number of significant global financial services companies. These global actions are intended to provide stability and liquidity to the global credit markets and as a result provide stability to the financial markets worldwide. Further discussions with world leaders are on going, including a summit that will be hosted by U.S. President George Bush on November 15, 2008 to discuss the global financial crisis and the appropriate magnitude and form of continued government intervention. There can be no assurance, however, as to the actual impact of the recent international actions to stem the extreme levels of volatility within the global financial markets and the limited credit availability currently being experienced by those markets. If there is a worsening of current global economic and financial market conditions and additional tightening of global credit markets, our business could be adversely affected including our consolidated results of operations, our financial condition, our cash flows, our access to credit and the price of that credit or the trading price of our common stock.

Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies.

A number of factors impact the dollars spent on the purchase of research and development products by our customers. The pharmaceutical market has experienced a softening over the past nine months in all world areas. This trend was most prevalent for the Company in the third quarter of 2008. The Company does not have the ability to predict when this trend will reverse or the ultimate impact on demand for the Company’s products. Activities within the pharmaceutical market, which are impacting demand, include various programs to contain costs, shift from discovery to clinical research and tighter inventory management.

The credit crisis has impacted the ability of small, emerging pharmaceutical, biotech and diagnostic companies to access funding. Venture capital funding is also showing signs of slowing. Biotech companies received the largest portion of funding that was provided in the third quarter 2008. This venture capital funding also impacts discovery and clinical research spending. The extent to which demand from these customers will be impacted is unknown.

Approximately 33% of the Company’s revenues for the nine months ended September 30, 2008 are from the pharmaceutical, biotech and diagnostic companies.

Our business may be adversely affected by a decrease in the availability of commercial paper.

We have $385.8 million of commercial paper outstanding at September 30, 2008. If, as a result of the global economic crisis, the market for commercial paper becomes restricted or unavailable, our business could be adversely affected including our consolidated results of operations, our financial condition and our cash flows.

Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business.

Declining economic conditions may have a negative impact on our consolidated results of operations, our financial condition and our cash flows. Overall demand for our products could be reduced as a direct result of a global economic recession, including such industries as the pharmaceutical, chemical and electronics industries.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table represents the activity of share repurchases for the nine months ended September 30, 2008:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2008 – Jan 31, 2008	—	—	84.0	6.0
Feb 1, 2008 – Feb 29, 2008	0.7	$54.25	84.7	5.3
Mar 1, 2008 – Mar 31, 2008	0.2	$54.99	84.9	5.1
Apr 1, 2008 – Apr 30, 2008	—	—	84.9	5.1
May 1, 2008 – May 31, 2008	2.8	$58.58	87.7	2.3
Jun 1, 2008 – Jun 30, 2008	0.3	$57.87	88.0	2.0
Jul 1, 2008 – Jul 30, 2008	0.5	$60.17	88.5	1.5
Aug 1, 2008 – Aug 30, 2008	0.5	$60.81	89.0	1.0
Sep 1, 2008 – Sep 30, 2008	—	—	89.0	1.0

Total	5.0	$58.20	89.0	1.0

On August 9, 2006, the Board of Directors authorized the repurchase of an additional 10.0 shares, bringing the total repurchase authorization to 90.0 shares after the August 9, 2006 approval. On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The timing of future repurchases and number of shares repurchased, if any, will depend on market conditions and other factors.

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

10 (a) Letter Regarding Terms of Employment by and between Sigma-Aldrich Corporation and Mr. Rakesh Sachdev, dated October 23, 2008 – Incorporated by reference to Exhibit 10 (a) of Form 8-K filed with the SEC on November 5, 2008, Commission File number 0-8135.

(b) Form of Employment Agreement, as revised, by and between Sigma-Aldrich Corporation and Mr. Rakesh Sachdev, dated October 27, 2008 – Incorporated by reference to Exhibit 10 (b) of Form 8-K filed with the SEC on November 5, 2008, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Karen J. Miller	November 10, 2008
	Karen J. Miller, Controller	Date
(on behalf of the Company and as Principal Accounting Officer)