Form 10-K
period 2008-12-31
SIGMA ALDRICH CORP
filed 2009-02-27
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 314-771-5765

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value; and attached Common Share Purchase Rights	NASDAQ
(Title of Class)	(Name of Exchange on Which Registered)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$6,664,643,294	June 30, 2008
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2009 was 122,130,803.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 19-46 of the Annual Report to Shareholders for the year ended December 31, 2008	Parts I, II and IV

Proxy Statement for the 2009 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this Report.

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “plans,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cash flow, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves. Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as (1) declining global economic conditions, (2) changes in pricing and the competitive environment and the global demand for our products, (3) fluctuations in foreign currency exchange rates, (4) changes in research funding and the success of research and development activities, (5) dependence on uninterrupted manufacturing operations (6) changes in the regulatory environment in which the Company operates (7) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 9 – Income Taxes – to the Company’s consolidated financial statements on pages 36-37 of the 2008 Annual Report, which is incorporated herein by reference, (8) exposure to litigation including product liability claims, (9) the ability to maintain adequate quality standards, (10) reliance on third party package delivery services, (11) the impact of acquisitions and success in integrating and obtaining projected results from the acquisitions, (12) other changes in the business environment in which the Company operates, and (13) the outcome of the matters described in Note 10—Contingent Liabilities and Commitments—to the Company’s consolidated financial statements on pages 37-38 of the 2008 Annual Report, which is incorporated herein by reference. A further discussion of the Company’s risk factors can be found in Item 1A on page 8 of this Report. The Company does not undertake any obligation to update these forward-looking statements.

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

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 12—Company Operations by Business Unit—to the Company’s consolidated financial statements on page 40 of the 2008 Annual Report, which is incorporated herein by reference.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality chemicals, biochemicals and equipment available throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company operates in 37 countries, manufacturing 46,000 of the 100,000 chemical products it offers. The Company also offers 30,000 equipment products. The Company sells into nearly 160 countries, servicing over 88,000 accounts representing over one million individual customers.

Products

The Company has a customer-centric organizational structure featuring the Research units of Essentials, Specialties and Biotech and a Fine Chemicals unit, SAFC. This structure defines the Company’s approach to serving customers.

The Research Essentials unit sells biological buffers, cell culture reagents, biochemicals, chemicals, solvents, and other reagents and kits.

The Research Specialties unit sells organic chemicals, biochemicals, analytical reagents, chromatography and other laboratory consumables, reference materials and high-purity products.

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

Sales and Distribution

During 2008, products were sold to over 88,000 accounts representing over one million individual customers, including universities, pharmaceutical companies, commercial laboratories, industrial companies, non-profit organizations, governmental institutions, biotechnology, diagnostic, chemical and electronics companies and hospitals. Orders in laboratory quantities averaging approximately $400 accounted for 72%, 71% and 72% of the Company’s net sales in 2008, 2007 and 2006, respectively. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 28%, 29% and 28% of net sales in 2008, 2007 and 2006, respectively.

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

There are 100,000 chemical and 30,000 equipment products listed in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company produces 46,000 of the chemical products, which represented approximately 60% of sales in 2008. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 10% of the Company’s chemical or equipment purchases in 2008. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 500 issued or pending patents, over 640 licenses and has approximately 860 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “SAFC Supply Solutions,” “SAFC Pharma,” “SAFC Hitech,” “Genosys,” “Proligo” and “Pharmorphix.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC (Fine Chemicals).” Their related registered logos and the significant trademarks are expected to be maintained indefinitely.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2008, no single customer accounted for more than 2%, and no single product accounted for more than 1% of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2008, the backlog of firm orders was not significant, at less than 2% of sales. The Company anticipates that substantially all of the December 31, 2008 backlog will be shipped during 2009.

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

The Chemical Facility Anti-Terrorism Standard and the rules promulgated thereunder, regulate facilities that manufacture, use, store or distribute certain chemicals above a listed Screening Threshold Quantity. A potentially regulated facility had to complete and submit a Chemical Security Assessment Tool (Top-Screen) by January 19, 2008. All facilities, within 60 calendar days of coming into possession of a listed chemical at or above threshold, must also complete a Top-Screen. If a facility is determined to be regulated under this standard it must complete and submit to the DHS a Security Vulnerability Assessment and Site Security Plan. All Sigma-Aldrich sites have been reviewed for applicability and those subject to the rule filed the required information within the defined timeframes.

The Clean Water Act (CWA), as amended, and the regulations promulgated thereunder, regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat wastewater before discharge to the waters of the United States or a Publicly Owned Treatment Works (POTW)

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) and the Superfund Amendments and Reauthorization Act of 1986 (SARA), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of Material Safety Data Sheets (MSDS’s) and the quantities of hazardous materials in the Company’s possession. SARA, and the regulations promulgated thereunder, also stresses the importance of permanent remedies and innovative treatment technologies to clean up hazardous waste sites.

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

The Pollution Prevention Act of 1990 (PPA), as amended, and the regulations promulgated thereunder, focus on reducing the amount of pollution through cost-effective changes in production and raw materials usage. Pollution prevention also includes other practices that increase efficiency in the use of energy, water or other natural resources, and protect our resource base through conservation.

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

Registration, Evaluation and Authorization of Chemicals (REACH) is new European Union (EU) Legislation covering the manufacturing and importation of chemicals that came into law in 2007. Many of the Company’s substances needed pre-registration in 2008 and subsequent registration at various levels over the next few years. Additionally, the amount of products imported or manufactured have to be monitored and more information has to be passed along the supply chain.

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

The Company’s import declarations to U.S. Customs and Border Protection (CBP) represent approximately 7,000 entries and 65,000 individual transaction lines from over 75 different countries. Within the Company’s U.S. operations, imports encompass approximately 2,700 unique harmonized tariff codes. These codes are largely represented in Chapters 28, 29 and 38, representing organic and inorganic chemicals and compounds and miscellaneous chemical products. These imports are subject to the Tariff Act of 1930 (as amended), The Customs Modernization Act of 1993, and Title 19 of the Code of Federal Regulations.

Research and Development

Research and development expenses were 2.9%, 2.9% and 2.9% of sales in 2008, 2007 and 2006, respectively. The research and development expenses relate primarily to efforts to add new manufactured products. All manufactured products accounted for approximately 60% of net sales in 2008.

Number of Persons Employed

The Company had 7,925 employees as of December 31, 2008. The total number employed in the United States was 4,066 with the remaining 3,859 employed by the Company’s international subsidiaries. The Company employs over 2,400 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 470 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2008, 2007 and 2006, is located in Note 12—Company Operations by Business Unit—to the Company’s consolidated financial statements on page 40 of the 2008 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2008, 2007 and 2006, approximately 65%, 64% and 62%, respectively, of the Company’s net sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 36 other countries.

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

(f)	Executive Officers of the Registrant

The Executive Officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	50	President, SAFC
David R. Harvey	69	Chairman of the Board
David W. Julien	54	President, Supply Chain
Richard A. Keffer	54	Vice President, General Counsel & Secretary
Karen J. Miller	51	Vice President-Strategy & Corporate Development (formerly Controller)
Jai P. Nagarkatti	62	President and Chief Executive Officer
Douglas W. Rau	52	Vice President, Human Resources
Kirk A. Richter	62	Treasurer
Rakesh Sachdev	53	Vice President and Chief Financial Officer
David A. Smoller	46	President, Research Biotech
Carl S. Turza	50	Chief Information Officer
Gerrit J.C. van den Dool	55	Vice President, Sales
Steven G. Walton	41	Vice President, Safety & Quality
Franklin D. Wicks	55	President, Research Specialties & Research Essentials

There is no family relationship between any of the officers or directors. These officers serve at the pleasure of the Board of Directors subject to the terms of any employment or similar agreements.

Mr. Cottier has been President of the SAFC unit of the Company since January 2009. He served as President of the Research Essentials unit of the Company from July 2005 until January 2009. He served as the Vice President of Sales of the Company from 2003 to 2005.

Dr. Harvey has been Chairman of the Board of the Company since January 2001. He served as the Chief Executive Officer for more than five years until December 31, 2005 and as President of the Company for more than five years until August 2004. He is also a director of CF Industries.

Mr. Julien has been President of Supply Chain of the Company since January 2009. He served as President of the Research Specialties unit of the Company from July 2005 to January 2009. He served as President of the Biotechnology unit of the Company for more than five years until July 2005.

Mr. Keffer has been Vice President, General Counsel & Secretary of the Company since August 2006. He served as Vice President, General Counsel and Secretary with D&K Healthcare from 2004 to 2006. Previously, he was General Counsel, Secretary and Corporate Compliance Officer for Aurora Foods, Inc. from 2002 to 2003.

Ms. Miller has been Vice President-Strategy & Corporate Development of the Company since January 2009. She served as Controller of the Company for more than five years until January 2009.

Dr. Nagarkatti has been Chief Executive Officer of the Company since January 2006. He has been President of the Company since August 2004. He served as Chief Operating Officer of the Company from August 2004 until December 31, 2005. Previously he served as President of the Scientific Research unit of the Company from December 2002 to August 2004.

Mr. Rau has been Vice President Human Resources of the Company since October 2005. He served as Vice President Human Resources of Kellwood Company from 2002 to 2005.

Mr. Richter has been Treasurer of the Company for more than five years.

Mr. Sachdev has been Vice President and Chief Financial Officer of the Company since November 2008. He served as Senior Vice President and President Asia Pacific of ArvinMeritor from March 2007 to July 2008. He served as Senior Vice President of Corporate Development and Strategy of ArvinMeritor from April 2005 through March 2007. He served as Interim Chief Financial Officer, Vice President and Controller of ArvinMeritor from August 2003 to March 2005.

Dr. Smoller has been President of the Research Biotech unit of the Company since July 2007. He served as Vice President Research & Development of the Company from June 2004 to June 2007. He served as Vice President of EMG Biosciences from August 2003 until June 2004. Previously, he served as President, CEO, and Co-Founder of ProteoPlex, Inc. from November 2001 until August 2003.

Mr. Turza has been Chief Information Officer of the Company since April 2006. He served as Chief Operating Officer for Woodwind & Brasswind from 2004 to 2006. Previously, he was Vice President of e-Business for W.W. Grainger from 2000 to 2004.

Mr. van den Dool was named Vice President of Sales of the Company in July 2007. He served as Vice President of Sales and Operations, Europe for the Company from 2003 to 2007. Previously, he served as Vice President of Sales, Europe for the Company from 1999 to 2003.

Mr. Walton has been Vice President Safety and Quality of the Company since August 2005. Previously, he served as Director of Corporate Health and Safety at ArvinMeritor from 2000 to 2005.

Dr. Wicks has been President of the Research Essentials and Specialties units of the Company since January 2009. Previously, he served as President of the SAFC unit of the Company for more than five years.

The present terms of office of the Directors will expire when the next annual meeting of the Directors is held and their successors are elected.

Item 1A.	Risk Factors

Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with other matters described in this Form 10-K or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, financial condition or operating results could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, financial condition and operating results. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cash flow, share repurchases, capital expenditures, acquisitions and other matters. The Company does not undertake any obligation to update these forward-looking statements.

Risks Related to Our Sales and Operations

Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business.

Declining economic conditions may have a negative impact on our consolidated results of operations, our financial condition and our cash flows. Overall demand for our products could be reduced as a direct result of a global economic recession, including such segments as the pharmaceutical, chemical and electronics industries.

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

A number of factors impact the dollars spent on the purchase of research and development products by our customers. Our pharmaceutical customers experienced a softening over the past year in all world areas. This trend was most prevalent for the Company in the second half of 2008. The Company does not have the ability to predict when this trend will reverse or the ultimate impact on demand for the Company’s products. Activities within these pharmaceutical companies, which are impacting demand, include various programs to contain costs, shift from discovery to clinical research and tighter inventory management.

The credit crisis has impacted the ability of small, emerging pharmaceutical, biotech and diagnostic companies to access funding. Venture capital funding is also showing signs of slowing. This venture capital funding also impacts discovery and clinical research spending. The extent to which demand from these customers will be impacted is unknown.

Approximately 35% of the Company’s revenues for the year ended December 31, 2008 are from the pharmaceutical, biotech and diagnostic companies.

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

We are subject to a variety of taxes in numerous local, regional, national and international jurisdictions. The laws regulating the taxes which we are subject to may change. We have no control over these changes and their impact, if any, on our results. Additionally, results of tax audit activity may also impact our tax provision and our profits. We reflect changes in our actual or forecast income tax rates as relevant facts and circumstances are known to us. Variations to our forecast tax rate and forecast diluted EPS in the future are possible due in part to tax rate changes and changes in the status of tax uncertainties pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (FIN 48).

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

During the third quarter of 2007, we implemented an initiative to improve how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. The purpose of this initiative is to reduce our overall manufacturing and procurement costs and expand margins over the next five years. Due to the scope and complexity of this initiative there are certain risks associated with its implementation. If unexpected costs or delays are encountered, our margins may not benefit as much or as quickly as we had anticipated. The global economic slow down and the cost of energy could also impact the savings which will be achieved.

Our business may be adversely affected by a decrease in the availability of commercial paper.

We had $378.7 million of commercial paper outstanding at December 31, 2008. If, as a result of the global economic crisis, the market for commercial paper becomes restricted or unavailable, our business could be adversely affected including our consolidated results of operations, our financial condition and our cash flows.

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

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Additionally, approximately 42% of the Company’s research sales originated through e-commerce. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Technology innovations in the markets that we serve may create alternatives to our products and result in reduced sales.

Technology innovations, which our current and potential customers might have access to, could reduce or eliminate their need for our products. A new, competing or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of those products. Our customers also constantly attempt to reduce their manufacturing costs and improve product quality. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition.

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

A number of the products we sell to pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a pharmaceutical or biotechnology customer does not select our products early in its manufacturing design phase for any number of reasons, including, but not limited to, cost, ease of use, ability to supply large quantities or similar reasons, we may lose the opportunity to participate in the customer’s manufacturing of such product. Because we face competition in this market from other companies, we run the risk that our competitors could win significant early business with a customer making it difficult for us to recover that late stage commercialization opportunity.

Disruption in our distribution capability could adversely affect our business and operations.

We have an automated warehouse in Germany, which handles a significant amount of our international distribution in our global supply chain. The efficiency and effectiveness of our global distribution network would be significantly compromised if this warehouse was impacted by a natural disaster or other local disruption. If a disruption occurs, we may not be able to secure alternate distribution and replace the compromised inventory in a timely manner, causing a deterioration in our current service levels. Failure to do so could have a material adverse effect on our business and results of operations.

We have significant inventories on hand.

We maintain significant inventories and have an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including the current uncertainty in the global market, could also have an impact on the value of inventory and adversely impact our results of operations. Additionally, if it would become necessary to rework product to make it saleable, this additional effort would impact the cost and impact our operating results.

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

We have acquired or invested in several businesses and technologies and routinely review additional opportunities. Certain risks exist including the potential for:

•	the acquisition or investment failing to provide the benefits originally anticipated by our management,

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies,

•	difficulties in assimilating and retaining employees and customers of the acquired companies,

•	management’s attention being diverted to the integration of the acquired businesses or acceptance of the acquired technology, and

•	unanticipated contract or regulatory issues.

None of these difficulties have been historically significant, but if they were to be in the future, we may be unable to achieve expectations from our acquisition strategy. In addition, we compete with other companies for suitable acquisition targets and may not be able to acquire certain targets that we seek. Also, certain businesses we have acquired or invested in may not generate the cash flow and/or earnings or other benefits that we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate acquisitions in a timely manner, acquisitions may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.

We must continually offer new products and technologies.

Our success depends in large part on continuous and timely development and introduction of new products that address evolving customer needs and changes in the market. We also believe that because of the initial time investment required by our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer purchases a product from a competitor.

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

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. For example, the effect of translating foreign currency sales into U.S. dollars increased the 2008, 2007, and 2006 sales growth by 2.7%, 4.8% and 0.4%, respectively. Furthermore, reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, the Far East, the Middle East, Australia and Africa. Sales outside the United States were in excess of 60% of total sales in 2008. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2008, approximately 10% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	future fluctuations in exchange rates,

•	complex regulatory requirements and changes in those requirements,

•	trade protection measures, tariff, royalties or taxes, and import or export licensing requirements or restrictions,

•	multiple jurisdictions and differing tax laws, as well as changes in those laws,

•	restrictions on our ability to repatriate investments and earnings from foreign operations,

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets,

•	difficulty in staffing and managing worldwide operations,

•	changes in shipping costs, and

•	difficulties in collecting on accounts receivable.

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

We are subject to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,”(SFAS 142) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2008, goodwill and other intangible assets with indefinite lives represented approximately 15% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2008.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	1,641	4,177	admin., production, warehousing, distrib.
Germany	46	646	admin., production, warehousing, distrib.
Switzerland	13	422	admin., production, warehousing, distrib.
United Kingdom	251	452	admin., production, warehousing, distrib.
Israel	6	132	admin., production, warehousing, distrib.
All Other	62	885	admin., production, warehousing, distrib.

Total	2,019	6,714
Percent Owned Property	81%
Percent Leased Property	19%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets.

On average during 2008, the Company used approximately 65% of its manufacturing capacity and expects to increase the utilization of its plants in the future while continuing to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings

The information contained in Note 10 - Contingent Liabilities and Commitments - on pages 37-38 of the 2008 Annual Report is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2008 and 2007 is located on page 19 of the 2008 Annual Report under the caption “Common Stock Data,” which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table represents share repurchases by the Company for the year ended December 31, 2008 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2007			$84.0	6.0
Jan. 1, 2008 – Jan. 31, 2008	—	—	84.0	6.0
Feb. 1, 2008 – Feb. 29, 2008	0.7	$54.25	84.7	5.3
Mar. 1, 2008 – Mar. 31, 2008	0.2	$54.99	84.9	5.1
Apr. 1, 2008 – Apr. 30, 2008	—	—	84.9	5.1
May 1, 2008 – May 31, 2008	2.8	$58.58	87.7	2.3
Jun. 1, 2008 – Jun. 30, 2008	0.3	$57.87	88.0	2.0
Jul. 1, 2008 – Jul. 31, 2008	0.5	$60.17	88.5	1.5
Aug. 1, 2008 – Aug. 31, 2008	0.5	$60.81	89.0	1.0
Sep. 1, 2008 – Sep. 30, 2008	—	—	89.0	1.0
Oct. 1, 2008 – Oct. 31, 2008	2.9	$38.75	91.9	8.1
Nov. 1, 2008 – Nov. 30, 2008	0.4	$44.45	92.3	7.7
Dec. 1, 2008 – Dec. 31, 2008	—	$—	92.3	7.7

Total at Dec. 31, 2008	8.3	$50.74	92.3	7.7

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

On October 20, 2008 the Board of Directors authorized the repurchase of up to an additional 10 million shares, to be available for purchase within the next three years, bringing the total repurchase authorization to 100 million shares. The timing of these future repurchases, if any, will depend on market conditions and other factors.

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data

The information required by Items 6 through 8 is incorporated herein by reference to pages 19–46 of the 2008 Annual Report. See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2008 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on page 46 of the 2008 Annual Report is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

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

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information, if any, under the captions “Director Compensation and Transactions,” “Principal Beneficial Owners and Transactions” and “Related Party Disclosure” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2009 Proxy Statement, which will be filed within 120 days after December 31, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2008 Annual Report listed in such Index are hereby incorporated by reference.

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

SIGMA-ALDRICH CORPORATION (Registrant)

By	/s/ Karen J. Miller	February 27, 2009
	Karen J. Miller, Vice President-Strategy & Corporate Development (formerly Controller)	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jai P. Nagarkatti	February 27, 2009
	Jai P. Nagarkatti, President and Chief Executive Officer (Principal Executive Officer)	Date

By	/s/ Karen J. Miller	February 27, 2009
	Karen J. Miller, Vice President-Strategy& Corporate Development (formerly Controller) (Principal Accounting Officer)	Date

By	/s/ Rakesh Sachdev	February 27, 2009
	Rakesh Sachdev, Vice President and Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ David R. Harvey	February 27, 2009
	David R. Harvey, Chairman of the Board	Date

By	/s/ Rebecca M. Bergman	February 27, 2009
	Rebecca M. Bergman, Director	Date

By	/s/ W. Lee McCollum	February 27, 2009
	W. Lee McCollum, Director	Date

By
	Avi M. Nash, Director	Date

By	/s/ Steven M. Paul	February 27, 2009
	Steven M. Paul, Director	Date

By
	J. Pedro Reinhard, Director	Date

By	/s/ Timothy R.G. Sear	February 27, 2009
	Timothy R.G. Sear, Director	Date

By	/s/ D. Dean Spatz	February 27, 2009
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 27, 2009
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Page Number Reference Annual Report to Shareholders (Filed as Exhibit 13 Hereto)
Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2008 and Quarterly Financial Data for the quarterly periods in 2008 and 2007	19

Management’s Discussion and Analysis	21-27

Market risk disclosure	27

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2008 and 2007	29

Consolidated statements for the years ended December 31, 2008, 2007 and 2006

Income	28

Stockholders’ Equity	30

Cash Flows	31

Notes to consolidated financial statements	32-45

Management’s report on internal control over financial reporting	46

Report of independent registered public accounting firm	46

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits
2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3(b) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended November 14, 2006 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Employment Agreement with Chairman of the Board David R. Harvey effective January 1, 2006* — Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(g)	Amendment to the Employment Agreement effective as of May 4, 2007 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 4, 2007, Commission File Number 0-8135.

(h)	Amendment to the Employment Agreement effective as of May 6, 2008 by and between the Sigma-Aldrich Corporation and David R. Harvey. * Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 8, 2008, Commission File Number 0-8135.

(i)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(j)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(m)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(o)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(p)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(q)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(r)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, David W. Julien, Richard A. Keffer, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, David A. Smoller, Carl S. Turza, Gerrit J.C. van den Dool, Steven G. Walton and Franklin D. Wicks)* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(s)	Form of Change in Control Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, David W. Julien, Richard A. Keffer, Karen J. Miller, Jai Nagarkatti, Douglas W. Rau, Rakesh Sachdev, David A. Smoller, Carl S. Turza, Gerrit J.C. van den Dool and Franklin D. Wicks)* — Incorporated by reference to Exhibit 10(a) of Form 8-K filed December 31, 2008, Commission File Number 0-8135.

(t)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(u)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File Number 0-8135.

(v)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(v).

(w)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(w).

(x)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(y)	Letter Regarding Terms of Employment by and between Sigma-Aldrich Corporation and Rakesh Sachdev, dated October 23, 2008 — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 5, 2008, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated September 12, 2000. Incorporated by reference to Exhibit 10(x) of Form 10-K filed for the year ended December 31, 2007, Commission File Number 0-8135.

(aa)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005, Commission File Number 0-8135.

(ab)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(ac)	Note Purchase Agreement dated December 5, 2006 – Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(ad)	Credit Facility Agreement dated March 13, 2007 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 14, 2007, Commission File Number 0-8135.

(ae)	Flexible Deferral Plan* – Incorporated by reference to Exhibit 10(aa) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2008 consolidated financial statements filed as Exhibit 13 below.

13	Pages 19-46 of the Annual Report to Shareholders for the year ended December 31, 2008.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.2.

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

F - 4