Form 10-Q
period 2009-03-31
SIGMA ALDRICH CORP
filed 2009-05-05
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There were 122,088,565 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2009.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$519.3	$569.6
Cost of products sold	250.7	277.4

Gross profit	268.6	292.2
Selling, general and administrative expenses	127.2	147.7
Research and development expenses	15.7	15.9

Operating Income	125.7	128.6
Interest, net	2.9	4.2

Income before income taxes	122.8	124.4
Provision for income taxes	38.4	39.9

Net income	$84.4	$84.5

Net income per share – Basic	$0.69	$0.65

Net income per share – Diluted	$0.68	$0.64

Weighted average number of shares outstanding – Basic	122.1	129.2

Weighted average number of shares outstanding – Diluted	123.3	131.9

Dividends per share	$0.145	$0.130

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$226.8	$251.8
Accounts receivable, less allowance for doubtful accounts of $4.6 and $4.1, respectively	297.6	269.8
Inventories	648.5	661.8
Deferred taxes	51.5	45.9
Other current assets	64.8	79.9

Total current assets	1,289.2	1,309.2

Property, plant and equipment, net of accumulated depreciation of $861.2 and $862.1, respectively	655.0	660.4
Goodwill, net	383.7	388.3
Intangibles, net	117.8	120.6
Other assets	79.3	78.0

Total assets	$2,525.0	$2,556.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$434.8	$528.8
Accounts payable	120.6	114.6
Accrued payroll and payroll taxes	47.7	58.6
Accrued income taxes	69.5	41.1
Other current liabilities	72.7	50.8

Total current liabilities	745.3	793.9

Long-term debt	200.0	200.1
Post-retirement benefits	39.9	39.5
Deferred taxes	22.6	18.6
Other liabilities	125.1	125.2

Total liabilities	1,132.9	1,177.3

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 122.1 shares outstanding at March 31, 2009 and December 31, 2008	201.8	201.8
Capital in excess of par value	136.3	133.0
Common stock in treasury, at cost, 79.7 shares at March 31, 2009 and December 31, 2008	(1,940.4)	(1,935.3)
Retained earnings	3,021.1	2,954.4
Accumulated other comprehensive income (loss)	(26.7)	25.3

Total stockholders’ equity	1,392.1	1,379.2

Total liabilities and stockholders’ equity	$2,525.0	$2,556.5

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$84.4	$84.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.5	25.3
Deferred income taxes	0.5	(7.3)
Stock-based compensation expense	3.4	6.0
Other	(0.8)	0.2
Changes in assets and liabilities:
Increase in accounts receivable	(39.8)	(42.7)
Increase in inventories	(5.4)	(9.4)
Increase/(decrease) in accounts payable	6.7	(19.9)
Increase in accrued income taxes	31.0	36.7
Other	11.6	15.8

Net cash provided by operating activities	114.1	89.2

Cash flows from investing activities:
Property, plant and equipment additions	(28.2)	(18.9)
Proceeds from sale of property, plant and equipment	2.0	—
Acquisitions of businesses, net of cash acquired	(1.9)	—
Other, net	(0.7)	1.1

Net cash used in investing activities	(28.8)	(17.8)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(73.9)	50.0
Repayment of long-term debt	(6.9)	(90.0)
Payment of dividends	(17.7)	(16.7)
Treasury stock purchases	(7.2)	(47.3)
Exercise of stock options	1.9	9.3
Excess tax benefits from stock-based payments	0.4	3.1

Net cash used in financing activities	(103.4)	(91.6)

Effect of exchange rate changes on cash	(6.9)	9.0

Net change in cash and cash equivalents	(25.0)	(11.2)
Cash and cash equivalents at January 1	251.8	237.6

Cash and cash equivalents at March 31	$226.8	$226.4

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$6.2	$7.8
Interest paid, net of capitalized interest	4.1	7.6

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements. Tabular format disclosure by accounting designation of each type of derivative and its impact on an entity’s financial statements is expected to provide a more complete picture of the impacts of the Company’s use of derivatives. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a significant impact on the consolidated financial statements of the Company or the notes thereto, as the impact of derivatives on the Company’s financial position, results of operations and cash flows is not significant.

(4) Uncertainty in Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three months ended March 31, 2009.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2009 may decrease by approximately $9.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of March 31, 2009.

(5) Inventories

The principal categories of inventories are:

	March 31, 2009	December 31, 2008
Finished goods	$548.9	$566.9
Work in process	30.0	27.2
Raw materials	69.6	67.7

Total	$648.5	$661.8

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2009 and December 31, 2008 are as follows:

	Cost		Accumulated Amortization
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Amortizable intangible assets:
Patents	$16.8	$16.7	$6.8	$6.6
Licenses	20.1	20.1	6.1	5.8
Customer relationships	94.7	95.1	24.6	23.1
Technical knowledge	20.9	21.1	6.0	5.6
Other	12.5	12.5	11.3	11.4

Total amortizable intangible assets	$165.0	$165.5	$54.8	$52.5

Unamortizable intangible assets:
Goodwill	$409.3	$414.2	$25.6	$25.9
Trademarks and trade names	15.4	15.4	7.8	7.8

Total unamortizable intangible assets	$424.7	$429.6	$33.4	$33.7

For the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $2.7 and $3.0, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $10.0 – $11.0 from 2009 through 2013.

The change in the net goodwill for the three months ended March 31, 2009 is as follows:

Balance at December 31, 2008	$388.3
Acquisitions	(0.1)
Impact of foreign currency exchange rates	(4.5)

Balance at March 31, 2009	$383.7

(7) Debt

Notes payable and long-term debt consist of the following:

	March 31, 2009		December 31, 2008
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper	$343.0	0.3%	$378.7	0.5%
$200.0 European revolving credit facility, due March 13, 2014 (1)	71.7	1.4%	135.9	0.6%
Sigma-Aldrich Korea limited credit facility, due June 11, 2009	2.9	6.5%	5.1	6.2%
Other short-term credit facilities	17.2	1.3%	2.2	1.5%

Total Notes payable	434.8	0.5%	521.9	0.6%
Plus – current maturities of Long-term debt	—	—	6.9	5.3%

Total Notes payable and current maturities of long-term debt	$434.8	0.5%	$528.8	0.6%

Long-term debt
Senior notes, due September 12, 2010 (2)	$100.0	7.7%	$100.0	7.7%
Senior notes, due December 5, 2011 (3)	100.0	5.1%	100.0	5.1%
Other	—	—	7.0	5.3%

Total	200.0	6.4%	207.0	6.4%
Less – current maturities	—	—	(6.9)	5.3%

Total long-term debt	$200.0	6.4%	$200.1	6.4%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization were, as defined in the respective agreement, $1,353.1 and 31.9%, respectively, at March 31, 2009.

(2)	Note agreement contains financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which the Company owns a majority of the voting shares. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, $1,353.1, 31.9% and 6.4%, respectively, at March 31, 2009.

(3)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 31.3% and 6.2%, respectively, at March 31, 2009.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facility of the wholly-owned Korean subsidiary. There are no existing events of default that would require the Company to honor these guarantees. The borrowings subject to these guarantees are reflected in the consolidated financial statements at March 31, 2009.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3.6 and $6.1 for the three months ended March 31, 2009 and 2008, respectively.

(8) Earnings per Share

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2009	2008
Weighted average shares
Basic shares	122.1	129.2
Effect of dilutive securities	1.2	2.7

Diluted shares	123.3	131.9

Potential common shares totaling 1.8 and 1.0 were excluded from the calculation of weighted average shares for the three months ended March 31, 2009 and 2008, respectively, because their effect was considered to be antidilutive.

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

For the three months ended March 31, 2009 and 2008, comprehensive income was $32.4 and $149.9, respectively.

(10) Company Operations by Business Unit

The Company consists of four business units, which define the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income and free cash flow. Based on these factors, the Company has concluded that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended March 31,
	2009	2008
Research Essentials	$105.7	$110.1
Research Specialties	195.6	213.3
Research Biotech	82.4	88.7

Research Chemicals	383.7	412.1
SAFC	135.6	157.5

Total	$519.3	$569.6

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended March 31,
	2009	2008
Net sales to unaffiliated customers:
United States	$192.3	$194.8
Germany	54.1	59.3
International	272.9	315.5

Total	$519.3	$569.6

	March 31, 2009	December 31, 2008
Long-lived assets:
United States	$448.0	$470.6
International	242.7	259.1

Total	$690.7	$729.7

(11) Share Repurchases

At March 31, 2009 and December 31, 2008, the Company had repurchased a total of 92.5 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 7.5 remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 122.1 shares outstanding as of March 31, 2009.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended March 31, 2009 and 2008 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2009	2008	2009	2008	2009	2008
Service cost	$1.6	$1.4	$1.6	$2.0	$0.2	$0.3
Interest cost	1.6	1.5	1.9	2.0	0.6	0.6
Expected return on plan assets	(1.8)	(2.0)	(1.7)	(2.4)	—	—
Amortization	1.2	0.4	0.8	0.1	(0.2)	(0.3)

Net periodic benefit cost	$2.6	$1.3	$2.6	$1.7	$0.6	$0.6

The Company is not required to make a contribution to its U.S. pension plan in 2009. The Company contributed $1.1 to its international pension plans in the three months ended March 31, 2009. In total, the Company expects to contribute approximately $4.6 to its defined benefit pension plans in 2009.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2.4 and $2.3 for the three months ended March 31, 2009 and 2008, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2009.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which has been approved by the court. The settlement is not significant to the Company’s consolidated financial statements.

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

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 15 lawsuits, 2 of which have been dismissed. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

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

The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages, and the Company has asked the Ohio Supreme Court to hear the case. The parties are awaiting a decision from the Ohio Supreme Court. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

(in millions, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, cost savings, process improvements, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) declining global economic conditions, (2) changes in pricing and the competitive environment and the global demand for its products, (3) fluctuations in foreign currency exchange rates, (4) changes in research funding and the success of research and development activities, (5) dependence on uninterrupted manufacturing operations, (6) changes in the regulatory environment in which the Company operates, (7) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 9 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2008, (8) exposure to litigation, including product liability claims, (9) the ability to maintain adequate quality standards, (10) reliance on third party package delivery services, (11) the impact of acquisitions and success in integrating and obtaining projected results from acquisitions, (12) other changes in the business environment in which the Company operates, and (13) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company does not undertake any obligation to update these forward-looking statements.

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s controllable, local currency performance. Organic sales growth data presented herein excludes currency impacts. While the Company is able to report currency impacts after the fact, it is unable to estimate changes that may occur later in 2009 to applicable exchange rates, and is thus unable to reconcile the projected non-GAAP, currency adjusted internal growth rates to reported GAAP growth rates for the year 2009 as required by Regulation G adopted by the Securities and Exchange Commission. Any significant changes in currency exchange rates would likely have a significant impact on the Company’s reported growth rates due to the volume of our sales denominated in foreign currencies.

The Company also reports both GAAP and adjusted sales and income amounts and comparisons to reflect what it believes is ongoing and/or comparable operating results excluding currency impacts. The Company excludes this item in judging its historical performance and in assessing its expected future performance and believes this non-GAAP information is useful to investors as well.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Sigma-Aldrich is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over one million scientists and technologists use our products. Sigma-Aldrich operates in 38 countries and has 7,800 employees providing excellent service worldwide. The Company is committed to accelerating its Customers’ success through Innovation and Leadership in Life Science, High Technology and Service.

Highlights of our consolidated results for the three months ended March 31, 2009, are as follows:

•	Sales were $519.3, a decline of 9% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by 10%, sales increased by 1% year over year.

•	Pretax income margin was 23.6%, up from 21.8% a year ago.

•	Diluted income per share was $0.68, compared to $0.64, a 6% increase when compared to the same period last year.

•	Net cash provided by operating activities was $114.1, an increase of $24.9 when compared to the same period last year.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in fiscal year 2009 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition, including changes in pricing;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies;

•	Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these results;

•	Foreign currency exchange rate fluctuations may adversely affect our business;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits will impact our tax expense and our profits; and

•	Our failure to protect our intellectual property may significantly harm our results of operations.

The following is a summary of our financial results (in millions, expect per share amounts)

	Three Months Ended March 31,
	2009	2008
Net sales	$519.3	$569.6
Cost of products sold	250.7	277.4

Gross profit	268.6	292.2

Selling, general and administrative expenses	127.2	147.7
Research and development expenses	15.7	15.9

Operating income	125.7	128.6
Interest, net	2.9	4.2

Income before income taxes	122.8	124.4
Provision for income taxes	38.4	39.9

Net income	$84.4	$84.5

Net income per share – Diluted	$0.68	$0.64

Results of Operations

Sales

Sales decreased 8.8% for the first quarter of 2009 to $519.3 from $569.6 in the first quarter of 2008. Organic sales growth, which is defined as reported sales adjusted for changes in foreign currency exchange rates, for the first quarter of 2009 was 1.0%. Changes in foreign currency exchange rates decreased reported sales in the first quarter of 2009 by 9.8% when compared to the same period last year. Price increases in the three research business units represented 3.7% of the Company’s total organic growth for the first quarter of 2009. The remainder of the sales change was primarily attributable to volume decreases of approximately 2.7%.

Reported sales growth, currency impact, and the adjusted (organic) sales growth for 2009, compared to the same period in 2008, were as follows:

	Three Months Ended March 31, 2009
	Reported	Currency Impact	Adjusted (Organic)
Research Essentials	(4.0)%	(11.1)%	7.1%
Research Specialties	(8.3)%	(10.5)%	2.2%
Research Biotech	(7.1)%	(9.0)%	1.9%

Research Chemicals	(6.9)%	(10.3)%	3.4%
SAFC	(13.9)%	(8.6)%	(5.3)%

Total	(8.8)%	(9.8)%	1.0%

Research Essentials currency adjusted sales for the first quarter of 2009 reflected a 7.1% increase over the same period in 2008. Strong sales gains in lab essential products in all world areas were the primary driver of growth in the quarter. Customer segments contributing to this growth were pharmaceutical and academic customers.

Research Specialties currency adjusted sales growth in the first quarter of 2009 was 2.2%. Improved demand from the academic and government sectors in Europe and CAPLA (Canada, Asia Pacific and Latin America) fueled the majority of the organic growth in the first quarter of 2009. The analytical and biochemistry product groups were the main drivers of the growth in the first quarter of 2009. Demand is down from our pharmaceutical and contract research organization customer base due to lower research spending.

Research Biotech currency adjusted sales growth in the first quarter of 2009 was 1.9%. Sales in Europe and CAPLA drove the organic growth. The product initiatives driving the growth in the quarter were cell signaling and molecular biology. Nonrecurring activity in the first quarter of 2008 is partially masking the impact of this organic growth.

SAFC currency adjusted sales change was a decrease of 5.3% for the first quarter of 2009 compared to the same period in 2008. Sales in the United States were flat with declines in both Europe and CAPLA. Sales declines in our non-life science products and our custom pharmaceutical business were only partially offset by improved sales in our bioscience industrial media business. Our booked orders for future delivery in SAFC increased by 16% at March 31, 2009 from their December 31, 2008 level.

Web-based sales through our award winning website during the three months ended March 31, 2009 increased by 0.7% over the same period in 2008. Web-based sales improved to 44% of worldwide first quarter 2009 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales as e-commerce sales to U.S. customers increased by 4.9%. E-commerce sales to U.S. Research customers were 54% of total U.S. Research sales compared to 51% level achieved during the first quarter of 2008.

Reported diluted net income per share

Reported diluted net income per share for the first quarter of 2009 increased by 6.3% to $0.68 from $0.64 in the first quarter of 2008. The impact of foreign currency exchange rates lowered diluted earnings per share by $0.13 when compared to the same period last year. The Company’s strategic pricing actions, global supply chain activities and efforts to lower selling, general and administrative costs, together with reduced interest expense and a lower effective tax rate contributed $0.18 to diluted earnings per share when compared to the same period last year. Lower fully diluted shares outstanding also added $0.04 to the diluted net income per share in 2009 as compared to the same period in 2008.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Gross profit	51.7%	51.3%
Selling, general and administrative expenses	24.5%	25.9%
Research and development expenses	3.0%	2.8%
Income before income taxes	23.6%	21.8%

Effective tax rate	31.3%	32.1%

Gross profit margin

The following table reflects the significant contributing factors to the net change in gross profit margin for the three months ended March 31, 2009 as a percentage of sales compared to the same period in 2008:

Contributing Factors	Three Months Ended March 31, 2009
Favorable pricing	2.0%
Unfavorable product mix	(1.7)%
Manufacturing and distribution	1.2%
Unfavorable currency	(0.8)%
Lower unit sales volume	(0.3)%

Net increase in gross profit margin as a percentage of sales	0.4%

The gross profit margin increase from the first quarter of 2008 as a percentage of sales was primarily due to the Company’s global supply chain initiatives which among other things are designed to lower manufacturing and distribution costs including supplies, repairs and maintenance and salaries and favorable pricing resulting from the Company’s strategic pricing actions. Negative impacts as compared to the same quarter of the prior year included currency, product mix and unit volume.

Selling, general and administrative expenses

As part of its cost containment efforts management was able to reduce its selling, general and administrative expenses to 24.5% of sales in the first quarter of 2009 compared to 25.9% of sales in the same period in 2008. Travel and entertainment expenses were reduced by 40 basis points due to company wide reductions in travel. Salaries and other employment costs were reduced 50 basis points. Variable labor is being closely monitored and adjusted consistent with changes in sales demand and production volumes. Catalog expenses and repairs and maintenance were both down 20 basis points, respectively. No other changes in expense categories were individually significant as a percentage of sales in the three months ended March 31, 2009.

Research and development expenses

Research and development expenses were 3.0% of sales in the first quarter of 209 compared to 2.8% of sales in the same period in 2008. The research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $2.9 and $4.2 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings. The weighted average interest rate for short-term borrowings at March 31, 2009 was 0.5% on borrowings of $434.8 compared to a weighted average interest rate for short-term borrowings of 2.8% on borrowings of $304.4 at March 31, 2008.

Income before income taxes

Income before income taxes decreased to $122.8 for the three months ended March 31, 2009 from $124.4 achieved in the same period of 2008. The primary factor driving this decrease was the impact of foreign exchange rates, which reduced income before taxes by $23.5. Management was able to offset much of this currency impact with its strategic pricing actions, cost containment actions and supply chain initiatives, which were discussed above.

Effective tax rate

The effective tax rate for the first quarter of 2009 was 31.3% compared to 32.1 in the same period in 2008. The reduction was largely due to the R&D credit taken in 2009 which was not available in 2008. The effective tax rate for all of 2009 is expected to be approximately 31% to 32% of pretax income.

Net income

Net income for the first quarter of 2009 decreased slightly to $84.4 from $84.5 for the quarter ended March 31, 2008 due to the items discussed above.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$114.1	$89.2
Investing activities	(28.8)	(17.8)
Financing activities	(103.4)	(91.6)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2009 increased $24.9 compared to the same period in 2008. This increase results primarily from increases in accounts payable primarily due to the timing of cash payments.

Inventory on hand was 7.0 months at March 31, 2009, which is consistent with the months on hand at December 31, 2008. Accounts receivable days sales outstanding at March 31, 2009 were 49 days, a slight decrease from 51 days at December 31, 2008.

Investing Activities

Cash used in investing activities was $28.8 and $17.8 for the three months ended March 31, 2009 and 2008, respectively. This increase was primarily due to an increase in capital expenditures. Capital expenditures increased to $28.2 during the first three months of 2009 from $18.9 during the same period of 2008 resulting from plant expansions in Wisconsin, California and Israel. During 2009, capital spending is expected to be approximately $110.

Financing Activities

For the three months ended March 31, 2009, the Company’s financing activities used cash of $103.4 compared to $91.6 for the same period of 2008. This increase is due primarily to repayments on short-term debt net of issuances, of $73.9 in the first three months of 2009 compared to $50.0 in net issuances of short-term debt, during the same period of 2008. Long-term debt of $6.9 was repaid in the first three months of 2009 compared to $90.0 repaid in 2008. Additionally, no long-term debt was issued in 2009 or 2008. During the first quarter of 2009, the Company purchased 0.2 shares of treasury stock totaling $7.2 compared to 0.9 shares totaling $47.3 in the same period last year.

Long-term debt at March 31, 2009, excluding current maturities, was $200.0 compared to $200.1 at December 31, 2008. Consolidated total debt as a percentage of total capitalization was 31.3% and 34.6% at March 31, 2009 and December 31, 2008, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At March 31, 2009 and December 31, 2008, the Company had repurchased a total of 92.5 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 7.5 remaining shares authorized for purchase but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 122.1 shares outstanding as of March 31, 2009.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings, term loans, and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

The Company has considered the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to availability of and the Company’s access to short-term credit, including the market for commercial paper. Based on discussions held with the Company’s lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable or existing debt being called within the next 12 months. Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, selective acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations, and working capital presently and for the next 12 months.

Contractual Obligations

At March 31, 2009, the Company had $343.0 of commercial paper outstanding and other debt of $91.8 with maturities of less than one year. The Company had long-term borrowings of $200.0, for a total decrease in all outstanding debt of $94.1 from December 31, 2008.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2009.

In one group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing similar products, is a defendant in multiple claims alleging injuries from exposure to various chemicals by a limited number of employees of one electronics manufacturer. These claims have been filed in three states. A global settlement has been reached for all cases, which has been approved by the court. The settlement is not significant to the Company’s consolidated financial statements.

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

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 15 lawsuits, 2 of which have been dismissed. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages, and the Company has asked the Ohio Supreme Court to hear the case. The parties are awaiting a decision from the Ohio Supreme Court. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition or results of operations, nor were there any material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses forward exchange contracts to stabilize the value of certain receivables and payables denominated in foreign currencies. Most of the contracts are single currency. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses. The market risk of foreign currency rate changes represents the potential loss in fair value of net currency positions at period end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency transactions for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

The principal forward currency exchange contracts are for the British pound, Japanese yen, Euro, Indian rupee, Swiss franc and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

The Company has considered the potential impact of recent trends in the global economic environment on the availability of and its access to these forward currency exchange contracts in the open market, as well as the ability of the counterparties to meet their obligations. Based on the relative stability of the significant foreign currencies utilized by the Company, management does not believe that a significant risk exists of these forward contracts becoming unavailable in the global marketplace within the next 12 months.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 12 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the three months ended March 31, 2009:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2009 – Jan 31, 2009	—	—	92.3	7.7
Feb 1, 2009 – Feb 28, 2009	0.2	$36.05	92.5	7.5
Mar 1, 2009 – Mar 31, 2009	—	—	92.5	7.5

Total	0.2	$36.05	92.5	7.5

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

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

10 (w) Summary description of the 2009 target bonus compensation for the Executive Officers of Sigma-Aldrich Corporation – Incorporated by reference to Item 5.02 of Form 8-K filed February 13, 2009, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Rakesh Sachdev	May 5, 2009
	Rakesh Sachdev, Vice President, Chief Financial Officer and Secretary	Date
(on behalf of the Company and as Principal Financial Officer)