Form 10-Q
period 2009-06-30
SIGMA ALDRICH CORP
filed 2009-08-03
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

There were 121,814,222 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2009.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$522.0	$580.7	$1,041.3	$1,150.3
Cost of products sold	252.7	285.8	503.4	563.2

Gross profit	269.3	294.9	537.9	587.1
Selling, general and administrative expenses	129.3	144.5	256.5	292.2
Research and development expenses	15.7	16.0	31.4	31.9

Operating Income	124.3	134.4	250.0	263.0
Interest, net	2.7	3.2	5.6	7.4

Income before income taxes	121.6	131.2	244.4	255.6
Provision for income taxes	38.0	40.4	76.4	80.3

Net income	$83.6	$90.8	$168.0	$175.3

Net income per share – Basic	$0.69	$0.71	$1.38	$1.37

Net income per share – Diluted	$0.68	$0.70	$1.36	$1.34

Weighted average number of shares outstanding – Basic	121.9	127.5	122.0	128.3

Weighted average number of shares outstanding – Diluted	123.7	130.2	123.5	131.0

Dividends per share	$0.145	$0.130	$0.290	$0.260

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$258.5	$251.8
Accounts receivable, less allowance for doubtful accounts of $6.0 and $4.1, respectively	296.5	269.8
Inventories	663.0	661.8
Deferred taxes	56.2	45.9
Other current assets	58.6	79.9

Total current assets	1,332.8	1,309.2

Property, plant and equipment, net of accumulated depreciation of $901.4 and $862.1, respectively	680.2	660.4
Goodwill, net	400.0	388.3
Intangibles, net	118.5	120.6
Other assets	81.1	78.0

Total assets	$2,612.6	$2,556.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$411.4	$528.8
Accounts payable	114.5	114.6
Accrued payroll and payroll taxes	54.9	58.6
Accrued income taxes	40.4	41.1
Other current liabilities	67.7	50.8

Total current liabilities	688.9	793.9

Long-term debt	200.0	200.1
Post-retirement benefits	40.4	39.5
Deferred taxes	25.2	18.6
Other liabilities	129.7	125.2

Total liabilities	1,084.2	1,177.3

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 121.8 and 122.1 shares outstanding at June 30, 2009 and December 31, 2008	201.8	201.8
Capital in excess of par value	137.8	133.0
Common stock in treasury, at cost, 80.0 and 79.7 shares at June 30, 2009 and December 31, 2008	(1,953.5)	(1,935.3)
Retained earnings	3,087.0	2,954.4
Accumulated other comprehensive income	55.3	25.3

Total stockholders’ equity	1,528.4	1,379.2

Total liabilities and stockholders’ equity	$2,612.6	$2,556.5

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$168.0	$175.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.3	51.0
Deferred income taxes	(3.4)	(10.8)
Stock-based compensation expense	7.7	10.8
Other	0.5	—
Changes in assets and liabilities:
Increase in accounts receivable	(24.6)	(40.3)
(Increase)/decrease in inventories	6.4	(8.6)
Decrease in accounts payable	(4.5)	(3.9)
Increase/(decrease) in accrued income taxes	(0.6)	29.9
Other	19.9	17.8

Net cash provided by operating activities	214.7	221.2

Cash flows from investing activities:
Property, plant and equipment additions	(55.9)	(41.4)
Proceeds from sale of property, plant and equipment	2.9	0.2
Acquisitions of businesses, net of cash acquired	(2.0)	—
Other, net	(1.9)	1.6

Net cash used in investing activities	(56.9)	(39.6)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(99.6)	141.3
Repayment of long-term debt	(6.9)	(90.0)
Payment of dividends	(35.4)	(33.2)
Treasury stock purchases	(25.1)	(230.5)
Exercise of stock options	5.1	13.9
Excess tax benefits from stock-based payments	0.9	4.8

Net cash used in financing activities	(161.0)	(193.7)

Effect of exchange rate changes on cash	9.9	14.8

Net change in cash and cash equivalents	6.7	2.7
Cash and cash equivalents at January 1	251.8	237.6

Cash and cash equivalents at June 30	$258.5	$240.3

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$76.4	$56.5
Interest paid	6.7	11.8

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, in June 2009. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the consolidated financial statements of the Company.

The FASB issued Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, in April 2009. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The issuance of this FSP did not have a significant impact on the consolidated financial statements of the Company.

The FASB issued Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (SFAS 161), in March 2008. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities and expands the disclosure requirements of FASB Statement No. 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, and disclosures about credit-risk-related contingent features in derivative agreements. Tabular format disclosure by accounting designation of each type of derivative and its impact on an entity’s financial statements is expected to provide a more complete picture of the impacts of the Company’s use of derivatives. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a significant impact on the consolidated financial statements of the Company or the notes thereto, as the impact of derivatives on the Company’s financial position, results of operations and cash flows is not significant.

The FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, in December 2008, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP requires enhanced disclosures about fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is assessing the impact of this FSP on the notes to the consolidated financial statements.

(4) Uncertainty in Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three or six months ended June 30, 2009.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2009 may decrease by approximately $5.0 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of June 30, 2009.

(5) Inventories

The principal categories of inventories are:

	June 30, 2009	December 31, 2008
Finished goods	$564.8	$566.9
Work in process	29.1	27.2
Raw materials	69.1	67.7

Total	$663.0	$661.8

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2009 and December 31, 2008 are as follows:

	Cost		Accumulated Amortization
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Amortizable intangible assets:
Patents	$16.7	$16.7	$7.2	$6.6
Licenses	21.1	20.1	6.5	5.8
Customer relationships	97.1	95.1	26.7	23.1
Technical knowledge	21.6	21.1	6.6	5.6
Other	12.9	12.5	11.7	11.4

Total amortizable intangible assets	$169.4	$165.5	$58.7	$52.5

Unamortizable intangible assets:
Goodwill	$426.0	$414.2	$26.0	$25.9
Trademarks and trade names	15.6	15.4	7.8	7.8

Total unamortizable intangible assets	$441.6	$429.6	$33.8	$33.7

For the three months ended June 30, 2009 and 2008, the Company recorded amortization expense of $2.7 and $2.8, respectively, related to amortizable intangible assets. For the six months ended June 30, 2009 and 2008, the Company recorded amortization expense of $5.4 and $5.8, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2009 and in each of the following four years.

The change in the net goodwill for the six months ended June 30, 2009 is as follows:

Balance at December 31, 2008	$388.3
Acquisitions	0.3
Impact of foreign currency exchange rates	11.4

Balance at June 30, 2009	$400.0

(7) Debt

Notes payable and long-term debt consist of the following:

	June 30, 2009		December 31, 2008
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper	$378.5	0.3%	$378.7	0.5%
$200.0 European revolving credit facility, due March 13, 2014 (1)	32.9	0.8%	135.9	0.6%
Sigma-Aldrich Korea limited credit facility, due June 11, 2009	—	—	5.1	6.2%
Other short-term credit facilities	—	—	2.2	1.5%

Total notes payable	411.4	0.3%	521.9	0.6%
Plus – current maturities of long-term debt	—	—	6.9	5.3%

Total notes payable and current maturities of long-term debt	$411.4	0.3%	$528.8	0.6%

Long-term debt
Senior notes, due September 12, 2010 (2)	$100.0	7.7%	$100.0	7.7%
Senior notes, due December 5, 2011 (3)	100.0	5.1%	100.0	5.1%
Other	—	—	7.0	5.3%

Total	200.0	6.4%	207.0	6.4%
Less – current maturities	—	—	(6.9)	5.3%

Total long-term debt	$200.0	6.4%	$200.1	6.4%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $1,409.1 and 30.3%, respectively, at June 30, 2009.

(2)	Note agreement contains financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which the Company owns a majority of the voting shares. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth, as defined in the respective agreement, were $1,409.1, 30.3% and 2.3%, respectively, at June 30, 2009.

(3)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth, as defined in the respective agreement, were 28.6% and 2.1%, respectively, at June 30, 2009.

The Company has provided guarantees to financial institutions of certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facility of the wholly-owned Korean subsidiary. There are no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3.2 and $4.9 for the three months ended June 30, 2009 and 2008, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $6.8 and $11.0 for the six months ended June 30, 2009 and 2008, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $206.8 at June 30, 2009 based upon a discounted cash flow analysis using current market interest rates.

(8) Earnings per Share

Earnings per share has been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average shares
Basic shares	121.9	127.5	122.0	128.3
Effect of dilutive securities	1.8	2.7	1.5	2.7

Diluted shares	123.7	130.2	123.5	131.0

Potential common shares totaling 0.7 and 0.4 were excluded from the calculation of weighted average shares for the three months ended June 30, 2009 and 2008, respectively, because their effect was considered to be antidilutive. Potential common shares totaling 1.6 and 0.2 were excluded from the calculation of weighted average shares for the six months ended June 30, 2009 and 2008, respectively, because their effect was considered to be antidilutive.

(9) Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that in conformity with GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the consolidated balance sheets, including cumulative translation adjustments net of tax, unrealized gains and losses on securities and pension and post-retirement benefit liability adjustments. For the Company, the difference between net income and comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities of foreign operating units from their local currency to the reporting currency.

For the three months ended June 30, 2009 and 2008, comprehensive income was $165.6 and $84.3, respectively. For the six months ended June 30, 2009 and 2008, comprehensive income was $198.0 and $234.2, respectively.

(10) Company Operations by Business Unit

The Company consists of four business units, which define the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources or assess performance. The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, internet, purchasing, inventory control as well as production and distribution facilities. Additionally, centralized functional areas such as finance, human resources, quality, safety and compliance and information technology support these units. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income and free cash flow. Based on these factors, the Company has concluded that it operates in one segment.

Net sales by business unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research Essentials	$104.2	$109.4	$209.9	$219.5
Research Specialties	192.8	214.5	388.4	427.8
Research Biotech	79.2	86.4	161.6	175.1

Research Chemicals	376.2	410.3	759.9	822.4
SAFC	145.8	170.4	281.4	327.9

Total	$522.0	$580.7	$1,041.3	$1,150.3

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales to unaffiliated customers:
United States	$197.5	$205.4	$389.8	$400.2
Germany	50.7	60.0	104.8	119.3
International	273.8	315.3	546.7	630.8

Total	$522.0	$580.7	$1,041.3	$1,150.3

	June 30, 2009	December 31, 2008
Long-lived assets:
United States	$454.9	$440.2
International	264.3	254.6

Total	$719.2	$694.8

The December 31, 2008 long-lived asset balances reflected above have been revised.

(11) Share Repurchases

At June 30, 2009 and December 31, 2008, the Company had repurchased a total of 92.9 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 7.1 remaining shares authorized for purchase, but the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121.8 shares outstanding as of June 30, 2009.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended June 30, 2009 and 2008 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$1.5	$1.5	$1.7	$1.9	$0.3	$0.2
Interest cost	1.6	1.5	1.8	2.0	0.7	0.6
Expected return on plan assets	(1.7)	(2.0)	(1.7)	(2.4)	—	—
Amortization	1.2	0.3	0.8	0.2	(0.3)	(0.3)

Net periodic benefit cost	$2.6	$1.3	$2.6	$1.7	$0.7	$0.5

The components of the net periodic benefit costs for the six months ended June 30, 2009 and 2008 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$3.1	$2.9	$3.3	$3.9	$0.5	$0.5
Interest cost	3.2	3.0	3.7	4.0	1.3	1.2
Expected return on plan assets	(3.5)	(4.0)	(3.4)	(4.8)	—	—
Amortization	2.4	0.7	1.6	0.3	(0.5)	(0.6)

Net periodic benefit cost	$5.2	$2.6	$5.2	$3.4	$1.3	$1.1

The Company is not required to make a contribution to its U.S. pension plan in 2009. The Company contributed $2.3 to its international pension plans in the six months ended June 30, 2009. In total, the Company expects to contribute approximately $4.6 to its pension plans in 2009.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2.2 and $2.3 for the three months ended June 30, 2009 and 2008, respectively, and $4.6 and $4.6 for the six months ended June 30, 2009 and 2008, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2009.

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

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 16 lawsuits, 7 of which have been dismissed or settled. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. The Ohio Supreme Court has agreed to hear the case pursuant to the Company’s request with oral argument likely commencing in early 2010. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

(14) Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2009 through August 3, 2009, the date the financial statements were filed with the SEC as part of Form 10-Q. No events require recognition in the consolidated financial statements or disclosures of the Company per the definitions and requirements of Statement of Financial Accounting Standards No. 165, Subsequent Events.

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

Highlights of our consolidated results for the three months ended June 30, 2009, are as follows:

•

Sales were $522.0, a decline of 10.1% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by 8.4%, sales decreased by 1.7% year over year.

•	Gross margin was 51.6%, an increase of 80 basis points when compared to the same period last year. Pretax income margin was 23.3%, up from 22.6% a year ago.

•	Diluted income per share was $0.68, compared to $0.70, a 2.9% decrease when compared to the same period last year.

•	Net cash provided by operating activities for the six months ended June 30, 2009 was $214.7, a decrease of $6.5 when compared to the same period last year.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in fiscal year 2009 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition, including changes in pricing;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies, and universities;

•	Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these activities;

•	Foreign currency exchange rate fluctuations may adversely affect our business;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits; and

•	Our failure to protect our intellectual property may significantly harm our results of operations.

Cautionary Statement Regarding Forward-Looking Statements

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

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$522.0	$580.7	$1,041.3	$1,150.3
Cost of products sold	252.7	285.8	503.4	563.2

Gross profit	269.3	294.9	537.9	587.1

Selling, general and administrative expenses	129.3	144.5	256.5	292.2
Research and development expenses	15.7	16.0	31.4	31.9

Operating income	124.3	134.4	250.0	263.0
Interest, net	2.7	3.2	5.6	7.4

Income before income taxes	121.6	131.2	244.4	255.6
Provision for income taxes	38.0	40.4	76.4	80.3

Net income	$83.6	$90.8	$168.0	$175.3

Net income per share – Diluted	$0.68	$0.70	$1.36	$1.34

Sales

Sales decreased 10.1% for the second quarter of 2009 to $522.0 from $580.7 in the second quarter of 2008. Sales decreased 9.5% for the first half of 2009 to $1,041.3 from $1,150.3 in the first half of 2008. Organic sales growth, which is defined as reported sales adjusted for changes in foreign currency exchange rates, for the second quarter and first half of 2009 was a decrease of 1.7% and a decrease of 0.4%, respectively. Changes in foreign currency exchange rates decreased reported sales in the second quarter and first half of 2009 by 8.4% and 9.1%, respectively, when compared to the same periods last year. Price increases in the three research business units increased sales by 3.5% and 3.6% of the Company’s total organic sales change for the second quarter and first half of 2009, respectively. The remainder of the sales change was primarily attributable to volume decreases of approximately 5.2% and 4.0% for the second quarter and first half of 2009, respectively.

Reported sales growth, currency impact, and the adjusted (organic) sales growth for 2009, compared to the same period in 2008, were as follows:

	Three Months Ended June 30, 2009
		Currency	Adjusted
	Reported	Impact	(Organic)
Research Essentials	(4.8)%	(9.3)%	4.5%
Research Specialties	(10.1)%	(9.0)%	(1.1)%
Research Biotech	(8.3)%	(7.9)%	(0.4)%

Research Chemicals	(8.3)%	(8.8)%	0.5%
SAFC	(14.4)%	(7.2)%	(7.2)%

Total	(10.1)%	(8.4)%	(1.7)%

	Six Months Ended June 30, 2009
		Currency	Adjusted
	Reported	Impact	(Organic)
Research Essentials	(4.4)%	(10.2)%	5.8%
Research Specialties	(9.2)%	(9.7)%	0.5%
Research Biotech	(7.7)%	(8.5)%	0.8%

Research Chemicals	(7.6)%	(9.6)%	2.0%
SAFC	(14.2)%	(7.9)%	(6.3)%

Total	(9.5)%	(9.1)%	(0.4)%

Research Essentials currency adjusted sales for the second quarter and first half of 2009 reflected a 4.5% and 5.8% increase over the same periods in 2008, respectively. Sales gains in lab essential products in all world areas, with the U.S. leading, coupled with cell culture product sales gains in CAPLA (Canada, Asia Pacific and Latin America) were the primary drivers of growth in the quarter. Customer segments contributing to this growth were pharmaceutical and academic customers. The lab essential products in the U.S. and CAPLA, as well as modest growth in all world areas for the cell culture products, drove growth during the first six months of 2009. Customer segments contributing were pharmaceutical and academic customers during the first six months of 2009.

Research Specialties currency adjusted sales declined in the second quarter of 2009 by 1.1%, as compared to the same period in 2008. Decreased demand in the chemistry and lab equipment product groups put pressure on growth achieved in analytical products. Softness in demand was noted in the worldwide commercial, industrial and pharmaceutical sectors as well as certain dealers in Europe. Improved demand from the academic and government sectors in the U.S. and CAPLA helped offset some of the unfavorable volume impacts. Currency adjusted sales growth in the first half of 2009 was 0.5% as compared to the same period in 2008. The analytical product group was the main driver of growth in Europe and CAPLA assisted by strong growth in Biochemistry in CAPLA. These gains were offset by softening in demand for chemistry products in the U.S. and Europe.

Research Biotech currency adjusted sales declined in the second quarter of 2009 by 0.4% as compared to the same period in 2008. Sales growth in CAPLA offset some of the decreases in both the U.S. and Europe. The currency adjusted sales growth for the first half of 2009 was 0.8% compared to the same period in 2008. Sales in all world areas in cell signaling and molecular biology products drove the organic growth.

SAFC currency adjusted sales declined 7.2% and 6.3% for the second quarter and first half of 2009 compared to the same periods in 2008, respectively. Sales in all world areas reflected a decrease in the quarter. During the quarter the biotechnology and government customer segments showed improved demand, reflecting an increase of 23.9% and 33.3%, respectively. Certain products reflected positive growth including pharmaceutical products in the U.S., hitech products in Europe and bioscience products in CAPLA. Softening in demand in the other product groups more than offset these gains. Bioscience and supply solutions product groups were particularly hard hit in the U.S. during the quarter, which experienced declines of 6.3% and 7.4%, respectively. Sales in all world areas showed a decline for the first half of 2009 as compared to 2008, although biotechnology and universities/government customer segments reflected positive sales growth. These gains are more than offset by declines in the industrial, hospital and pharmaceutical customer segments for the first half of 2009.

Web-based sales, through our award winning website, as a percentage of worldwide Research Chemical (Research Essentials, Research Specialties, and Research Biotech) sales during the three and six months ended June 30, 2009 increased by 3.0% and 3.1% over the same period in 2008, respectively. Web-based sales improved to approximately 45% of worldwide second quarter 2009 Research Chemical sales as e-commerce sales to U.S. customers increased by 4.7%. E-commerce sales to U.S. Research customers were 54% of total U.S. Research sales compared to the 52% during the second quarter of 2008. For the first half of 2009, Web-based sales were approximately 44% of worldwide 2009 Research Chemical sales with sales to U.S. customers increasing by 4.8%. E-commerce sales to U.S. Research customers during the first half of 2009 were 54% of total U.S. Research sales compared to the 51% level achieved during the first half of 2008.

Reported diluted net income per share

Reported diluted net income per share for the second quarter of 2009 decreased $0.68 from $0.70 in the second quarter of 2008. The impact of foreign currency exchange rates lowered diluted earnings per share by $0.11 when compared to the same period last year. The Company’s strategic pricing actions, global supply chain activities and efforts to lower selling, general and administrative costs contributed $0.19 to diluted earnings per share when compared to the same period last year. Volume decreases reduced diluted earnings per share by approximately $0.13 in the quarter. Lower fully diluted shares outstanding also added $0.03 to the diluted net income per share in the second quarter of 2009 as compared to the same period in 2008.

Reported diluted net income per share for the first six months of 2009 increased to $1.36 from $1.34 in the first half of 2008. The impact of foreign currency exchange rates lowered diluted earnings per share by $0.24 when compared to the same period last year. The Company’s strategic pricing actions, global supply chain activities and efforts to lower selling, general and administrative costs together with reduced interest expense contributed $0.42 to diluted earnings per share when compared to the same period last year. Volume decreases reduced diluted earnings per share by approximately $0.20 in the first half of 2009. Lower fully diluted shares outstanding also added $0.06 to the diluted net income per share in the first half of 2009 as compared to the same period in 2008.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross profit	51.6%	50.8%	51.7%	51.0%
Selling, general and administrative expenses	24.8%	24.9%	24.6%	25.4%
Research and development expenses	3.0%	2.8%	3.0%	2.8%
Income before income taxes	23.3%	22.6%	23.5%	22.2%
Effective tax rate	31.3%	30.8%	31.3%	31.4%

Gross profit margin

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2009 as a percentage of sales compared to the same period in 2008:

Contributing Factors	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Unfavorable product mix	(2.0)%	(1.9)%
Favorable pricing	2.6%	2.6%
Lower unit sales volume	(0.9)%	(0.7)%
Lower manufacturing and distribution costs	1.8%	1.5%
Unfavorable currency impact	(0.7)%	(0.8)%

Net increase in gross profit margin as a percentage of sales	0.8%	0.7%

The gross profit margin increase in the second quarter of 2009 from the second quarter of 2008 as a percentage of sales was primarily due to the Company’s global supply chain initiatives which among other things are designed to lower manufacturing and distribution costs including supplies, repairs and maintenance and salaries and favorable pricing resulting from the Company’s strategic pricing actions. Negative impacts as compared to the same quarter of the prior year included currency, product mix and unit volume. The contributing factors for the six months ended June 30, 2009 are consistent with those stated above for the second quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses as a percentage of sales decreased to 24.8% for the three months ended June 30, 2009 compared to 24.9% during the same period last year. Travel and entertainment expenses as a percentage of sales declined 30 basis points due to company-wide reductions in travel. Advertising and Catalog expenses as a percentage of sales were reduced by 30 basis points, as a result of reduced advertising campaigns. Salaries and other employment costs as a percentage of sales increased 30 basis points, primarily due to the lower sales base, as the amount spent decreased approximately 9% from the same period in 2008. Bad debt expense as a percentage to sales increased by 30 basis points due to a provision for a specific small volume European dealer. Worldwide transaction expense related to fluctuations in foreign currencies also increased 40 basis points due to the currency volatility within the quarter. No other changes in expense categories were individually significant as a percentage of sales in the three months ended June 30, 2009.

Selling, general and administrative expenses as a percentage to sales decreased to 24.6% for the six months ended June 30, 2009 compared to 25.4% during the same period last year Travel and entertainment expenses as a percentage of sales declined 40 basis points due to company-wide reductions in travel. Advertising and catalog expenses as a percentage of sales declined 30 basis points as a result of reduced advertising campaigns. No other changes in expense categories were individually significant as a percentage of sales in the six months ended June 30, 2009.

Research and development expenses

Research and development expenses as a percentage to sales increased to 3.0% for the three and six months ended June 30, 2009 compared to 2.8% during the same periods last year. The increase in research and development spending primarily relates to our innovation efforts and launches of new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Interest, net

Net interest expense was $2.7 and $3.2 for the three months ended June 30, 2009 and 2008, respectively, and was $5.6 and $7.4 for the first six months of 2009 and 2008, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings. The weighted average interest rate for short-term borrowings at June 30, 2009 was 0.3% on borrowings of $411.4 compared to a weighted average interest rate for short-term borrowings of 2.4% on borrowings of $387.1 at June 30, 2008.

Income before income taxes

Income before income taxes decreased to $121.6 for the three months ended June 30, 2009 from $131.2 achieved in the same period of 2008. The primary factors driving this decrease were the reduction in sales volume and the impact of foreign exchange rates, which reduced income before income taxes by $25.3 and $19.4, respectively. Management was able to partially offset these impacts with its strategic pricing actions, cost containment efforts and supply chain initiatives, which were discussed above.

Income before income taxes decreased to $244.4 for the six months ended June 30, 2009 from $255.6 achieved in the same period of 2008. The primary contributors were the decrease in sales volumes and the currency impacts, which reduced income before income taxes by $39.0 and $42.9, respectively. Management was able to partially offset these impacts by improvements in gross margin through both strategic pricing actions and supply chain initiatives and reductions in selling, general and administrative expenses as a percentage of sales, which were discussed above.

Effective tax rate

The effective tax rate for the second quarter of 2009 was 31.3% compared to 30.8% in the same period in 2008, and was 31.3% for the first half of 2009 compared to 31.4% for the same period in 2008. The increase in the second quarter tax rate compared to the same period in 2008 is due primarily to the reduction of certain tax contingencies resulting from the settlement of certain audits in the second quarter of 2008. This was partially offset by increased earnings in lower tax jurisdictions and the benefits of the research and development tax credit.

Net income

Net income for the second quarter of 2009 decreased to $83.6 from $90.8 for the quarter ended June 30, 2008 due to the items discussed above.

Net income for the six months ended June 30, 2009 decreased to $168.0 compared to net income of $175.3 for the same period of 2008 due to items discussed above.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$214.7	$221.2
Investing activities	(56.9)	(39.6)
Financing activities	(161.0)	(193.7)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2009 decreased $6.5 compared to the same period in 2008. This decrease results primarily from higher global tax payments. This was partially offset by less cash used for accounts receivable primarily due to lower sales levels and better collection efforts and lower uses of cash for inventory as the benefits from the supply chain initiative are realized.

Inventory on hand was 7.4 months at June 30, 2009, which is an increase from 7.0 months at December 31, 2008. Accounts receivable days sales outstanding at June 30, 2009 were 49 days, a slight decrease from 51 days at December 31, 2008.

Investing Activities

Cash used in investing activities was $56.9 and $39.6 for the six months ended June 30, 2009 and 2008, respectively. This increase was primarily due to an increase in capital expenditures. Capital expenditures increased to $55.9 during the first six months of 2009 from $41.4 during the same period of 2008 resulting from expansions in its biotech capacity in Israel and its SAFC capacity in the U.S. During 2009, capital spending is expected to be approximately $110.0.

Financing Activities

For the six months ended June 30, 2009, the Company’s financing activities used cash of $161.0 compared to $193.7 for the same period of 2008. This decrease is due primarily to purchases of 0.6 shares of treasury stock totaling $25.1 compared to 4.0 shares totaling $230.5 in the same period in 2008. Repayments on short-term debt net of issuances, were $99.6 in the first six months of 2009 compared to $141.3 in net issuances of short-term debt, during the same period of 2008. Long-term debt of $6.9 was repaid in the first six months of 2009 compared to $90.0 repaid in 2008. Additionally, no long-term debt was issued in 2009 or 2008.

Long-term debt at June 30, 2009, excluding current maturities, was $200.0 compared to $200.1 at December 31, 2008. Consolidated total debt as a percentage of total capitalization was 28.6% and 34.6% at June 30, 2009 and December 31, 2008, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At June 30, 2009 and December 31, 2008, the Company had repurchased a total of 92.9 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 7.1 remaining shares authorized for purchase, but the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121.8 shares outstanding as of June 30, 2009.

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

Contractual Obligations

At June 30, 2009, the Company had $378.5 of commercial paper outstanding and other debt of $32.9 with maturities of less than one year. Additionally, the Company had long-term borrowings of $200.0, for a total decrease in all outstanding debt of $117.5 from December 31, 2008.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2009.

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

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 16 lawsuits, 7 of which have been dismissed or settled. These claims have been filed in four states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. The Ohio Supreme Court has agreed to hear the case pursuant to the Company’s request with oral argument likely commencing in early 2010. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

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

The Company’s principal forward currency exchange contracts are for the British pound, Japanese yen, Euro, Indian rupee, Swiss franc and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 - Contingent Liabilities and Commitments – to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the six months ended June 30, 2009:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2009 – Jan 31, 2009	—	—	92.3	7.7
Feb 1, 2009 – Feb 28, 2009	0.2	$36.05	92.5	7.5
Mar 1, 2009 – Mar 31, 2009	—	—	92.5	7.5
Apr 1, 2009 – Apr 30, 2009	—	—	92.5	7.5
May 1, 2009 – May 31, 2009	0.4	$44.77	92.9	7.1
Jun 1, 2009 – Jun 30, 2009	—	—	92.9	7.1

Total	0.6	$41.87	92.9	7.1

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual Meeting of Shareholders on May 5, 2009. A vote of security holders was held which included the election of Directors and the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009.

Following are the results of the vote for the election of Directors:

Nominee	Votes For	Votes Withheld
Rebecca M. Bergman	99,229,335	5,304,747
David R. Harvey	102,677,192	1,852,913
W. Lee McCollum	99,182,047	5,337,608
Jai P. Nagarkatti	103,148,773	1,379,011
Avi M. Nash	99,053,866	5,467,517
Steven M. Paul	63,679,825	40,272,961
J. Pedro Reinhard	98,340,058	6,192,259
Timothy R. G. Sear	63,666,145	40,574,025
D. Dean Spatz	102,218,679	2,313,172
Barrett Toan	99,209,373	5,324,696

Following are the results of the vote for the ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for 2009:

For	Against	Abstain
98,377,523	5,233,906	915,116

Item 6.	Exhibits

(a)	Exhibits

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

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	August 3, 2009
	Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)