Form 10-Q
period 2009-09-30
SIGMA ALDRICH CORP
filed 2009-10-30
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

There were 121,694,782 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2009.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$533.8	$540.6	$1,575.1	$1,690.9
Cost of products sold	268.6	262.7	772.0	825.9

Gross profit	265.2	277.9	803.1	865.0
Selling, general and administrative expenses	127.2	135.2	383.7	427.4
Research and development expenses	16.0	16.5	47.4	48.4

Operating Income	122.0	126.2	372.0	389.2
Interest, net	2.4	3.5	8.0	10.9

Income before income taxes	119.6	122.7	364.0	378.3
Provision for income taxes	33.5	40.8	109.9	121.1

Net income	$86.1	81.9	$254.1	$257.2

Net income per share – Basic	$0.71	$0.65	$2.08	$2.02

Net income per share – Diluted	$0.70	$0.64	$2.06	$1.98

Weighted average number of shares outstanding – Basic	121.7	125.5	121.9	127.4

Weighted average number of shares outstanding – Diluted	123.8	128.1	123.6	130.1

Dividends per share	$0.145	$0.130	$0.435	$0.390

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$292.2	$251.8
Accounts receivable, less allowance for doubtful accounts of $6.9 and $4.1, respectively	298.6	269.8
Inventories	646.1	661.8
Deferred taxes	58.8	45.9
Other current assets	65.0	79.9

Total current assets	1,360.7	1,309.2

Property, plant and equipment, net of accumulated depreciation of $926.6 and $862.1, respectively	700.9	660.4
Goodwill, net	403.7	388.3
Intangibles, net	117.6	120.6
Other assets	83.5	78.0

Total assets	$2,666.4	$2,556.5

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$469.0	$528.8
Accounts payable	110.2	114.6
Accrued payroll and payroll taxes	53.7	58.6
Accrued income taxes	31.5	41.1
Other current liabilities	70.1	50.8

Total current liabilities	734.5	793.9

Long-term debt	100.0	200.1
Post-retirement benefits	41.1	39.5
Deferred taxes	26.3	18.6
Other liabilities	134.4	125.2

Total liabilities	1,036.3	1,177.3

Stockholders’ equity:
Common stock, $1.00 par value; 300.0 shares authorized; 201.8 shares issued; 121.7 and 122.1 shares outstanding at September 30, 2009 and December 31, 2008, respectively	201.8	201.8
Capital in excess of par value	142.9	133.0
Common stock in treasury, at cost, 80.1 and 79.7 shares at September 30, 2009 and December 31, 2008, respectively	(1,969.4)	(1,935.3)
Retained earnings	3,155.5	2,954.4
Accumulated other comprehensive income	99.3	25.3

Total stockholders’ equity	1,630.1	1,379.2

Total liabilities and stockholders’ equity	$2,666.4	$2,556.5

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$254.1	$257.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.3	75.1
Deferred income taxes	(0.4)	(3.4)
Stock-based compensation expense	13.0	13.7
Other	(0.3)	(0.8)
Changes in assets and liabilities:
Increase in accounts receivable	(18.3)	(29.5)
(Increase)/decrease in inventories	38.6	(22.7)
Decrease in accounts payable	(10.4)	(10.8)
Increase/(decrease) in accrued income taxes	(12.3)	15.4
Other	29.9	5.6

Net cash provided by operating activities	362.2	299.8

Cash flows from investing activities:
Property, plant and equipment additions	(88.1)	(64.7)
Proceeds from sale of property, plant and equipment	2.9	0.6
Acquisitions of businesses, net of cash acquired	(6.0)	(2.0)
Other, net	(13.1)	1.0

Net cash used in investing activities	(104.3)	(65.1)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(142.2)	162.8
Repayment of long-term debt	(6.9)	(90.0)
Payment of dividends	(53.0)	(49.5)
Treasury stock purchases	(45.8)	(291.0)
Exercise of stock options	12.5	22.5
Excess tax benefits from stock-based payments	2.7	8.4

Net cash used in financing activities	(232.7)	(236.8)

Effect of exchange rate changes on cash	15.2	(14.9)

Net change in cash and cash equivalents	40.4	(17.0)
Cash and cash equivalents at January 1	251.8	237.6

Cash and cash equivalents at September 30	$292.2	$220.6

Supplemental disclosures of cash flow information:
Income taxes paid, net of refunds received	$116.9	$100.5
Interest paid	10.1	17.6

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of Sigma-Aldrich Corporation (the Company) on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “ASC”), in June 2009. Effective for interim and annual periods ended after September 15, 2009, the ASC became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the ASC.

The FASB issued updated guidance under ASC Subtopic 320-10-65 that amends the other-than-temporary impairment guidance for debt securities to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This updated guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The updated guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this updated guidance did not have a significant impact on the consolidated financial statements of the Company.

The FASB issued updated guidance under ASC Subtopic 815-10 that requires qualitative disclosures about objectives and strategies for using derivatives and disclosures about credit-risk-related contingent features in derivative agreements. Tabular format disclosure by accounting designation of each type of derivative and its impact on an entity’s financial statements is expected to provide a more complete picture of the impacts of the Company’s use of derivatives. This updated guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this updated guidance did not have a significant impact on the consolidated financial statements of the Company or the notes thereto, as the impact of derivatives on the Company’s financial position, results of operations and cash flows is not significant.

The FASB issued updated guidance under ASC Subtopic 715-20-65 that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets required by this updated guidance shall be provided for fiscal years ending after December 15, 2009. The Company is assessing the impact of this updated guidance on the notes to the consolidated financial statements.

The FASB amended ASC Subtopic 650-25, Revenue Recognition – Multiple Element Arrangements, to eliminate the requirement that all undelivered elements have either vendor-specific objective evidence or third-party evidence of fair value that is attributable to items that have already been delivered. In the absence of these two types of evidence, the standalone selling price for one or more delivered or undelivered elements in multiple-element arrangements may be estimated. The overall arrangement fee will be allocated to each element. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is assessing the impact of this updated guidance on the consolidated financial statements.

(4) Uncertainty in Income Taxes

During the three and nine months ended September 30, 2009, the Company recorded $2.4 and $3.4, respectively, of previously unrecognized tax benefits as a result of statute of limitations closure.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at September 30, 2009 may decrease by approximately $4.0 to $5.0 due to the completion of examinations and statute of limitation closures in various jurisdictions within twelve months of September 30, 2009.

(5) Inventories

The principal categories of inventories are:

	September 30, 2009	December 31, 2008
Finished goods	$548.1	$566.9
Work in process	29.0	27.2
Raw materials	69.0	67.7

Total	$646.1	$661.8

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2009 and December 31, 2008 are as follows:

	Cost		Accumulated Amortization
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Amortizable intangible assets:
Patents	$16.7	$16.7	$7.2	$6.6
Licenses	21.0	20.1	5.7	5.8
Customer relationships	97.1	95.1	28.3	23.1
Technical knowledge	22.0	21.1	7.0	5.6
Other	13.0	12.5	11.8	11.4

Total amortizable intangible assets	$169.8	$165.5	$60.0	$52.5

Unamortizable intangible assets:
Goodwill	$430.1	$414.2	$26.4	$25.9
Trademarks and trade names	15.6	15.4	7.8	7.8

Total unamortizable intangible assets	$445.7	$429.6	$34.2	$33.7

For the three months ended September 30, 2009 and 2008, the Company recorded amortization expense of $2.9 and $2.8, respectively, related to amortizable intangible assets. For the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense of $8.2 and $8.6, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for intangible assets of approximately $11.0 in 2009 and in each of the following four years.

The change in the net goodwill for the nine months ended September 30, 2009 is as follows:

Balance at December 31, 2008	$388.3
Acquisitions	2.7
Impact of foreign currency exchange rates	12.7

Balance at September 30, 2009	$403.7

(7) Debt

Notes payable and long-term debt consist of the following:

	September 30, 2009		December 31, 2008
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper	$369.0	0.2%	$378.7	0.5%
$200.0 European revolving credit facility, due March 13, 2014 (1)	—	—	135.9	0.6%
Sigma-Aldrich Korea limited credit facility, due June 11, 2009 (2)	—	—	5.1	6.2%
Other short-term credit facilities	—	—	2.2	1.5%

Total notes payable	369.0	0.2%	521.9	0.6%
Plus – current maturities of long-term debt	100.0	7.7%	6.9	5.3%

Total notes payable and current maturities of long-term debt	$469.0	1.8%	$528.8	0.6%

Long-term debt
Senior notes, due September 12, 2010 (3)	$100.0	7.7%	$100.0	7.7%
Senior notes, due December 5, 2011 (4)	100.0	5.1%	100.0	5.1%
Other	—	—	7.0	5.3%

Total	200.0	6.4%	207.0	6.4%
Less – current maturities	(100.0)	7.7%	(6.9)	5.3%

Total long-term debt	$100.0	5.1%	$200.1	6.4%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750.0 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $1,469.8 and 27.9%, respectively, at September 30, 2009.

(2)	Although the reported borrowings of the facility were due and repaid on June 11, 2009, the facility is still available to the Company with a total commitment of 20 billion Korean Won (converted into U.S. Dollars of $17.0) at September 30, 2009. There were no outstanding borrowings under this facility at September 30, 2009.

(3)	Note agreement contains financial covenants that require the maintenance of consolidated net worth of at least $750.0, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which the Company owns a majority of the voting shares. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth, as defined in the respective agreement, were $1,469.8, 27.9% and 0.0%, respectively, at September 30, 2009.

(4)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth, as defined in the respective agreement, were 25.9% and 0.0%, respectively, at September 30, 2009.

The Company has a $450.0 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. In October 2009, the Company received a one-year extension for $30.0, which facilitates the entire $450.0 to mature on December 11, 2012. At September 30, 2009 and December 31, 2008, the Company did not have any borrowings outstanding under this facility.

The Company has provided guarantees to financial institutions that are lending to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facility of the wholly-owned Korean subsidiary. There are no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2.8 and $5.2 for the three months ended September 30, 2009 and 2008, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $9.5 and $16.2 for the nine months ended September 30, 2009 and 2008, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $208.0 at September 30, 2009 based upon a discounted cash flow analysis using current market interest rates.

(8) Earnings per Share

Earnings per share has been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares:
Basic shares	121.7	125.5	121.9	127.4
Effect of dilutive securities	2.1	2.6	1.7	2.7

Diluted shares	123.8	128.1	123.6	130.1

Potential common shares totaling 0.5 were excluded from the calculation of weighted average shares for the three months ended September 30, 2009 and 2008, because their effect was considered to be antidilutive. Potential common shares totaling 0.6 and 0.1 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2009 and 2008, respectively, because their effect was considered to be antidilutive.

(9) Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that in conformity with GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the consolidated balance sheets, including cumulative translation adjustments, unrealized gains and losses on securities and pension and post-retirement benefit liability adjustments, net of tax. For the Company, the difference between net income and comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities of foreign operating units from their local currency to the reporting currency.

For the three months ended September 30, 2009 and 2008, comprehensive income (loss) was $130.1 and $(33.5), respectively. For the nine months ended September 30, 2009 and 2008, comprehensive income was $328.1 and $200.7, respectively.

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

Net sales by business unit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research Essentials	$102.2	$103.8	$312.1	$323.3
Research Specialties	197.5	206.3	585.9	634.1
Research Biotech	82.0	80.0	243.6	255.1

Research Chemicals	381.7	390.1	1,141.6	1,212.5
SAFC	152.1	150.5	433.5	478.4

Total	$533.8	$540.6	$1,575.1	$1,690.9

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales to unaffiliated customers:
United States	$195.6	$199.4	$585.4	$599.6
Germany	60.1	59.2	167.4	182.8
All Other Countries	278.1	282.0	822.3	908.5

Total	$533.8	$540.6	$1,575.1	$1,690.9

	September 30, 2009	December 31, 2008
Long-lived assets:
United States	$465.6	$440.2
All Other Countries	279.6	254.6

Total	$745.2	$694.8

The December 31, 2008 balances reflected above have been revised.

(11) Share Repurchases

At September 30, 2009 and December 31, 2008, the Company had repurchased a total of 93.3 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 6.7 remaining shares authorized for purchase, but the timing and number of shares purchased, if any, depends upon market conditions and other factors. The authorization to repurchase these shares is effective through October 20, 2011. There were 121.7 shares outstanding as of September 30, 2009.

(12) Pension and Other Post-Retirement Benefit Plans

The components of the net periodic benefit costs for the three months ended September 30, 2009 and 2008 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$1.5	$1.4	$1.6	$2.0	$0.3	$0.3
Interest cost	1.7	1.5	1.9	2.0	0.6	0.6
Expected return on plan assets	(1.8)	(2.0)	(1.8)	(2.4)	—	—
Amortization	1.2	0.4	0.8	0.1	(0.3)	(0.3)

Net periodic benefit cost	$2.6	$1.3	$2.5	$1.7	$0.6	$0.6

The components of the net periodic benefit costs for the nine months ended September 30, 2009 and 2008 are as follows:

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost	$4.6	$4.3	$4.9	$5.9	$0.8	$0.8
Interest cost	4.9	4.5	5.6	6.0	1.9	1.8
Expected return on plan assets	(5.3)	(6.0)	(5.2)	(7.2)	—	—
Amortization	3.6	1.1	2.4	0.4	(0.8)	(0.9)

Net periodic benefit cost	$7.8	$3.9	$7.7	$5.1	$1.9	$1.7

The Company is not required to make a contribution to its U.S. pension plan in 2009. The Company contributed $3.7 to its international pension plans in the nine months ended September 30, 2009. In total, the Company expects to contribute approximately $4.6 to its pension plans in 2009.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2.4 and $2.2 for the three months ended September 30, 2009 and 2008, respectively, and $7.0 and $6.8 for the nine months ended September 30, 2009 and 2008, respectively.

(13) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2009.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 126 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 18 lawsuits, 7 of which have been dismissed or settled. These claims have been filed in six states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

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

The Company believes its reserves and insurance for these and other matters are sufficient to provide for claims outstanding at September 30, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

(14) Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2009 through October 30, 2009, the date the financial statements were filed with the SEC as part of this Form 10-Q. No events require recognition in the consolidated financial statements or disclosures of the Company.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

(in millions, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sigma-Aldrich is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over one million scientists and technologists use our products. Sigma-Aldrich operates in 38 countries and has 7,800 worldwide employees. The Company is committed to accelerating its Customers’ success through Innovation and Leadership in Life Science, High Technology and Service.

Highlights of our consolidated results for the three months ended September 30, 2009, are as follows:

•

Sales were $533.8, a decrease of 1.3% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by 3.6%, sales increased by 2.3% year over year.

•	Gross margin was 49.7%, a decrease of 170 basis points when compared to the same period last year. Pretax income margin was 22.4%, down from 22.7% a year ago.

•	Diluted income per share was $0.70, compared to $0.64, a 9.4% increase when compared to the same period last year.

•	Net cash provided by operating activities for the nine months ended September 30, 2009 was $362.2, an increase of $62.4 when compared to the same period last year.

•	Net debt, which includes total debt less cash, declined $200.3 since December 31, 2008.

Company Outlook

Significant factors that could affect our results and cash flows in fiscal year 2009 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition, including changes in pricing;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies, and universities;

•	Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these activities;

•	Foreign currency exchange rate fluctuations may adversely affect our business;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits;

•	Our failure to protect our intellectual property may significantly harm our results of operations;

•	Our failure to achieve planned cost reductions in global supply chain initiatives; and

•	The impact of any restructuring.

Cautionary Statement Regarding Forward-Looking Statements

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, cost savings, process improvements, share repurchases, capital expenditures, acquisitions and other matters. These statements are based on assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

The Company believes these assumptions are reasonable and well founded. The statements in this Report are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as:

(1)	global economic conditions,

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

(8)	exposure to litigation, including product liability claims,

(9)	the ability to maintain adequate quality standards,

(10)	reliance on third party package delivery services,

(11)	failure to achieve planned cost reductions in global supply chain initiatives,

(12)	an unanticipated increase in interest rates,

(13)	failure of planned sales initiatives in our Research and SAFC businesses,

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

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$533.8	$540.6	$1,575.1	$1,690.9
Cost of products sold	268.6	262.7	772.0	825.9

Gross profit	265.2	277.9	803.1	865.0

Selling, general and administrative expenses	127.2	135.2	383.7	427.4
Research and development expenses	16.0	16.5	47.4	48.4

Operating income	122.0	126.2	372.0	389.2
Interest, net	2.4	3.5	8.0	10.9

Income before income taxes	119.6	122.7	364.0	378.3
Provision for income taxes	33.5	40.8	109.9	121.1

Net income	$86.1	$81.9	$254.1	$257.2

Net income per share – Diluted	$0.70	$0.64	$2.06	$1.98

Sales

Sales decreased 1.3% for the third quarter of 2009 to $533.8 from $540.6 in the third quarter of 2008. Sales decreased 6.8% for the first nine months of 2009 to $1,575.1 from $1,690.9 in the first nine months of 2008. Organic sales, which is defined as reported sales adjusted for changes in foreign currency exchange rates, for the third quarter and first nine months of 2009 increased 2.3% and 0.6%, respectively. Changes in foreign currency exchange rates decreased reported sales in the third quarter and first nine months of 2009 by 3.6% and 7.4%, respectively, when compared to the same periods last year. Price increases in the three research business units increased sales by 2.8% and 3.4% of the Company’s total organic sales change for the third quarter and first nine months of 2009, respectively. The remainder of the sales change was primarily attributable to volume decreases of approximately 0.5% and 2.8% in the third quarter of 2009 and for the first nine months of 2009, respectively.

Reported sales growth, currency impact, and the adjusted (organic) sales growth for 2009, compared to the same period in 2008, were as follows:

	Three Months Ended September 30, 2009
		Currency	Adjusted
	Reported	Impact	(Organic)
Research Essentials	(1.5)%	(4.0)%	2.5%
Research Specialties	(4.3)%	(3.7)%	(0.6)%
Research Biotech	2.5%	(2.9)%	5.4%

Research Chemicals	(2.2)%	(3.6)%	1.4%
SAFC	1.1%	(3.7)%	4.8%

Total	(1.3)%	(3.6)%	2.3%

	Nine Months Ended September 30, 2009
		Currency	Adjusted
	Reported	Impact	(Organic)
Research Essentials	(3.5)%	(8.2)%	4.7%
Research Specialties	(7.6)%	(7.8)%	0.2%
Research Biotech	(4.5)%	(6.7)%	2.2%

Research Chemicals	(5.8)%	(7.7)%	1.9%
SAFC	(9.4)%	(6.6)%	(2.8)%

Total	(6.8)%	(7.4)%	0.6%

Research Essentials currency adjusted sales for the third quarter and first nine months of 2009 reflected a 2.5% and 4.7% increase over the same periods in 2008, respectively. Sales gains in lab essential products in the U.S. and CAPLA (Canada, Asia Pacific and Latin America), coupled with cell culture product sales gains in Europe and CAPLA were the primary drivers of growth in the quarter. Customer segments contributing to this growth were pharmaceutical and academic customers. The lab essential products in the U.S. and CAPLA, as well as modest growth in all world areas for the cell culture products, drove growth during the first nine months of 2009. Customer segments contributing to this growth were pharmaceutical and academic customers during the first nine months of 2009.

Research Specialties currency adjusted sales in the third quarter of 2009 decreased by 0.6%, while currency adjusted sales increased by 0.2% for the first nine months of 2009 as compared to the same periods in 2008. Strong growth in CAPLA was offset by declines in the U.S. and Europe. Analytical products delivered the best growth in all world areas. Decreased demand in the chemistry and lab equipment product groups outside of CAPLA put pressure on the growth achieved in analytical products. Softness in demand was noted in the worldwide commercial and industrial sectors. During the first nine months of 2009, the analytical product group was the primary driver of growth in all world areas. These gains were offset by softening in demand for chemistry products in the U.S. and Europe. Softness in demand was also noted in the U.S. and Europe in the commercial, industrial and pharmaceutical sectors offset by strong growth for the academic sector in CAPLA.

Research Biotech currency adjusted sales growth in the third quarter and the first nine months of 2009 was 5.4% and 2.2% as compared to the same periods in 2008, respectively. Sales gains in global markets in cell signaling and molecular biology products drove the organic growth in both periods. Sales growth was strongest in CAPLA with more modest growth in the U.S., which offset declines in Europe for the third quarter. The academic sector was the main driver of the growth in the quarter. The trend for the nine months reflects growth driven by cell signaling products. CAPLA and Europe growth offset declines in the U.S. Demand in the academic and nonprofit customers were the major growth contributors in the first nine months.

SAFC currency adjusted sales increased 4.8% and declined 2.8% for the third quarter and first nine months of 2009 compared to the same periods in 2008, respectively. Sales growth in Europe offset declines in the U.S. and CAPLA in the third quarter. During the quarter, the biotechnology and pharmaceutical customer segments showed improved demand. All products reflected growth in Europe during the quarter. This growth was assisted by Bioscience growth in CAPLA. Sales in all world areas showed a decline for the first nine months of 2009 as compared to 2008, although biotechnology and diagnostic customer segments reflected positive sales growth. These gains were more than offset by declines in the industrial, hospital and pharmaceutical customer segments for the first nine months of 2009.

Reported diluted net income per share

Reported diluted net income per share for the third quarter of 2009 increased by 9.4% to $0.70 from $0.64 in the third quarter of 2008. The impact of foreign currency exchange rates lowered diluted earnings per share by $0.10 when compared to the same period last year. The Company’s strategic pricing actions, global supply chain activities, lower selling, general and administrative costs and reduced interest expense, partially offset by an unfavorable product mix, contributed $0.11 to diluted earnings per share when compared to the same period last year. See discussion of these items below. A reduction in the Company’s quarter-to-date effective tax rate contributed $0.05 to diluted earnings per share when compared to the same period last year. Volume decreases reduced diluted earnings per share by approximately $0.02 in the quarter. Lower fully diluted shares outstanding also added $0.02 to the diluted net income per share in the third quarter of 2009 as compared to the same period in 2008.

Reported diluted net income per share for the first nine months of 2009 increased by 4.0% to $2.06 from $1.98 in the first nine months of 2008. The impact of foreign currency exchange rates lowered diluted earnings per share by $0.34 when compared to the same period last year. The Company’s strategic pricing actions, global supply chain activities, lower selling, general and administrative costs and reduced interest expense, partially offset by an unfavorable product mix, contributed $0.52 to diluted earnings per share when compared to the same period last year. See discussion of these items below. A reduction in the Company’s year-to-date effective tax rate contributed $0.05 to diluted earnings per share when compared to the same period last year. Volume decreases reduced diluted earnings per share by approximately $0.23 in the first nine months of 2009. Lower fully diluted shares outstanding also added $0.08 to the diluted net income per share in the first nine months of 2009 as compared to the same period in 2008.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross profit	49.7%	51.4%	51.0%	51.2%
Selling, general and administrative expenses	23.8%	25.0%	24.4%	25.3%
Research and development expenses	3.0%	3.1%	3.0%	2.9%
Income before income taxes	22.4%	22.7%	23.1%	22.4%
Effective tax rate	28.0%	33.3%	30.2%	32.0%

Gross profit margin

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2009 as a percentage of sales compared to the same period in 2008:

Contributing Factors	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Unfavorable product mix and other	(2.5)%	(2.3)%
Favorable pricing	2.0%	2.4%
Lower unit sales volume	(0.2)%	(0.5)%
Lower manufacturing and distribution costs	1.1%	1.4%
Unfavorable currency impact	(2.1)%	(1.2)%

Net decrease in gross profit margin as a percentage of sales	(1.7)%	(0.2)%

The gross profit margin decrease in the third quarter of 2009 from the third quarter of 2008 as a percentage of sales was primarily due to an unfavorable product mix, negative currency impacts and lower unit sales volume. These decreases were partially offset by the favorable pricing resulting from the Company’s strategic pricing actions, as well as the favorable impact of the Company’s global supply chain initiatives which, among other things, are designed to lower manufacturing and distribution costs including supplies, repairs and maintenance and salaries. The contributing factors for the nine months ended September 30, 2009 are consistent with those stated above for the third quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 1.2% as a percentage of sales in the three months ended September 30, 2009 compared to the same period of 2008. Currency impact increased selling, general and administrative expenses by 30 basis points as compared to the same period in 2008. The following categories are explained excluding the impact of currency. Salaries and other employment costs were reduced by 80 basis points due to the Company’s continued focus on containment of discretionary spending. Travel and entertainment expenses and advertising and catalog expenses were each reduced by 40 basis points due to company-wide reductions in travel and advertising. Insurance expense increased by 60 basis points due to an adjustment of the future claims estimate that occurred in 2008. Legal and professional expense increased by 30 basis points due to an increase in the use of external resources for various company-wide initiatives. No other changes in expense categories were individually significant as a percentage of sales in the three months ended September 30, 2009.

Selling, general and administrative expenses decreased 0.9% as a percentage of sales in the nine months ended September 30, 2009 compared to the same period of 2008. Currency impact increased selling, general and administrative expenses by 60 basis points as compared to the same period in 2008. The following categories explained exclude the nine month currency impact as compared to the same period in the prior year. Salaries and other employment costs were reduced by 50 basis points due to the Company’s continued focus on containment of discretionary spending. Travel and entertainment expenses and advertising and catalog expenses were each reduced by 40 basis points due to company-wide reductions in travel and advertising. These decreases were partially offset by a 30 basis point increase to insurance expense due to an adjustment of the future claims estimate that occurred in 2008. No other changes in expense categories were individually significant as a percentage of sales in the nine months ended September 30, 2009.

Research and development expenses

Research and development expenses as a percentage of sales was 3.0% for both the three and nine month periods ended September 30, 2009 compared to 3.1% and 2.9% for the three and nine month periods ended September 30, 2009, respectively. Research and development spending primarily relates to our innovation efforts and launches of new manufactured products. Products manufactured by the Company currently account for approximately 60% of total sales. No changes in currency or expense categories were individually significant as a percentage of sales in the three and nine months ended September 30, 2009.

Interest, net

Net interest expense was $2.4 and $3.5 for the three months ended September 30, 2009 and 2008, respectively, and $8.0 and $10.9 for the first nine months of 2009 and 2008, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings. During the three months ended September 30, 2009 and 2008, the weighted average interest rate for short-term borrowings was 0.2% and 2.4%, respectively, on average borrowings of $366.3 and $379.2, respectively. During the nine months ended September 30, 2009 and 2008, the weighted average interest rate for short-term borrowings was 0.4% and 2.6%, respectively, on average borrowings of $419.8 and $332.9, respectively. Currency did not have a significant impact on interest expense for the three and nine months ended September 30, 2009.

Income before income taxes

Income before income taxes decreased to $119.6 for the three months ended September 30, 2009 from $122.7 achieved in the same period of 2008. The primary factors driving this decrease were the impact of foreign currency exchange rates and the reduction in sales volume, which reduced income before income taxes by $17.4 and $4.9, respectively. Management was able to partially offset these impacts with its strategic pricing actions, cost containment efforts, supply chain initiatives and reductions in selling, general and administrative expenses as a percentage of sales, as discussed above.

Income before income taxes decreased to $364.0 for the nine months ended September 30, 2009 from $378.3 achieved in the same period of 2008. The primary contributors were the impact of foreign currency exchange rates and the reduction in sales volume, which reduced income before income taxes by $60.4 and $43.3, respectively. Management was able to partially offset these impacts by improvements in gross margin through strategic pricing actions, supply chain initiatives and reductions in selling, general and administrative expenses as a percentage of sales, as discussed above.

Effective tax rate

The effective tax rate for the third quarter of 2009 was 28.0% compared to 33.3% in the same period in 2008, and was 30.2% for the first nine months of 2009 compared to 32.0% for the same period in 2008. The decreases in the third quarter and year-to-date tax rates compared to the same periods in 2008 are due primarily to the reduction of certain tax contingencies resulting from the statute of limitation closures in 2009 and the absence of the U.S. research and development tax credits in 2008.

Net income

Net income for the third quarter of 2009 increased to $86.1 from $81.9 for the quarter ended September 30, 2008 due to the items discussed above.

Net income for the nine months ended September 30, 2009 decreased to $254.1 compared to net income of $257.2 for the same period of 2008 due to items discussed above.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$362.2	$299.8
Investing activities	(104.3)	(65.1)
Financing activities	(232.7)	(236.8)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2009 increased $62.4 compared to the same period in 2008. The increase results primarily from a reduction in inventory as the benefits from the supply chain initiative were realized and less cash used for accounts receivable due to lower sales levels and better collection efforts. These cash inflows were offset by higher global tax payments.

Inventory on hand was 7.2 months at September 30, 2009, which is an increase from 7.0 months at December 31, 2008. Accounts receivable days sales outstanding at September 30, 2009 were 50 days, a slight decrease from 51 days at December 31, 2008.

Investing Activities

Cash used in investing activities was $104.3 and $65.1 for the nine months ended September 30, 2009 and 2008, respectively. This increase was primarily due to an increase in capital expenditures. Capital expenditures increased to $88.1 during the first nine months of 2009 from $64.7 during the same period of 2008 resulting from expansions in the Company’s biotech capacity in Israel and its SAFC capacity in the U.S. The Company expects capital spending of approximately $120.0 in 2009 including significant projects to expand its biotech capacity in Israel and its manufacturing capacity for viral products and active pharmaceutical ingredients in the U.S.

Financing Activities

For the nine months ended September 30, 2009, the Company’s financing activities used cash of $232.7 compared to $236.8 for the same period of 2008. This decrease is due primarily to purchases of 1.0 shares of treasury stock totaling $45.8 compared to 5.0 shares totaling $291.0 in the same period in 2008. Repayments on short-term debt, net of issuances, were $142.2 in the first nine months of 2009 compared to $162.8 in net issuances of short-term debt, during the same period of 2008. Long-term debt of $6.9 was repaid in the first nine months of 2009 compared to $90.0 repaid in the same period of 2008. No long-term debt was issued in 2009 or 2008.

Long-term debt at September 30, 2009, excluding current maturities, was $100.0 compared to $200.1 at December 31, 2008. Consolidated total debt as a percentage of total capitalization was 25.9% and 34.6% at September 30, 2009 and December 31, 2008, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At September 30, 2009 and December 31, 2008, the Company had repurchased a total of 93.3 and 92.3 shares, respectively, of an authorized repurchase of 100.0 shares. The Company has 6.7 remaining shares authorized for purchase, but the timing and number of shares purchased, if any, depends upon market conditions and other factors. The authorization to repurchase these shares is effective through October 20, 2011. There were 121.7 shares outstanding as of September 30, 2009.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and in a cost efficient manner. Factors that could cause such a risk to arise include disruption to the securities market, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings, term loans, and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

The Company has considered the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to availability of and the Company’s access to short-term credit, including the market for commercial paper. Based on discussions held with the Company’s lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable or existing debt being called within the next 12 months. Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, selective acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations, and working capital presently and for the next 12 months. The Company has not experienced any problem in placing its short-term debt in the current credit market environment.

On October 5, 2009, the Company announced a major expansion of its existing license agreement with Sangamo BioSciences, Inc. (“Sangamo”) to include the exclusive rights to develop and distribute zinc finger DNA binding protein (“ZFP”)-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals for livestock, companion animals and therapeutic protein production. Under this agreement, the Company will make initial payments of $20.0 to Sangamo, consisting of an upfront license payment of $15.0 and $5.0 for the purchase of shares of Sangamo common stock. Sangamo is eligible to earn additional contingent commercial license fees of up to $5.0 based on certain conditions and additional contingent milestone payments of up to $25.0 based on cumulative sales.

The Company has a $450.0 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. In October 2009, the Company received a one-year extension for $30.0, which facilitates the entire $450.0 to mature on December 11, 2012. At September 30, 2009 and December 31, 2008, the Company did not have any borrowings outstanding under this facility.

Contractual Obligations

At September 30, 2009, the Company had $369.0 of commercial paper outstanding and other debt of $100.0 with maturities of less than one year. Additionally, the Company had long-term borrowings of $100.0, for a total decrease in all outstanding debt of $159.9 from December 31, 2008.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2009.

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

In another group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 126 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

In another group of lawsuits and claims, the Company, as well as others engaged in manufacturing and distributing flavoring products, is a defendant in multiple claims alleging personal injuries from exposure to the products. The Company has been named as a defendant and served in 18 lawsuits, 7 of which have been dismissed or settled. These claims have been filed in six states. On November 4, 2008 a settlement, which was not material to the Company’s consolidated financial condition, results of operations or liquidity, was reached in one case. Additionally, the Company believes the settlement reached does not change its position as it relates to other claims in this group. The Company is vigorously defending its rights as to the remaining claims. The Company believes it is covered by insurance for the above matters, subject to its self-insurance retention limits.

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

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2009. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2009, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 13, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Note 7 and Note 12 of this Quarterly Report on Form 10-Q.

As part of its continuing effort to improve productivity, the Company has identified certain actions, including closures and consolidations of facilities. As a result in October 2009, the Company announced that it commenced a stipulated consultation period with affected employees for the closure of certain manufacturing sites in Europe. Further in October 2009, the Company notified affected employees of its intent over the next eighteen months to close a certain manufacturing site in the U.S. These closures are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint. One time pre-tax cost associated with these closures is estimated to be $10 and is anticipated to be recorded as incurred over the next 18-24 months.

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

The Company’s principal forward currency exchange contracts are for the Euro, British pound, Swiss franc, Japanese yen, Indian rupee and Canadian dollar. The contracts are recorded at fair value and are included in other current assets. Resulting gains and losses are recorded in selling, general and administrative expenses and partially or completely offset changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 13 - Contingent Liabilities and Commitments – to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the nine months ended September 30, 2009:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2009 – Jan 31, 2009	—	—	92.3	7.7
Feb 1, 2009 – Feb 28, 2009	0.2	$36.05	92.5	7.5
Mar 1, 2009 – Mar 31, 2009	—	—	92.5	7.5
Apr 1, 2009 – Apr 30, 2009	—	—	92.5	7.5
May 1, 2009 – May 31, 2009	0.4	$44.77	92.9	7.1
Jun 1, 2009 – Jun 30, 2009	—	—	92.9	7.1
Jul 1, 2009 – Jul 31, 2009	—	—	92.9	7.1
Aug 1, 2009 – Aug 31, 2009	0.4	$51.65	93.3	6.7
Sep 1, 2009 – Sep 30, 2009	—	—	93.3	6.7

Total	1.0	$45.78	93.3	6.7

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors. This authorization is effective through October 20, 2011.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	October 30, 2009
	Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)