Form 10-K
period 2009-12-31
SIGMA ALDRICH CORP
filed 2010-02-10
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$5,927,659,830	June 30, 2009
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2010 was 121,772,581.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated
Pages 21-48 of the Annual Report to Shareholders for the year ended December 31, 2009	Parts I and II

Proxy Statement for the 2010 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this Report.

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “plans,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters. These statements are based on assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

The Company believes these assumptions are reasonable and well founded. The statements in this Report are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as:

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

(3)	fluctuations in foreign currency exchange rates,

(4)	changes in research funding and the success of research and development activities,

(5)	dependence on uninterrupted manufacturing operations,

(6)	changes in the regulatory environment in which the Company operates,

(7)	changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 10 – Income Taxes – to the consolidated financial statements on page 38 of the 2009 Annual Report, which is incorporated herein by reference,

(8)	exposure to litigation including product liability claims,

(9)	the ability to maintain adequate quality standards,

(10)	reliance on third party package delivery services,

(11)	failure to achieve planned cost reductions in global supply chain initiatives,

(12)	an unanticipated increase in interest rates,

(13)	failure of planned sales initiatives in our Research and SAFC businesses,

(14)	other changes in the business environment in which the Company operates, and

(15)	the outcome of the outstanding matters described in Note 11 - Contingent Liabilities and Commitments - to the consolidated financial statements on page 39 of the 2009 Annual Report, which is incorporated herein by reference.

A further discussion of the Company’s risk factors can be found in Item 1A of Part I on page 9 of this Report. The Company does not undertake any obligation to update these forward-looking statements.

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

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13—Company Operations by Business Unit—to the Company’s consolidated financial statements on page 42 of the 2009 Annual Report, which is incorporated herein by reference.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality chemicals, biochemicals and equipment available throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company operates in 38 countries, manufacturing approximately 48,000 of the 130,000 chemical products it offers. The Company also offers approximately 40,000 equipment products. The Company sells into over 160 countries, servicing over 92,000 accounts representing over one million individual customers.

Products

The Company provides products that focus on:

•	research customers that use smaller quantities of our products in basic life science and high-technology research and development, and

•	manufacturing customers that use our products in larger quantities in lab-stage development and manufacturing.

To best serve these customers, the Company is organized into a customer-centric structure featuring the Research units of Essentials, Specialties and Biotech and a Fine Chemicals unit, SAFC.

The Research Essentials unit sells biological buffers, cell culture reagents, biochemicals, chemicals, solvents, and other reagents and kits. These products are typically sold in higher volumes to economic research buyers.

The Research Specialties unit sells organic chemicals, biochemicals, analytical reagents, chromatography and other laboratory consumables, reference materials and high-purity products which are generally sold in smaller volumes to the lab scientist customer.

The Research Biotech unit supplies immunochemical, molecular biology, cell biology, proteomic, genomic, transgenic and other life science products to academic, government, industrial, biotechnology and pharmaceutical research customers.

The SAFC (Fine Chemicals) unit is a top 10 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial, diagnostic and electronics companies.

Sales and Distribution

During 2009, products were sold to over 92,000 accounts representing over one million individual customers, including universities, pharmaceutical companies, commercial laboratories, industrial companies, non-profit organizations, governmental institutions, biotechnology, diagnostic, chemical and electronics companies and hospitals. Orders in laboratory quantities averaging over $400 accounted for 72%, 72% and 71% of the Company’s net sales in 2009, 2008 and 2007, respectively. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 28%, 28% and 29% of net sales in 2009, 2008 and 2007, respectively.

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

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston, Texas; Bellefonte and Denver, Pennsylvania; Haverhill and Natick, Massachusetts; Caseyville and Urbana, Illinois; Miamisburg, Ohio; Mulberry, Florida; Carlsbad and Selma, California; Australia; Canada; France; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 130,000 chemical and 40,000 equipment products listed in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company produces approximately 48,000 of the chemical products, which represented approximately 65% of sales in 2009. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 5% of the Company’s chemical or equipment purchases in 2009. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 510 issued or pending patents, over 520 licenses and has approximately 850 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “SAFC Supply Solutions,” “SAFC Pharma,” “SAFC Hitech,” “Genosys,” “Proligo” and “Pharmorphix.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC (Fine Chemicals).” Their related registered logos and the significant trademarks are expected to be maintained indefinitely.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2009, no single customer accounted for more than 3%, and no single product accounted for more than 2% of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2009, the backlog of firm orders was not significant, at less than 2% of sales. The Company anticipates that substantially all of the December 31, 2009 backlog will be shipped during 2010.

Competition

Substantial competition exists in all of the Company’s marketing and production areas. The Company believes it is a major supplier of biochemical and organic chemical products and kits used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. While the Company offers approximately 170,000 chemical and equipment items and stocks and analyzes many of these products, some of the Company’s products are unique with limited demand. There are many competitors that offer a narrower range of chemicals.

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

Compliance With Regulations

The Company believes that it is in compliance in all material respects with federal, state and local regulations relating to the manufacture, sale and distribution of its products. The following are brief summaries of some of the federal laws and regulations which may have an impact on the Company’s business. These summaries are only illustrative of some of the extensive regulatory requirements of the federal, state and local and foreign governments and are not intended to provide the specific details of all applicable laws or regulations.

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

The Chemical Facility Anti-Terrorism Standard and the regulations promulgated thereunder, regulate facilities that manufacture, use, store or distribute certain chemicals above a listed Screening Threshold Quantity. A company with such a regulated facility had to complete and submit a Chemical Security Assessment Tool (Top-Screen) by January 19, 2008 or within 60 calendar days of coming into possession of the listed chemicals at or above the listed Chemical Safety Information. If required by the United States (“U.S.”) Department of Homeland Security (DHS), the facility must complete and submit to the DHS a Security Vulnerability Assessment and Site Security Plan. All Sigma-Aldrich sites subject to this standard filed the required information within the defined timeframes.

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

Registration, Evaluation and Authorization of Chemicals (REACH) is an European Union Legislation covering the manufacturing and importation of chemicals. Many of the Company’s substances were registered as required in 2008 and we are complying with subsequent registration requirements at various levels over the next 8 years. Additionally, the amount of products imported or manufactured are closely monitored and more information is passed along the supply chain as required by this legislation.

The Globally Harmonized System (GHS) will alter the rules for classification, labeling and to some extent the content of our MSDS. GHS is scheduled to be implemented sequentially starting with Europe (December 1, 2010), followed by Asia and the U.S. All defined hazardous products in Sigma-Aldrich’s product portfolio will be included.

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

The Company’s import declarations to U.S. Customs and Border Protection (CBP) represent approximately 8,500 entries and 80,000 individual transaction lines from over 80 different countries. Within the Company’s U.S. operations, imports encompass approximately 2,700 unique harmonized tariff codes. These codes are largely represented in Chapters 28, 29 and 38, representing organic and inorganic chemicals and compounds and miscellaneous chemical products. These imports are subject to the Tariff Act of 1930 (as amended), The Customs Modernization Act of 1993, and Title 19 of the Code of Federal Regulations.

Research and Development

Research and development expenses were 2.9% of net sales in 2009, 2008 and 2007. The research and development expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. All manufactured products accounted for approximately 65% of net sales in 2009.

Number of Persons Employed

The Company had 7,740 employees as of December 31, 2009. The total number employed in the United States was 3,920 with the remaining 3,820 employed by the Company’s international subsidiaries. The Company employs approximately 2,400 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 410 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2009, 2008 and 2007, is located in Note 13—Company Operations by Business Unit—to the Company’s consolidated financial statements on page 42 of the 2009 Annual Report, which is incorporated herein by reference.

In the years ended December 31, 2009, 2008 and 2007, approximately 65%, 65% and 64%, respectively, of the Company’s net sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 37 other countries.

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

Executive Officers of the Registrant

The Executive Officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	51	President, SAFC
David W. Julien	55	President, Global Supply Chain
Michael F. Kanan	46	Vice President and Corporate Controller
George L. Miller	55	Senior Vice President, General Counsel & Secretary
Karen J. Miller	52	Senior Vice President, Strategy & Corporate Development
Jai P. Nagarkatti	62	Chairman, President and Chief Executive Officer
Douglas W. Rau	53	Vice President, Human Resources
Kirk A. Richter	63	Vice President and Treasurer
Rakesh Sachdev	53	Senior Vice President, Chief Financial Officer and Chief Administrative Officer
David A. Smoller	46	President, Research Biotech
Carl S. Turza	51	Chief Information Officer
Gerrit J.C. van den Dool	56	Vice President, Sales-U.S. & Canada
Steven G. Walton	42	Vice President, Environmental, Health & Safety
Franklin D. Wicks	56	President, Research Essentials/Research Specialties & Managing Director-U.S. & Canada

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

Mr. Julien has been President of Global Supply Chain of the Company since January 2009. He served as President of the Research Specialties unit of the Company from July 2005 to January 2009. He served as President of the Biotechnology unit of the Company for more than five years until July 2005.

Mr. Kanan has been Vice President and Corporate Controller of the Company since April 2009. He served as Vice President Finance-Light Vehicle Systems of ArvinMeritor from October 2006 to April 2009. He served as Vice President and Assistant Corporate Controller of ArvinMeritor for five years prior to October 2006.

Mr. Miller has been Senior Vice President, General Counsel and Secretary of the Company since October 2009. He served as General Counsel of Novartis Services, Inc. from September 2008 to September 2009, and as General Counsel of Novartis Corporation from December 2005 to August 2008. Previously he served as Deputy General Counsel of Novartis AG in Switzerland from January 2000 to December 2005.

Ms. Miller has been Senior Vice President-Strategy & Corporate Development of the Company since May 2009 and was previously Vice President-Strategy & Corporate Development of the Company from January 2009 through May 2009. She served as Controller of the Company for more than five years, until January 2009.

Dr. Nagarkatti has been Chairman of the Board of Directors since May 2009 and Chief Executive Officer of the Company since January 2006. He has been President of the Company since August 2004. He served as Chief Operating Officer of the Company from August 2004 until December 31, 2005. Previously he served as President of the Scientific Research unit of the Company from December 2002 to August 2004.

Mr. Rau has been Vice President Human Resources of the Company since October 2005. He served as Vice President Human Resources of Kellwood Company from 2002 to 2005.

Mr. Richter has been Vice President and Treasurer of the Company since May 2009, and was previously Treasurer of the Company for more than five years.

Mr. Sachdev has been Senior Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since May 2009. In his Chief Administrative Officer capacity, Mr. Sachdev is responsible for the Information Systems and the Strategy and Corporate Development functions. Mr. Sachdev also assumed responsibility for the Company’s operations in Asia Pacific and Latin America. Previously, he served as Vice President and Chief Financial Officer of the Company from November 2008 to May 2009. He served as Senior Vice President and President Asia Pacific of ArvinMeritor from March 2007 to July 2008. He served as Senior Vice President of Corporate Development and Strategy of ArvinMeritor from April 2005 through March 2007. He served as Interim Chief Financial Officer, Vice President and Controller of ArvinMeritor from August 2003 to March 2005.

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

Mr. van den Dool was named Vice President of Sales-U.S. & Canada of the Company in July 2007. He served as Vice President of Sales and Operations, Europe for the Company from 2003 to 2007. Previously, he served as Vice President of Sales, Europe for the Company from 1999 to 2003.

Mr. Walton has been Vice President-Environmental Health & Safety of the Company since August 2005. Previously, he served as Director of Corporate Health and Safety at ArvinMeritor from 2000 to 2005.

Dr. Wicks has been President of the Research Essentials and Specialties units of the Company since January 2009 and has also been Managing Director-U.S & Canada since January 2010. Previously, he served as President of the SAFC unit of the Company for more than five years.

Item 1A.	Risk Factors

Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with other matters described in this Form 10-K or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, financial condition or operating results could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, financial condition and operating results. Certain statements in this Form 10-K (including certain of the following factors) constitute forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters. The Company does not undertake any obligation to update these forward-looking statements.

Risks Related to Our Sales and Operations

Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business.

Declining economic conditions may have a negative impact on our consolidated results of operations, our financial condition and our cash flows. Overall demand for our products could be reduced as a result of a global economic recession, especially in such segments as the pharmaceutical, biotechnology, diagnostic, chemical and electronics industries.

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

A number of factors impact the dollars spent on the purchase of research and development products by our customers. Our pharmaceutical customers experienced a softening over the past several years in all geographic areas. The Company does not have the ability to predict when this trend will reverse or the ultimate impact on demand for the Company’s products. Activities within these pharmaceutical companies, which are impacting demand, include various programs to contain costs, shift from discovery to clinical research and tighter inventory management.

The credit crisis of the past 18 months has impacted the ability of small, emerging pharmaceutical, biotechnology and diagnostic companies to access funding. Venture capital funding has also slowed considerably. This venture capital funding also impacts discovery and clinical research spending. The extent to which demand from these customers will be impacted is unknown.

Approximately 35% of the Company’s revenues for the year ended December 31, 2009 are from the pharmaceutical, biotechnology and diagnostic companies.

Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.

Our customers include researchers at companies in the pharmaceutical, biotechnology, diagnostic, chemical, electronics and related industries, academic institutions, government laboratories and private foundations. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their research and development budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect research and development spending levels in markets outside of the U.S. will become increasingly important to us.

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of companies in the key industry sectors we serve. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. By way of example, there have been significant reductions in research staff of U.S.-based pharmaceutical companies during the last two years.

A small portion of our sales have been to researchers whose funding is dependent on grants from government agencies such as the U.S. National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, or general efforts to reduce the U.S. federal budget deficit could be viewed by the government as a higher priority. Any shift away from funding of life science and high technology research and development or delays surrounding the approval of governmental budget proposals may cause our customers to delay or forego purchases of our products and services, which could seriously damage our business.

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

We rely upon our manufacturing operations to produce approximately 65% of our sales. Our quality control, packaging and distribution operations support all of our sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.

We have limited redundancies and back-up in our global distribution network. For example, our automated warehouse in Germany handles a significant amount of the distribution of our products outside of the U.S. The efficiency and effectiveness of our global distribution network would be significantly compromised if this warehouse were impacted by a natural disaster or other local disruption. If a disruption occurs, we may not be able to secure alternate distribution and replace the compromised inventory in a timely manner, causing deterioration in our current service levels. Failure to do so could have a material adverse effect on our business and results of operations.

If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Additionally, in 2009 approximately 45% of the Company’s research sales originated through e-commerce. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

We are subject to regulation by various federal, state and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the distribution of our products and environmental matters.

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the U. S. Department of Commerce, U.S. Food and Drug Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable U.S., state and foreign governmental agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales and distribution of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

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

We are subject to a variety of taxes in numerous local, regional, national and international jurisdictions. The laws regulating the taxes to which we are subject may change. We have no control over these changes and their impact, if any, on our results. Additionally, results of tax audit activity may also impact our tax provisions and our profits. We reflect changes in our actual or forecast income tax rates as relevant facts and circumstances are known to us. Variations to our forecast tax rates and forecast diluted EPS in the future are possible due in part to tax rate changes and changes in the status of tax uncertainties pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 740-10.

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

We face potential liability claims based on our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. Our products are generally to be used by trained scientists and operators, however, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be forced to defend ourselves in connection with these products or services. For example, we are defending a large number of lawsuits relating to various vaccines manufactured by pharmaceutical companies, for which we provided a product for use in research activities in developing such vaccines.

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

During the third quarter of 2007, we implemented an initiative to improve how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. The purpose of this initiative is to reduce our overall manufacturing and procurement costs and expand margins over a five year period following implementation. Due to the scope and complexity of this initiative there are certain risks associated with its implementation. If unexpected costs or delays are encountered, our margins may not benefit as much or as quickly as we had anticipated. The global economic slow down and the cost of energy could also impact the savings which will be achieved.

Our business may be adversely affected by a decrease in the availability of commercial paper.

We had $376.5 million of commercial paper outstanding at December 31, 2009. If the market for commercial paper becomes restricted or unavailable, our business could be adversely affected including our consolidated results of operations, our financial condition and our cash flows.

Our sales and operating results may vary from period to period.

Our sales and operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions,

•	foreign currency exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the level and timing of our customers’ research and development and manufacturing efforts and activities,

•	the timing of our customers’ government funding,

•	the timing of our restructuring and other charges,

•	the timing of our research and development, sales and marketing expenses,

•	the timing of significant custom sales orders, typically associated with our SAFC and Research Biotech businesses,

•	the expected higher level of sales growth in SAFC creating downward pressure on overall gross margins,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technologies or add presence in a market,

•	customer demand for our products due to changes in purchasing requirements and research needs,

•	changes in U.S. generally accepted accounting principles, and

•	general economic conditions.

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

We may not realize the expected benefits from our restructuring activities, and our efforts may lead to additional unintended consequences.

As part of its long-term profit enhancement and cost-reduction initiatives, the Company has commenced certain actions, including closures and consolidations of facilities and initiating a voluntary retirement plan. These actions are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint. These restructuring activities could yield unintended consequences, including:

•	diversion of management’s and employees’ attention from other business concerns,

•	business disruption,

•	loss of existing customers,

•	attrition beyond our planned reduction in workforce,

•	risk of litigation relative to headcount reductions, and

•	reduced employee morale or productivity.

There can also be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.

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

These facts have led us to focus significant efforts and resources on the development and identification of new technologies and products. As a result, we have a very broad product line and are continually seeking to develop, license or acquire new technologies and products to further broaden our offering. If we fail in these efforts, our customers likely will purchase products from our competitors, significantly harming our business. Once we develop or obtain a technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we could fail to obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult or impossible to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include:

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

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. For example, the effect of translating foreign currency sales into U.S. dollars decreased 2009 sales by 4.1%, but increased the 2008 and 2007 sales growth by 2.7% and 4.8%, respectively. Furthermore, reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, Asia, the Middle East, Australia and Africa. Sales outside the United States were in excess of 60% of total sales in 2009. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2009, approximately 10% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

•	future fluctuations in foreign currency exchange rates,

•	complex regulatory requirements and changes in those requirements,

•	trade protection measures, tariff, royalties or taxes, and import or export licensing requirements or restrictions,

•	multiple jurisdictions and differing tax laws, as well as changes in those laws,

•	restrictions on our ability to repatriate investments and earnings from foreign operations,

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets,

•	difficulty in staffing and managing worldwide operations,

•	changes in shipping costs, and

•	difficulties in collecting on accounts receivable.

If any of these risks materialize, we could face the loss of sales, and/or substantial increases in costs, which could adversely affect our results of operations.

Risks Related to Intellectual Property

We may become involved in disputes regarding our intellectual property rights, which could result in prohibition of the use of certain technology in current or planned products, exposure of the business to significant liability and diversion of management’s focus.

We and our major competitors spend substantial time and resources developing and patenting new and improved products and technologies. Many of our products are based on complex, rapidly developing technologies. Further, while we strive to respect others’ intellectual property, we may not have identified each and every instance where our products may infringe or utilize intellectual property rights held by others. Thus, we cannot provide assurance that others will not claim that we are infringing their intellectual property rights or that we do not in fact infringe those rights.

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

Our success and ability to compete is dependent in part on our ability to protect and maintain proprietary rights to our intellectual property, particularly trade secrets and proprietary know-how. We generally enter into confidentiality and proprietary information agreements with our employees, consultants and advisors. These agreements may not provide meaningful protection for or adequate remedies to protect the Company’s technology in the event of unauthorized use or disclosure of information. Efforts to address any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar services, potentially resulting in the loss of one or more competitive advantages and decreased sales.

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

We are subject to FASB ASC Topic 350 which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2009, goodwill and other intangible assets with indefinite lives represented approximately 15% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2009.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	909	4,173	admin., production, warehousing, distrib.
Germany	46	646	admin., production, warehousing, distrib.
Switzerland	13	422	admin., production, warehousing, distrib.
United Kingdom	251	452	admin., production, warehousing, distrib.
Israel	6	132	admin., production, warehousing, distrib.
All Other	62	886	admin., production, warehousing, distrib.

Total	1,287	6,711
Percent Owned Property	81%
Percent Leased Property	19%

The Company considers the properties to be well maintained, in sound condition and repair, and adequate for its present needs. These properties generally have sufficient capacity for the Company’s existing needs and near-term growth. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets and to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings

The information contained in Note 11 - Contingent Liabilities and Commitments - on page 39 of the 2009 Annual Report is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted by the Company to the stockholders for a vote during the fourth quarter of 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information concerning the market price of the Company’s Common Stock and related shareholder information for the years ended December 31, 2009 and 2008 is located on page 21 of the 2009 Annual Report under the caption “Common Stock Data,” which is incorporated herein by reference.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table presents share repurchases by the Company and any affiliated purchasers for the year ended December 31, 2009 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2008			$92.3	7.7
Jan. 1, 2009 – Jan. 31, 2009	—	—	92.3	7.7
Feb. 1, 2009 – Feb. 29, 2009	0.2	$36.05	92.5	7.5
Mar. 1, 2009 – Mar. 31, 2009	—	$—	92.5	7.5
Apr. 1, 2009 – Apr. 30, 2009	—	—	92.5	7.5
May 1, 2009 – May 31, 2009	0.4	$44.77	92.9	7.1
Jun. 1, 2009 – Jun. 30, 2009	—	$—	92.9	7.1
Jul. 1, 2009 – Jul. 31, 2009	—	$—	92.9	7.1
Aug. 1, 2009 – Aug. 31, 2009	0.4	$51.65	93.3	6.7
Sep. 1, 2009 – Sep. 30, 2009	—	—	93.3	6.7
Oct. 1, 2009 – Oct. 31, 2009	0.2	$52.88	93.5	6.5
Nov. 1, 2009 – Nov. 30, 2009	0.2	$54.03	93.7	6.3
Dec. 1, 2009 – Dec. 31, 2009	—	$—	93.7	6.3

Total at Dec. 31, 2009	1.4	$48.01	93.7	6.3

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 shares under the existing repurchase program, bringing the total authorization to 100.0 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors. This authorization is effective through October 20, 2011.

Items 6 through 8. Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures about Market Risk and Financial Statements and Supplementary Data

The information required by Items 6 through 8 is incorporated herein by reference to pages 21–48 of the 2009 Annual Report. See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2009 Annual Report listed in the Index or referred to in Items 1 through 4 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm

The information contained in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm on page 48 of the 2009 Annual Report is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information under the captions “Nominees for Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

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

Information under the captions “Director Compensation and Transactions” and “Information Concerning Executive Compensation” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information, if any, under the captions “Director Compensation and Transactions,” “Principal Beneficial Owners and Transactions” and “Related Party Disclosure” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2010 Proxy Statement, which will be filed within 120 days after December 31, 2009, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Index to Financial Statements on page F-1 of this Report. Those pages of the Company’s 2009 Annual Report listed in such Index are hereby incorporated by reference.

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

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	February 10, 2010
	Michael F. Kanan, Vice President and Corporate Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jai P. Nagarkatti	February 10, 2010
	Jai P. Nagarkatti, Chairman, President and Chief Executive Officer (Principal Executive Officer)	Date

By	/s/ Rakesh Sachdev	February 10, 2010
	Rakesh Sachdev, Senior Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	Date

By	/s/ Michael F. Kanan	February 10, 2010
	Michael F. Kanan, Vice President and Corporate Controller (Principal Accounting Officer)	Date

By	/s/ Rebecca M. Bergman	February 10, 2010
	Rebecca M. Bergman, Director	Date

By	/s/ George M. Church	February 10, 2010
	George M. Church, Director	Date

By	/s/ David R. Harvey	February 10, 2010
	David R. Harvey, Director	Date

By	/s/ W. Lee McCollum	February 10, 2010
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 10, 2010
	Avi M. Nash, Director	Date

By	/s/ Steven M. Paul	February 10, 2010
	Steven M. Paul, Director	Date

By
	J. Pedro Reinhard, Director	Date

By	/s/ Timothy R.G. Sear	February 10, 2010
	Timothy R.G. Sear, Director	Date

By	/s/ D. Dean Spatz	February 10, 2010
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 10, 2010
	Barrett A. Toan, Director	Date

SIGMA-ALDRICH CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Page Number Reference Annual Report to Shareholders (Filed as Exhibit 13 Hereto)
Selected financial data, including Common Stock Data and related stockholder information, Annual Financial Data for the five years ended December 31, 2009 and Quarterly Financial Data for the quarterly periods in 2009 and 2008	21

Management’s Discussion and Analysis	23-29

Market risk disclosure	28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets December 31, 2009 and 2008	31

Consolidated statements for the years ended December 31, 2009, 2008 and 2007

Income	30

Stockholders’ Equity	32

Cash Flows	33

Notes to consolidated financial statements	34-47

Management’s report on internal control over financial reporting	48

Report of independent registered public accounting firm	48

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — See Exhibit 3(b).

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Certificate of Incorporation and Amendments See Exhibit 3(a) above.

(b)	By-Laws, as amended November 16, 2009 See Exhibit 3(b) above.

(c)	Rights Agreement, dated as of August 8, 2000 between Sigma-Aldrich Corporation and Computershare Investor Services, LLC, as Rights Agent, which includes the form of Right Certificate as Exhibit A and the Summary of Common Stock Purchase Rights as Exhibit B. — Incorporated by reference to Exhibit 1 of Form 8-A12(g) filed on August 10, 2000, Commission File number 0-8135.

(d)	The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K copies of any instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries where such instrument has not been filed as an exhibit hereto and the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(g)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(h)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(i)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(m)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(o)	Form of Employment Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, David W. Julien, Michael F. Kanan, George L. Miller, Karen J. Miller, Douglas W. Rau, Kirk A. Richter, David A. Smoller, Carl S. Turza, Gerrit J.C. van den Dool, Steven G. Walton and Franklin D. Wicks)* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(p)	Form of Change in Control Agreement (Similar Employment Agreements also exist with Gilles A. Cottier, David W. Julien, Michael F. Kanan, George L. Miller, Karen J. Miller, Jai Nagarkatti, Douglas W. Rau, Rakesh Sachdev, David A. Smoller, Carl S. Turza, Gerrit J.C. van den Dool and Franklin D. Wicks)* — Incorporated by reference to Exhibit 10(a) of Form 8-K filed December 31, 2008, Commission File Number 0-8135.

(q)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(r)	Cash Bonus Plan* — Incorporated by reference to Appendix B of the Company’s Definitive Proxy Statement filed March 29, 2003, Commission File Number 0-8135.

(s)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(s).

(t)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(t).

(u)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(v)	Letter Regarding Terms of Employment by and between Sigma-Aldrich Corporation and Rakesh Sachdev, dated October 23, 2008 — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 5, 2008, Commission File Number 0-8135.

(w)	Note Purchase Agreement dated September 12, 2000. Incorporated by reference to Exhibit 10(x) of Form 10-K filed for the year ended December 31, 2007, Commission File Number 0-8135.

(x)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005, Commission File Number 0-8135.

(y)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated December 5, 2006 – Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(aa)	Credit Facility Agreement dated March 13, 2007 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 14, 2007, Commission File Number 0-8135.

(ab)	Flexible Deferral Plan* – Incorporated by reference to Exhibit 10(aa) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2009 consolidated financial statements filed as Exhibit 13 below.

13	Pages 21-48 of the Annual Report to Shareholders for the year ended December 31, 2009.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.2.

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

F - 4