Form 10-Q
period 2010-03-31
SIGMA ALDRICH CORP
filed 2010-04-22
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 121,385,537 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2010.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$572	$519
Cost of products sold	269	251

Gross profit	303	268
Selling, general and administrative expenses	134	127
Research and development expenses	16	16
Restructuring costs	6	0

Operating income	147	125
Interest, net	2	3

Income before income taxes	145	122
Provision for income taxes	45	38

Net income	$100	$84

Net income per share – Basic	$0.82	$0.69

Net income per share – Diluted	$0.81	$0.68

Weighted average number of shares outstanding – Basic	122	122

Weighted average number of shares outstanding – Diluted	123	123

Dividends per share	$0.160	$0.145

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$421	$373
Accounts receivable, less allowance for doubtful accounts of $6 and $7, respectively	317	285
Inventories	585	609
Other current assets	131	117

Total current assets	1,454	1,384

Property, plant and equipment, net of accumulated depreciation of $946 and $943, respectively	699	709
Goodwill, net	394	401
Intangibles, net	129	129
Other assets	93	91

Total assets	$2,769	$2,714

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$461	$477
Accounts payable	120	112
Other	196	153

Total current liabilities	777	742

Long-term debt	100	100
Pension and post-retirement benefits	95	94
Deferred taxes	30	23
Other liabilities	67	69

Total liabilities	1,069	1,028

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 121 and 122 shares outstanding at March 31, 2010 and December 31, 2009	202	202
Capital in excess of par value	161	153
Common stock in treasury, at cost, 80 shares at March 31, 2010 and December 31, 2009	(2,013)	(1,983)
Retained earnings	3,310	3,230
Accumulated other comprehensive income	40	84

Total stockholders’ equity	1,700	1,686

Total liabilities and stockholders’ equity	$2,769	$2,714

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$100	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23	23
Deferred income taxes	3	1
Stock-based compensation expense	4	3
Restructuring costs, net of payments	3	0
Other	0	(1)
Changes in operating assets and liabilities:
Accounts receivable	(39)	(40)
Inventories	11	(5)
Accounts payable	10	7
Income taxes	29	31
Other	7	11

Net cash provided by operating activities	151	114

Cash flows from investing activities:
Capital expenditures	(18)	(28)
Purchases of investments	(11)	(1)
Proceeds from sale of property, plant and equipment	0	2
Acquisitions of businesses, net of cash acquired	(5)	(2)
Other, net	(1)	0

Net cash used in investing activities	(35)	(29)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(16)	(74)
Repayment of long-term debt	0	(7)
Payment of dividends	(20)	(18)
Treasury stock purchases	(35)	(7)
Proceeds from exercises of stock options	9	2
Other, net	2	1

Net cash used in financing activities	(60)	(103)

Effect of exchange rate changes on cash	(8)	(7)

Net change in cash and cash equivalents	48	(25)
Cash and cash equivalents at January 1	373	252

Cash and cash equivalents at March 31	$421	$227

Supplemental disclosures of cash flow information:
Income taxes paid	$11	$6
Interest paid, net of capitalized interest	$3	$4

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except per share data)

(1) Basis of Presentation

Sigma-Aldrich Corporation (the “Company”), headquartered in St. Louis, Missouri, develops, manufacturers, purchases and distributes a broad range of high quality biochemicals and organic chemicals throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) New Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 08-9, Milestone Method of Revenue Recognition (“EITF 08-9”). EITF 08-9 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under the Consensus, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The scope of this Issue is limited to transactions involving research or development. EITF 08-9 is effective for interim and annual periods beginning on or after June 15, 2010 with early adoption permitted. The impact of this EITF is not expected to be material to the consolidated financial statements of the Company.

(4) Income Taxes

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. Under the Acts, an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy beginning in 2013. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. The Acts did not have a significant impact on the consolidated financial statements of the Company.

There were no material changes in the unrecognized tax benefits of the Company during the three months ended March 31, 2010.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2010 may decrease by approximately $2 to $3 due to the completion of examinations and the expiration of statutes in several jurisdictions within twelve months of March 31, 2010.

(5) Inventories

The principal categories of inventories are:

	March 31, 2010	December 31, 2009
Finished goods	$491	$520
Work in process	27	26
Raw materials	67	63

Total	$585	$609

(6) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2010 and December 31, 2009 are as follows:

	Cost		Accumulated Amortization
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Amortizable intangible assets:
Patents	$14	$13	$7	$6
Licenses	38	38	7	6
Customer relationships	98	97	31	30
Technical knowledge	22	22	8	8
Other	14	13	12	12

Total amortizable intangible assets	$186	$183	$65	$62

Unamortizable intangible assets:
Goodwill	$420	$427	$26	$26
Trademarks and trade names	16	16	8	8

Total unamortizable intangible assets	$436	$443	$34	$34

For both the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of $3, related to amortizable intangible assets. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $11 to $13 from 2010 through 2014.

The change in the net goodwill for the three months ended March 31, 2010 is as follows:

Balance at December 31, 2009	$401
Acquisitions	1
Impact of foreign currency exchange rates	(8)

Balance at March 31, 2010	$394

(7) Debt

Notes payable and long-term debt consists of the following:

	March 31, 2010		December 31, 2009
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper	$361	0.2%	$377	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (1)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due June 11, 2009 (2)	—	—	—	—
Sigma-Aldrich Japan credit facility, due April 9, 2009 (2)	—	—	—	—
Other short-term credit facilities	—	—	—	—

Total notes payable	361	0.2%	377	0.2%
Plus – current maturities of long-term debt	100	7.7%	100	7.7%

Total notes payable and current maturities of long-term debt	$461	1.8%	$477	1.8%

Long-term debt
Senior notes, due September 12, 2010 (3)	$100	7.7%	$100	7.7%
Senior notes, due December 5, 2011 (4)	100	5.1%	100	5.1%

Total	200	6.4%	200	6.4%
Less – current maturities	(100)	7.7%	(100)	7.7%

Total long-term debt	$100	5.1%	$100	5.1%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization were, as defined in the respective agreement, $1,598 and 26%, respectively, at March 31, 2010.

(2)	The reported borrowings under these facilities were due and repaid on June 11, 2009 and April 9, 2009 respectively, the facilities are still available to the Company with total commitments of 20 billion Korean Won (converted into U.S. Dollars of $18) and 2 billion Japanese yen (converted into U.S. Dollars of $21) respectively at March 31, 2010. There were no outstanding borrowings under either facility at March 31, 2010.

(3)	Note agreement contains financial covenants that require the maintenance of consolidated net worth of at least $750, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which the Company owns a majority of the voting shares. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, $1,598, 26% and 0%, respectively, at March 31, 2010.

(4)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 25% and 0%, respectively, at March 31, 2010.

The Company has a $450 five-year revolving credit facility maturing December 11, 2012 with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. At March 31, 2010 and December 31, 2009, the company did not have any borrowings outstanding under this facility.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. There are no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 and $3 for the three months ended March 31, 2010 and 2009, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $203 and $206 at March 31, 2010 and December 31, 2009, respectively, based upon a discounted cash flow analysis using current market interest rates.

(8) Restructuring

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities over the next 9-15 months. These exit activities impact approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint. Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by approximately 90 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. The Company expects to further reduce its workforce by approximately 80 people, approximately half of which occurred during the first quarter of 2010. The remaining reductions will take place over the remainder of 2010. Once fully implemented, the Company expects annual savings associated with these activities in a range from $15 to $20. The Company will continue to pursue actions as needed to reduce its fixed cost structure.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $16 to be recorded in the next 9-15 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three months Ended March 31, 2010	Cumulative Restructuring Costs for these programs	Total expected Restructuring Costs
Employee termination benefits	$5	$10	$21
Other restructuring costs	1	5	10

Total restructuring costs	$6	$15	$31

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

The following is a rollforward of the liabilities since December 31, 2009. The liabilities are reported as a component of other current liabilities in the accompanying consolidated balance sheets.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2009	$2	$1	$3
Charges	5	1	6
Payments and other adjustments	(3)	(1)	(4)

Balance as of March 31, 2010	$4	$1	$5

(9) Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,
	2010	2009
Weighted average shares
Basic shares	122	122
Effect of dilutive securities	1	1

Diluted shares	123	123

Potential common shares totaling 1 million and 2 million were excluded from the calculation of weighted average shares for the three months ended March 31, 2010 and 2009, respectively, because their effect was considered to be antidilutive.

(10) Comprehensive Income

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

For the three months ended March 31, 2010 and 2009, comprehensive income was $56 and $32, respectively.

(11) Company Operations by Business Unit

The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The business unit structure is the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company’s business units are as follows:

	Three Months Ended March 31,
	2010	2009
Research Essentials	$112	$107
Research Specialties	217	197
Research Biotech	91	82

Research Chemicals	420	386
SAFC	152	133

Total	$572	$519

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, Internet, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income growth, return on equity and return on assets. Certain Business Unit Presidents also have a component of their compensation program based on their respective business unit sales growth, in addition to consolidated sales growth. Based on these factors, the company concludes that it operates in one segment.

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended March 31,
	2010	2009
Net sales to unaffiliated customers:
United States	$202	$192
Germany	57	54
International	313	273

Total	$572	$519

	March 31, 2010	December 31, 2009
Long-lived assets:
United States	$473	$472
International	276	284

Total	$749	$756

(12) Share Repurchases

At both March 31, 2010 and December 31, 2009, the Company had repurchased a total of 94 million shares of an authorized repurchase of 100 million shares. The Company has 6 million remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 million shares outstanding as of March 31, 2010.

(13) Pension and post-retirement benefits

The components of the net periodic benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Plans				Post- Retirement Medical Benefit Plans
	United States		International
	2010	2009	2010	2009	2010	2009
Service cost	$2	$2	$2	$2	$—	$—
Interest cost	2	2	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)	—	—
Amortization	1	1	—	1	—	—

Net periodic benefit cost	$3	$3	$2	$3	$1	$1

Pension and post-retirement benefits consisted of the following:

	March 31, 2010	December 31, 2009
Retiree medical liability	$43	$43
Pension liability	55	54

Subtotal	98	97

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefits	$95	$94

The Company is not required to make a contribution to its U.S. pension plan in 2010. The Company contributed $1 to its international pension plans in the three months ended March 31, 2010. In total, the Company expects to contribute approximately $5 to its defined benefit pension plans in 2010.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $3 and $2 for the three months ended March 31, 2010 and 2009, respectively.

(14) Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	March 31, 2010	December 31, 2009
Other receivables	$12	$15
Prepaid expenses	29	32
Certificates of deposit	25	14
Deferred taxes	65	56

Total other current assets	$131	$117

Other assets

Other assets are summarized as follows:

	March 31, 2010	December 31, 2009
Other investments	$13	$13
Life insurance policies	21	18
Deferred taxes	43	44
Other non-current assets	16	16

Total other assets	$93	$91

Other current liabilities

Other current liabilities are summarized as follows:

	March 31, 2010	December 31, 2009
Payroll	$56	$51
Income taxes	70	42
Other accrued expenses	70	60

Total other current liabilities	$196	$153

Other Liabilities

Other liabilities are summarized as follows:

	March 31, 2010	December 31, 2009
Deferred compensation	$31	$30
Deferred taxes	29	30
Other non-current liabilities	7	9

Total other non-current liabilities	$67	$69

(15) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 128 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. The Ohio Supreme Court has heard oral argument in December 2009, with a decision expected in 2010. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

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

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) global economic conditions, (2) changes in pricing and the competitive environment and the global demand for its products, (3) fluctuations in foreign currency exchange rates, (4) changes in research funding and the success of research and development activities, (5) dependence on uninterrupted manufacturing operations, (6) changes in the regulatory environment in which the Company operates, (7) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009, (8) exposure to litigation, including product liability claims, (9) the ability to maintain adequate quality standards, (10) reliance on third party package delivery services, (11) failure to achieve planned cost reductions in global supply chain initiatives and restructuring actions, (12) an unanticipated increase in interest rates, (13) failure of planned sales initiatives in our Research and SAFC Businesses, (14) other changes in the business environment in which the Company operates, and (15) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake any obligation to update these forward-looking statements.

Non-GAAP Financial Measures

The Company supplements its disclosures made in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) with certain non-GAAP financial measures to supplement its GAAP disclosures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur in 2010 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Management believes this non-GAAP information is useful to investors as well.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Sigma-Aldrich is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over one million scientists and technologists use our products. Sigma-Aldrich operates in 38 countries and has 7,600 employees providing customer focused service worldwide.

Highlights of our consolidated results for the three months ended March 31, 2010, are as follows:

•	Sales were $572, an increase of 10% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which increased sales by 6%, sales increased by 4% year over year.

•	Pretax income margin was 25.3%, up from 23.5% a year ago.

•	Diluted income per share was $0.81, compared to $0.68, a 19% increase when compared to the same period last year.

•

Net cash provided by operating activities was $151, an increase of $37 when compared to the same period last year. Capital expenditures were $18, a decrease of $10 when compared to the same period last year. Free cash flow (defined as cash from operating activities less capital expenditures) was $133, a $47 increase over the prior year.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in fiscal year 2010 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition, including changes in pricing;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies and universities;

•	Changes in foreign currency exchange rates;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits;

•	Our failure to protect our intellectual property may significantly harm our results of operations;

•	Our failure to achieve planned cost reductions in global supply chain initiatives; and

•	The impact of any restructuring.

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	Three Months Ended March 31,
	2010	2009
Net sales	$572	$519
Cost of products sold	269	251

Gross profit	303	268

Selling, general and administrative expenses	134	127
Research and development expenses	16	16
Restructuring costs	6	—

Operating income	147	125
Interest, net	2	3

Income before income taxes	145	122
Provision for income taxes	45	38

Net income	$100	$84

Net income per share—Diluted	$0.81	$0.68

Sales

Sales were $572 in the first three months of 2010, up 10 percent from the first three months of 2009. The effect of foreign currency translation increased sales by $30. Excluding the effects of foreign currency, sales increased organically by $23 or 4.4 percent. Factors contributing to the organic growth included pricing which added 0.4 percent and volume which added 4.0 percent. The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended March 31,		Change	Increase due to Changes in FX	Organic Growth	Organic Growth %
	2010	2009
Research Essentials	$112	$107	$5	$6	$(1)	(0.9)%
Research Specialties	217	197	20	12	8	4.1%
Research Biotech	91	82	9	5	4	4.9%

Total Research	420	386	34	23	11	2.8%
SAFC	152	133	19	7	12	9.0%

Total	$572	$519	$53	$30	$23	4.4%

Research Essentials total sales were $112 for the first three months of 2010 compared to $107 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales decreased by $1 or 0.9 percent. The primary driver for the organic sales decrease was driven by a decline in volume and price for a certain chemical family.

Research Specialties total sales were $217 for the first three months of 2010 compared to $197 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $8 or 4.1 percent. The increase was largely driven by higher demand for our chemistry products amounting to $3 of the organic increase and higher demand in our analytical and biochemistry products, each increasing by $2. The significant improvement was geographically centered in the non-European international area through our dealer network.

Research Biotech total sales were $91 for the first three months of 2010 compared to $82 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $4 or 4.9 percent. This increase was largely driven by higher demand for our custom products which includes oligonucleotides. All regions experienced improved demand over the prior year.

SAFC total sales were $152 for the first three months of 2010 compared to $133 during the same period last year. Excluding the effects of changes in foreign currency exchange rates sales increased by $12 or 9 percent. The primary driver for this increase were increased demand for our custom pharmaceutical products and hitech products. Hitech products improved by $7 and pharmaceutical products added $4 as compared to the first three months in 2009.

Web-based sales through our award winning website during the three months ended March 31, 2010 increased by 3 percent over the same period in 2009. Web-based sales were 47 percent of worldwide first quarter 2010 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
Gross profit margin	53.0%	51.6%
Selling, general and administrative expenses	23.4%	24.5%
Research and development expenses	2.8%	3.1%
Income before income taxes	25.3%	23.5%
Effective tax rate	31.0%	31.1%

Cost of sales and gross profit

Cost of sales primarily represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the three months ended March 31, 2010 was $269 compared to $251 in the prior year, representing an increase of 7.2 percent. The increase in costs of sales is primarily due to higher sales volumes and the associated direct material spending and changes in foreign currency exchange rates. Total cost of sales were 47.0 percent of sales for the three months ended March 31, 2010 compared to approximately 48.4 percent for the first three months of the prior year, producing a gross profit as a percentage to sales (“Gross Margin”) of 53.0 percent and 51.6 percent, respectively. The following table reflects the significant contributing factors to the net change in gross profit margin for the three months ended March 31, 2010 compared to the same period in 2009:

Contributing Factors	Three Months Ended March 31, 2010
Gross profit margin – three months ended March 31, 2009	51.6%
Increases (decreases) to gross margin:
Sales volume/Product mix/Other	1.2%
Pricing	0.2%

Gross profit margin – three months ended March 31, 2010	53.0%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended March 31,
	2010	2009
SG&A	$134	$127
Percentage of Sales	23.4%	24.5%

The increase in SG&A expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is due primarily to higher variable compensation costs of $3 compared to 2009 and changes in foreign currency exchange rates which increased SG&A by $4. As a percentage of sales, SG&A decreased 110 basis points as we continue to focus on ways to remove cost through process improvement and other cost reduction initiatives.

Research and development expenses

	Three Months Ended March 31,
	2010	2009
R&D	$16	$16
Percentage of Sales	2.8%	3.1%

Research and development expenses during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 were unchanged. As a percentage of sales, research and development were largely unchanged. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 65% of total sales.

Restructuring costs

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities over the next 9–15 months. These exit activities impact approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint. Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by approximately 90 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. The Company expects to further reduce its workforce by approximately 80 people, approximately half of which occurred during the first quarter of 2010. The remaining reductions will take place over the remainder of 2010. Once fully implemented, the Company expects annual savings associated with these activities in a range from $15 to $20. The Company will continue to pursue actions as needed to reduce its fixed cost structure.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $16 to be recorded in the next 9-15 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three months Ended March 31, 2010	Cumulative Restructuring Costs for these programs	Total expected Restructuring Costs
Employee termination benefits	$5	$10	$21
Other restructuring costs	1	5	10

Total restructuring costs	$6	$15	$31

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

Interest, net

Net interest expense was $2 and $3 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings and lower average borrowing levels. The average weighted average interest rate for short-term borrowings during the three months ended March 31, 2010 was 0.2% on average borrowings of $365 compared to a weighted average interest rate for short-term borrowings during the three months ended March 31, 2009 of 0.5% on borrowings of $481.

Effective tax rate

The effective tax rate for the first quarter of 2010 was 31.0% consistent with the rate of 31.1% in 2009. The effective tax rate for all of 2010 is expected to be approximately 30% to 31% of pretax income.

Net Income and diluted net income per share

Net income for the first quarter of 2010 increased to $100 from $84 for the quarter ended March 31, 2009 due to the items discussed above. Reported diluted net income per share for the first quarter of 2010 increased by 19.1% to $0.81 from $0.68 in the first quarter of 2009. The impact of foreign currency exchange rates increased diluted earnings per share by $0.06 which was offset by restructuring costs of $0.03, when compared to the same period last year. The Company’s increased sales volumes, favorable product mix and global supply chain initiatives provided the improvement of gross profit margin and net income levels over the first quarter of 2009.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$151	$114
Investing activities	(35)	(29)
Financing activities	(60)	(103)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2010 was $151, an increase of $37 compared to the same period in 2009. The primary drivers for the increase were higher net income and lower inventory levels. Lower inventory levels generated $11 of cash for the three months ended March 31, 2010 compared to a use of cash of $5 for the three months ended March 31, 2009.

Inventory on hand was 6.2 months at March 31, 2010, a decrease from the 6.5 months at December 31, 2009. Accounts receivable days sales outstanding at March 31, 2010 were 47 days, unchanged from December 31, 2009.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2010 increased $6 compared to the same period in 2009. This increase was primarily due to purchases of $11 in certificates of deposit in the first quarter of 2010. Acquisitions in the first quarter of 2010 amounted to $5 compared to $2 in the same period of 2009. In addition, during the first quarter of 2010 there were no proceeds from the sale of property, plant and equipment compared to $2 in the same period of 2009. These increases were partially offset by a decrease in capital expenditures of $10 during the first quarter of 2010 compared to the same period of 2009 as a result of the substantial completion of certain major plant expansions.

For 2010, capital spending is expected to be approximately $130.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2010 decreased $43 compared to the same period in 2009. This decrease is due primarily to repayments on short-term debt net of issuances of $16 in the first quarter of 2010 compared to $74 during the same period of 2009. No long-term debt was repaid in the first quarter of 2010 compared to $7 repaid in 2009. Proceeds from option exercises were $9 during the first quarter of 2010 compared to $2 in the same period of 2009. These decreases were partially offset by treasury stock purchases totaling $35 during the first quarter of 2010, compared to $7 in the same period of 2009.

Long-term debt at March 31, 2010 and December 31, 2009, excluding current maturities, was $100. Consolidated total debt as a percentage of total capitalization was 24.8% and 25.5% at March 31, 2010 and December 31, 2009, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At both March 31, 2010 and December 31, 2009, the Company had repurchased a total of 94 million shares of an authorized repurchase of 100 million shares. The Company has 6 million remaining shares authorized for purchase but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 million shares outstanding as of March 31, 2010.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include disruption to the securities and credit markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

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

Contractual Obligations

At March 31, 2010, the Company had $361 of commercial paper outstanding and other debt of $100 with maturities of less than one year. The Company had long-term borrowings of $100, for a total decrease in all outstanding debt of $16 from December 31, 2009.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 128 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. The Ohio Supreme Court has heard oral argument in December 2009, with a decision expected in 2010. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2010, the Company’s outstanding debt represents 24.8% of total capitalization. Approximately 36% of the Company’s outstanding debt at March 31, 2010 is at fixed rate. Cash flows from operations and available credit facilities are sufficient to meet the working capital requirements of the Company. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income and stockholders’ equity.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

Accordingly, the Company uses forward exchange contracts to hedge the value of certain receivables and payables denominated in foreign currencies. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses. The market risk of these forward exchange contracts represents the potential loss in fair value of net currency positions at year-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables, and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these forward currency exchange contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the forward exchange contracts are in currencies such as the Euro, British pound and Swiss franc, management does not believe that a significant risk exists of these forward contracts becoming unavailable in the global marketplace within the next 12 months.

Item 4.	Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 15 – Contingent Liabilities and Commitments – to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the three months ended March 31, 2010:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2010 – Jan 31, 2010	—	—	93.7	6.3
Feb 1, 2010 – Feb 28, 2010	0.5	$47.97	94.2	5.8
Mar 1, 2010 – Mar 31, 2010	0.2	$50.30	94.4	5.6

Total	0.7	$48.69	94.4	5.6

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 million shares under the existing repurchase program, bringing the total authorization to 100.0 million shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

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

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	April 22, 2010
	Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)