Form 10-Q
period 2010-06-30
SIGMA ALDRICH CORP
filed 2010-07-22
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No  ☒

There were 121,324,703 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2010.

Part 1- FINANCIAL INFORMATION

Item 1.	Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$554	$522	$1,126	$1,041
Cost of products sold	260	252	529	503

Gross profit	294	270	597	538
Selling, general and administrative expenses	132	130	266	257
Research and development expenses	17	15	33	31
Restructuring costs	3	—	9	—

Operating income	142	125	289	250
Interest, net	2	3	4	6

Income before income taxes	140	122	285	244
Provision for income taxes	43	38	88	76

Net income	$97	$84	$197	$168

Net income per share – Basic	$0.80	$0.69	$1.62	$1.38

Net income per share – Diluted	$0.79	$0.68	$1.60	$1.36

Weighted average number of shares outstanding – Basic	121	122	122	122

Weighted average number of shares outstanding – Diluted	123	124	123	124

Dividends per share	$0.160	$0.145	$0.320	$0.290

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$453	$373
Accounts receivable, less allowance for doubtful accounts of $6 and $7, respectively	296	285
Inventories	570	609
Other	118	117

Total current assets	1,437	1,384

Property, plant and equipment, net of accumulated depreciation of $953 and $943, respectively	685	709
Goodwill, net	388	401
Intangibles, net	125	129
Other	87	91

Total assets	$2,722	$2,714

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$442	$477
Accounts payable	115	112
Other	172	153

Total current liabilities	729	742

Long-term debt	100	100
Pension and post-retirement benefits	96	94
Deferred taxes	26	23
Other	69	69

Total liabilities	1,020	1,028

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 121 and 122 shares outstanding at June 30, 2010 and December 31, 2009	202	202
Capital in excess of par value	166	153
Common stock in treasury, at cost, 81 and 80 shares at June 30, 2010 and December 31, 2009	(2,026)	(1,983)
Retained earnings	3,388	3,230
Accumulated other comprehensive (loss)/income	(28)	84

Total stockholders’ equity	1,702	1,686

Total liabilities and stockholders’ equity	$2,722	$2,714

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$197	$168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47	45
Deferred income taxes	5	(3)
Stock-based compensation expense	10	8
Restructuring costs, net of payments	5	—
Other	(3)	1
Changes in operating assets and liabilities:
Accounts receivable	(29)	(25)
Inventories	4	6
Accounts payable	8	(4)
Income taxes	(3)	(1)
Other, net	6	20

Net cash provided by operating activities	247	215

Cash flows from investing activities:
Capital expenditures	(37)	(56)
Purchases of investments	(12)	(1)
Proceeds from sale of investments	14	—
Purchases of technology	(1)	(1)
Proceeds from sale of property, plant and equipment	—	3
Acquisitions of businesses, net of cash acquired	(5)	(2)

Net cash used in investing activities	(41)	(57)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(34)	(100)
Repayment of long-term debt	—	(7)
Payment of dividends	(39)	(35)
Treasury stock purchases	(56)	(25)
Proceeds from exercise of stock options	16	5
Excess tax benefits from stock-based payments	3	1

Net cash used in financing activities	(110)	(161)

Effect of exchange rate changes on cash	(16)	10

Net change in cash and cash equivalents	80	7
Cash and cash equivalents at January 1	373	252

Cash and cash equivalents at June 30	$453	$259

Supplemental disclosures of cash flow information:
Income taxes paid	$82	$76
Interest paid, net of capitalized interest	5	7

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2) Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) Income Taxes

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively change the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. Under the Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. The Acts did not have a significant impact on the consolidated financial statements of the Company.

There were no material changes in the unrecognized tax benefits of the Company during the three months and six months ended June 30, 2010.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at June 30, 2010 may decrease by approximately $2 due to the expiration of statutes and the completion of examinations in several jurisdictions within twelve months of June 30, 2010.

(4) Inventories

The principal categories of inventories are:

	June 30, 2010	December 31, 2009
Finished goods	$478	$520
Work in process	26	26
Raw materials	66	63

Total	$570	$609

(5) Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	Cost		Accumulated Amortization
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Amortizable intangible assets:
Patents	$13	$13	$7	$6
Licenses	39	38	8	6
Customer relationships	97	97	33	30
Technical knowledge	22	22	8	8
Other	14	13	12	12

Total amortizable intangible assets	$185	$183	$68	$62

Unamortizable intangible assets:
Goodwill	$414	$427	$26	$26
Trademarks and trade names	16	16	8	8

Total unamortizable intangible assets	$430	$443	$34	$34

For the three months ended June 30, 2010 and 2009, the Company recorded amortization expense of $4 and $2, respectively, related to amortizable intangible assets. For the six months ended June 30, 2010 and 2009, the Company recorded amortization expense of $7 and $5, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $11 to $13 from 2010 through 2014.

The change in the net goodwill for the six months ended June 30, 2010 is as follows:

Balance at December 31, 2009	$401
Acquisitions	1
Impact of foreign currency exchange rates	(14)

Balance at June 30, 2010	$388

(6) Debt

Notes payable and long-term debt consists of the following:

	June 30, 2010		December 31, 2009
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper	$342	0.2%	$377	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (1)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due June 11, 2009 (2)	—	—	—	—
Sigma-Aldrich Japan credit facility, due April 9, 2009(2)	—	—	—	—

Total notes payable	342	0.2%	377	0.2%
Plus – current maturities of long-term debt	100	7.7%	100	7.7%

Total notes payable and current maturities of long-term debt	$442	1.9%	$477	1.8%

Long-term debt
Senior notes, due September 12, 2010 (3)	$100	7.7%	$100	7.7%
Senior notes, due December 5, 2011 (4)	100	5.1%	100	5.1%

Total	200	6.4%	200	6.4%
Less – current maturities	(100)	7.7%	(100)	7.7%

Total long-term debt	$100	5.1%	$100	5.1%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization were, as defined in the respective agreement, $1,667 and 25%, respectively, at June 30, 2010.

(2)	The reported borrowings under these facilities were due and repaid on June 11, 2009 and April 9, 2009 respectively. The facilities are still available to the Company with total commitments of 20 billion Korean Won (converted into U.S. Dollars of $16) and 2 billion Japanese yen (converted into U.S. Dollars of $23), respectively, at June 30, 2010. There were no outstanding borrowings under either facility at June 30, 2010.

(3)	Note agreement contains financial covenants that require the maintenance of consolidated net worth of at least $750, a ratio of consolidated debt to total capitalization of no more than 55.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. Consolidated priority debt includes all unsecured debt of any subsidiary in which the Company owns a majority of the voting shares. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, $1,667, 25% and 0%, respectively, at June 30, 2010.

(4)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 24% and 0%, respectively, at June 30, 2010.

The Company has a $450 five-year revolving credit facility maturing December 11, 2012 with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. At June 30, 2010 and December 31, 2009, the Company did not have any borrowings outstanding under this facility.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At June 30, 2010 and December 31, 2009, there are no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3 and $4 for the three months ended June 30, 2010 and 2009, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $5 and $7 for the six months ended June 30, 2010 and 2009, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $205 and $206 at June 30, 2010 and December 31, 2009, respectively, based upon a discounted cash flow analysis using current market interest rates.

(7) Restructuring

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

The Company expects to further reduce its workforce by approximately 130 people, approximately 60 of which occurred during the first six months of 2010. The remaining reductions will take place over the remainder of 2010 and the first half of 2011.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $17 to be recorded in the next 6-15 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Cumulative Restructuring Costs For These Programs	Total Expected Restructuring Costs
Employee termination benefits	$2	$7	$12	$23
Other restructuring costs	1	2	6	12

Total restructuring costs	$3	$9	$18	$35

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

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2009	$2	$1	$3
Charges	7	2	9
Payments and other adjustments	(5)	(2)	(7)

Balance as of June 30, 2010	$4	$1	$5

(8) Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares
Basic shares	121	122	122	122
Effect of dilutive securities	2	2	1	2

Diluted shares	123	124	123	124

Potentially dilutive common shares totaling 1 million were excluded from the calculation of weighted average shares for the three months ended June 30, 2010 and 2009, because their effect was considered to be antidilutive. Potentially dilutive common shares totaling 2 million were excluded from the calculation of weighted average shares for the six months ended June 30, 2010 and 2009, because their effect was considered to be antidilutive.

(9) Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income. Other comprehensive items are amounts that are included in stockholders’ equity in the consolidated balance sheets, including cumulative translation adjustments, unrealized gains and losses, net of tax, on securities and pension and post-retirement benefit liability adjustments. For the Company, the difference between net income and comprehensive income is primarily adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended June 30, 2010 and 2009, comprehensive income was $29 and $166, respectively. For the six months ended June 30, 2010 and 2009, comprehensive income was $85 and $198, respectively.

(10) Company Operations by Business Unit

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research Essentials	$107	$106	$219	$213
Research Specialties	207	193	424	390
Research Biotech	83	80	174	162

Research Chemicals	397	379	817	765
SAFC	157	143	309	276

Total	$554	$522	$1,126	$1,041

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales to unaffiliated customers:
United States	$207	$198	$409	$390
Germany	56	52	114	105
International	291	272	603	546

Total	$554	$522	$1,126	$1,041

	June 30,	December 31,
	2010	2009
Long-lived assets:
United States	$469	$472
International	264	284

Total	$733	$756

(11) Share Repurchases

At June 30, 2010 and December 31, 2009, the Company had repurchased a total of 95 and 94 million shares, respectively, of an authorized repurchase of 100 million shares. The Company has 5 million remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 million shares outstanding as of June 30, 2010.

(12) Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended June 30, 2010 and 2009 are as follows:

	Pension Plans				Post- Retirement
	United States		International		Medical Benefit Plans
	2010	2009	2010	2009	2010	2009
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	2	1	2	2	—	—
Expected return on plan assets	(3)	(1)	(2)	(2)	—	—
Amortization	2	1	1	1	(1)	(1)

Net periodic benefit cost	$2	$2	$2	$2	$—	$—

The components of the net periodic benefit costs for the six months ended June 30, 2010 and 2009 are as follows:

	Pension Plans				Post- Retirement
	United States		International		Medical Benefit Plans
	2010	2009	2010	2009	2010	2009
Service cost	$3	$3	$3	$3	$1	$1
Interest cost	4	3	4	4	1	1
Expected return on plan assets	(5)	(3)	(4)	(4)	—	—
Amortization	3	2	1	2	(1)	(1)

Net periodic benefit cost	$5	$5	$4	$5	$1	$1

Pension and post-retirement benefits consisted of the following:

	June 30,	December 31,
	2010	2009
Retiree medical liability	$44	$43
Pension liability	55	54

Subtotal	99	97

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefits	$96	$94

The Company is not required to make a contribution to its U.S. pension plan in 2010. The Company contributed $3 to its international pension plans in the six months ended June 30, 2010. In total, the Company expects to contribute approximately $5 to its defined benefit pension plans in 2010.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2 and $3 for the three months ended June 30, 2010 and 2009, respectively, and $5 for both the six months ended June 30, 2010 and 2009.

(13) Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	June 30,	December 31,
	2010	2009
Other receivables	$15	$15
Prepaid expenses	29	32
Certificates of deposit	11	14
Deferred taxes	63	56

Total other current assets	$118	$117

Other assets

Other assets are summarized as follows:

	June 30,	December 31,
	2010	2009
Other investments	$11	$13
Cash value of life insurance policies	21	18
Deferred taxes	39	44
Other non-current assets	16	16

Total other assets	$87	$91

Other current liabilities

Other current liabilities are summarized as follows:

	June 30, 2010	December 31, 2009
Payroll	$65	$51
Income taxes	36	42
Other accrued expenses	71	60

Total other current liabilities	$172	$153

Other Liabilities

Other liabilities are summarized as follows:

	June 30, 2010	December 31, 2009
Deferred compensation	$32	$30
Non-current income taxes	29	30
Other non-current liabilities	8	9

Total other non-current liabilities	$69	$69

(14) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 131 lawsuits have been dismissed or stayed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. In a decision dated

June 9, 2010 the Ohio Supreme Court reversed the Ohio Court of Appeals and reinstated the trial court jury instructions and thereby the verdict rendered by the jury. The Company expects to try additional phase two compensatory damage trials in 2011. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to products sold by the Company may not be covered in full by the Company’s insurance program.

At June 30, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

(in millions, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis and other sections of this Quarterly Report on Form 10-Q (the “Report”) should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, restructuring charges, cost savings, process improvements, share repurchases, capital expenditures, acquisitions and other matters. These statements involve assumptions regarding the Company’s operations, investments, acquisitions and conditions in the markets the Company serves.

Although the Company believes its expectations are based on reasonable assumptions, such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as: (1) global economic conditions, (2) changes in pricing and the competitive environment and the global demand for its products, (3) fluctuations in foreign currency exchange rates, (4) changes in research funding and the success of research and development activities, (5) dependence on uninterrupted manufacturing operations, (6) changes in the regulatory environment in which the Company operates, (7) changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 3 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2009, (8) exposure to litigation, including product liability claims, (9) the ability to maintain adequate quality standards, (10) reliance on third party package delivery services, (11) failure to achieve planned cost reductions in global supply chain initiatives and restructuring actions, (12) an unanticipated increase in interest rates, (13) failure of planned sales initiatives in our Research and SAFC businesses, (14) other changes in the business environment in which the Company operates, and (15) the outcome of the outstanding matters described in “Other Matters” below. A further discussion of the Company’s risk factors can be found in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company does not undertake any obligation to update these forward-looking statements.

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

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as cash flows from operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

Results of Operations

OVERVIEW

Sigma-Aldrich is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over one million scientists and technologists use our products. Sigma-Aldrich operates in 40 countries and has 7,600 employees providing customer focused service worldwide.

Highlights of our consolidated results for the three months ended June 30, 2010, are as follows:

•

Sales were $554, an increase of 6.1% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by 0.4%, sales increased by 6.5% year over year.

•	Operating income margin was 25.6%, up from 23.9% a year ago.

•	Diluted net income per share was $0.79, compared to $0.68, a 16.2% increase when compared to the same period last year.

•

Net cash provided by operating activities for the six months ended June 30, 2010 was $247, an increase of $32 when compared to the same period last year. Capital expenditures were $37, a decrease of $19 when compared to the same period last year. Free cash flow (defined as cash flows from operating activities less capital expenditures) was $210, a $51 increase over the prior year.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in fiscal year 2010 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition which could impact our sales volumes and realized pricing;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies and universities;

•	Changes in foreign currency exchange rates;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits;

•	Our failure to protect our intellectual property may significantly harm our results of operations;

•	Our failure to achieve planned cost reductions in global supply chain initiatives; and

•	The impact of restructuring costs.

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$554	$522	$1,126	$1,041
Cost of products sold	260	252	529	503

Gross profit	294	270	597	538

Selling, general and administrative expenses	132	130	266	257
Research and development expenses	17	15	33	31
Restructuring costs	3	—	9	—

Operating income	142	125	289	250
Interest, net	2	3	4	6

Income before income taxes	140	122	285	244
Provision for income taxes	43	38	88	76

Net income	$97	$84	$197	$168

Net income per share—Diluted	$0.79	$0.68	$1.60	$1.36

Sales

Sales were $554 in the second quarter of 2010, up 6.1 percent from the second quarter of 2009. The effect of changes in foreign currency exchange rates decreased sales by $2. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $34 or 6.5 percent. Factors contributing to the organic growth included pricing which added 0.4 percent and volume which added 6.1 percent.

Sales were $1,126 in the six months ended June 30, 2010, up 8.2 percent from the prior year 2009. The effect of changes in foreign currency exchange rates increased sales by $28. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $57 or 5.5 percent. Factors contributing to the organic growth included pricing which added 0.4 percent and volume which added 5.1 percent.

The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended June 30,		Change	Impact of Changes in FX	Organic Growth	Organic Growth %
	2010	2009
Research Essentials	$107	$106	$1	$—	$1	0.9%
Research Specialties	207	193	14	—	14	7.3%
Research Biotech	83	80	3	—	3	3.8%

Total Research	397	379	18	—	18	4.7%
SAFC	157	143	14	(2)	16	11.2%

Total	$554	$522	$32	$(2)	$34	6.5%

	Six Months Ended June 30,		Change	Impact of Changes in FX	Organic Growth	Organic Growth %
	2010	2009
Research Essentials	$219	$213	$6	$6	$—	—
Research Specialties	424	390	34	12	22	5.6%
Research Biotech	174	162	12	5	7	4.3%

Total Research	817	765	52	23	29	3.8%
SAFC	309	276	33	5	28	10.2%

Total	$1,126	$1,041	$85	$28	$57	5.5%

Research Essentials total sales were $107 for the second quarter of 2010 compared to $106 during the same period last year. Organic sales increased by $1 or 0.9 percent. The primary driver for the organic sales increase was higher volumes in the lab essentials product group outside of the U.S. Research Essentials total sales were $219 for the first half of 2010 compared to $213 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales were unchanged from the prior year.

Research Specialties total sales were $207 for the second quarter of 2010 compared to $193 during the same period last year. Organic sales increased by $14 or 7.3 percent. The increase was largely driven by higher demand for our analytical products amounting to $6 of the organic increase and higher demand in our chemistry and biochemistry products increasing by $5 and $2, respectively. The increase in sales largely came from markets outside of the U.S. Research Specialties total sales were $424 for the first half of 2010 compared to $390 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $22 or 5.6 percent. The increase was largely driven by higher demand for our analytical products amounting to $9 of the organic increase and higher demand in our chemistry and biochemistry products increasing by $8 and $4, respectively.

Research Biotech total sales were $83 for the first quarter of 2010 compared to $80 during the same period last year. Organic sales increased by $3 or 3.8 percent. This increase was largely driven by higher demand for our biomolecule products amounting to $2 of the organic increase. Research Biotech total sales were $174 for the first half of 2010 compared to $162 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $7 or 4.3 percent. This increase was largely driven by higher demand for our biomolecule products amounting to $3 of the organic increase and higher demand in our functional genomics, protein assays and transgenics each contributing $1. All regions experienced improved demand over the prior year.

SAFC total sales were $157 for the second quarter of 2010 compared to $143 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $16 or 11.2 percent. The primary drivers for this increase were increased demand for our biopharmaceutical, supply solution and hitech products. Hitech and supply solution products each improved by $7 and biopharmaceutical products added $5 as compared to the second quarter of 2009. SAFC total sales were $309 for the first half of 2010 compared to $276 during the same period last year. Excluding the effects of changes in foreign currency exchange rates sales increased by $28 or 10.2 percent. The primary drivers for this increase were increased demand for our hitech, biopharmaceutical and pharmaceutical products. This increase was largely driven by our hitech products amounting to $14 of the organic increase as the markets for metal organics associated with the semiconductor and LED lighting industries continue to grow. Biopharmaceutical and supply solutions products each added $7 as compared to the first half of 2009.

Web-based sales through our award winning website during the three and six months ended June 30, 2010 increased by 3.0 percent over the same periods in 2009, respectively. Web-based sales were 48 percent and 47 percent of worldwide second quarter and first half 2010 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross profit margin	53.1%	51.7%	53.0%	51.7%
Selling, general & administrative	23.8%	24.9%	23.6%	24.7%
Research and development expenses	3.1%	2.9%	2.9%	3.0%
Income before income taxes	25.3%	23.4%	25.3%	23.4%
Effective tax rate	30.7%	31.1%	30.9%	31.1%

Cost of sales and gross profit

Cost of sales primarily represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the three and six months ended June 30, 2010 were $260 and $529 compared to $252 and $503 for the same periods in the prior year, respectively, and represented an increase of 3.2 percent and 5.2 percent for the three and six months ended June 30, 2010, respectively. The increase in costs of sales is primarily due to higher volume of products sold. Total cost of sales were 46.9 percent of sales for the three months ended June 30, 2010 compared to 48.3 percent for the same three months of the prior year, producing a gross profit as a percentage of sales (“Gross Margin”) of 53.1 percent and 51.7 percent, respectively. Total cost of sales were 47.0 percent of sales for the six months ended June 30, 2010 compared to 48.3 percent for the first six months of the prior year, producing a gross profit as a percentage of sales (“Gross Margin”) of 53.0 percent and 51.7 percent, respectively. The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2010 compared to the same period in 2009:

Contributing Factors	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Gross profit margin – three and six months ended June 30, 2009	51.7%	51.7%
Increases (decreases) to gross margin:
Sales volume/Product mix/Other	1.2%	1.1%
Favorable pricing	0.2%	0.2%

Gross profit margin – three and six months ended June 30, 2010	53.1%	53.0%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SG&A	$132	$130	$266	$257
Percentage of Sales	23.8%	24.9%	23.6%	24.7%

The increase in SG&A expenses of $2 during the second quarter of 2010 as compared to the second quarter of 2009 is due primarily to higher variable compensation costs of $3 compared to 2009. Travel and Entertainment activities returned to normal levels, increasing $1 from 2009, when there were significant curtailments in activity. These increases were partially offset by changes in foreign currency exchange rates which decreased SG&A by

$1. Bad debt expense decreased $1 due to a non-recurring provision recorded during the second quarter of 2009 associated with a small European dealer.

The increase in SG&A expenses of $9 during the first half of 2010 as compared to the first half of 2009 is due primarily to higher variable compensation costs of $7 compared to 2009. Travel and Entertainment activities returned to normal levels, increasing $1 from 2009 when there were significant curtailments in activity. Changes in foreign currency exchange rates increased SG&A by $3. These increases were partially offset by a reduction to bad debt expense of $2, primarily due to a non-recurring provision recorded in 2009 associated with a small European dealer.

Research and development expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
R&D	$17	$15	$33	$31
Percentage of Sales	3.1%	2.9%	2.9%	3.0%

Research and development expenses during both the second quarter and first half of 2010 as compared to the same periods in 2009 were largely unchanged. As a percentage of sales, research and development were also largely unchanged. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 65% of total sales.

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

The Company expects to further reduce its workforce by approximately 130 people, approximately 60 of which occurred during the first six months of 2010. The remaining reductions will take place over the remainder of 2010 and the first half of 2011.

Once fully implemented, the Company expects annual savings associated with these activities in a range from $15 to $20. The Company will continue to pursue actions as needed to reduce its fixed cost structure.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $17 to be recorded in the next 6-15 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Cumulative Restructuring Costs For These Programs	Total Expected Restructuring Costs
Employee termination benefits	$2	$7	$12	$23
Other restructuring costs	1	2	6	12

Total restructuring costs	$3	$9	$18	$35

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

Interest, net

Net interest expense was $2 and $3 for the second quarter of 2010 and 2009, respectively, and was $4 and $6 for the first half of 2010 and 2009, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings and lower average borrowing levels. The average weighted average interest rate for short-term borrowings during the three months ended June 30, 2010 was 0.2% on average borrowings of $349 compared to a weighted average interest rate for short-term borrowings during the three months ended June 30, 2009 of 0.6% on weighted-average borrowings of $429. The average weighted interest rate for short-term borrowings during the first half of 2010 was 0.2% on average borrowings of $356 compared to a weighted average interest rate for short-term borrowings during the same period in 2009 of 0.5% on weighted-average borrowings of $457.

Effective tax rate

The effective tax rate for the second quarter of 2010 was 30.7% compared to 31.1% in the same period in 2009, and was 30.9% for the first half of 2010 compared to 31.1% for the same period in 2009. The effective tax rate for all of 2010 is expected to be approximately 30% to 31% of pretax income.

Net Income and diluted net income per share

Net income for the second quarter of 2010 increased to $97 from $84 for the second quarter of 2009 due to the items discussed above. Reported diluted net income per share for the second quarter of 2010 increased to $0.79 from $0.68 in the second quarter of 2009. The impact of foreign currency exchange rates increased diluted earnings per share by $0.04 when compared to the same period last year. The Company’s increased sales volumes also provided the improvement of gross profit margin and net income level over the second quarter of 2009.

Net income for the first half of 2010 increased to $197 from $168 for the first half of 2009 due to the items discussed above. Reported diluted net income per share for the first half of 2010 increased to $1.60 from $1.36 in the second quarter of 2009. The impact of foreign currency exchange rates increased diluted earnings per share by $0.10 when compared to the same period last year. The Company’s increased sales volumes also provided the improvement of gross profit margin and net income level over the first half of 2009.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$247	$215
Investing activities	(41)	(57)
Financing activities	(110)	(161)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2010 was $247, an increase of $32 compared to the same period in 2009. The primary driver for the increase was higher net income. Cash used for working capital was approximately the same year over year.

The Company had approximately 6.0 months of inventory on hand at June 30, 2010, a decrease from the 6.5 months at December 31, 2009. Accounts receivable days sales outstanding at June 30, 2010 were 47 days, unchanged from December 31, 2009.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2010 decreased $16 compared to the same period in 2009. This decrease was primarily due to a decrease in capital expenditures of $19 during the first half of 2010 compared to the same period of 2009 as a result of the substantial completion of certain major plant expansions.

For 2010, capital spending is expected to be in a range from $115 to $125.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 decreased $51 compared to the same period in 2009. This decrease is due primarily to repayments on short-term debt net of issuances of $34 in the first half of 2010 compared to $100 during the same period of 2009. No long-term debt was repaid in the first half of 2010 compared to $7 repaid in 2009. These decreases were partially offset by treasury stock purchases totaling $56 during the first half of 2010 compared to $25 in the same period of 2009.

Long-term debt at June 30, 2010 and December 31, 2009, excluding current maturities, was $100. Consolidated total debt as a percentage of total capitalization was 24.2% and 25.5% at June 30, 2010 and December 31, 2009, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At June 30, 2010 and December 31, 2009 the Company had repurchased a total of 95 and 94 shares, respectively, of an authorized repurchase of 100 shares. The Company has 5 remaining shares authorized for purchase but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 shares outstanding as of June 30, 2010.

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

Contractual Obligations

At June 30, 2010, the Company had $342 of commercial paper outstanding and other debt of $100 with maturities of less than one year. The Company is evaluating its options concerning the source of funds to repay the $100 of debt coming due in September 2010. These options include new debt issuances through the public markets, private placements, the use of other available credit facilities or existing cash. The Company expects any one of these options or a combination thereof to be available to satisfy the $100 obligation. The Company had long-term borrowings of $100, for a total decrease in all outstanding debt of $35 since December 31, 2009.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 131 lawsuits have been dismissed or stayed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury’s verdict on compensatory damages. In a decision dated June 9, 2010 the Ohio Supreme Court reversed the Ohio Court of Appeals and reinstated the trial court jury instructions and thereby the verdict rendered by the jury. The Company expects to try additional phase two compensatory damage trials in 2011. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to products sold by the Company may not be covered in full by the Company’s insurance program.

At June 30, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At June 30, 2010, the Company’s outstanding debt represented 24.2% of total capitalization. Approximately 37% of the Company’s outstanding debt at June 30, 2010 was at a fixed rate. Cash flows from operations and available credit facilities are sufficient to meet the working capital requirements of the Company. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, cash flows and stockholders’ equity.

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

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information contained in Note 15 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the six months ended June 30, 2010:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2010 – Jan 31, 2010	—	—	93.7	6.3
Feb 1, 2010 – Feb 28, 2010	0.5	$47.97	94.2	5.8
Mar 1, 2010 – Mar 31, 2010	0.2	$50.30	94.4	5.6
Apr 1, 2010 – Apr 30, 2010	0.2	$59.24	94.6	5.4
May 1, 2010 – May 31, 2010	0.2	$58.78	94.8	5.2
Jun 1, 2010 – Jun 30, 2010	—	—	94.8	5.2

Total	1.1	$52.06	94.8	5.2

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10 shares under the existing repurchase program, bringing the total authorization to 100 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

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

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a).

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a).

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will file an amendment to this Form 10-Q within 30 days, to furnish the XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

By	/s/ Michael F. Kanan	July 22, 2010
	Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)