Form 10-Q/A
period 2010-06-30
SIGMA ALDRICH CORP
filed 2010-07-28
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was filed with the Securities and Exchange Commission on July 22, 2010 (the Original Filing), is being filed solely to amend the Original Filing to furnish our XBRL interactive data files as Exhibit 101, as required by Rule 405 of Regulation S-T. This amendment does not change or update the disclosures or amounts set forth in the Original Filing and does not reflect events that have occurred after the date of the Original Filing.

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

31.1	CEO Certification pursuant to Exchange Act Rule 13a-14(a) – Incorporated by reference to Exhibit 31.1 of Form 10 Q filed on July 22, 2010, Commission File number 0-8135.

31.2	CFO Certification pursuant to Exchange Act Rule 13a-14(a) – Incorporated by reference to Exhibit 31.2 of Form 10 Q filed on July 22, 2010, Commission File number 0-8135.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b) – Incorporated by reference to Exhibit 32.1 of Form 10 Q filed on July 22, 2010, Commission File number 0-8135.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b) – Incorporated by reference to Exhibit 32.2 of Form 10 Q filed on July 22, 2010, Commission File number 0-8135.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schemat

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	July 28, 2010
	Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)

3