Form 10-Q
period 2010-09-30
SIGMA ALDRICH CORP
filed 2010-10-21
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2010

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

Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes       No   X

There were 121,298,893 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2010.

Part 1- FINANCIAL INFORMATION

Item 1.   Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales	$ 563	$ 534	$ 1,689	$ 1,575
Cost of products sold	265	269	794	772

Gross profit	298	265	895	803
Selling, general and administrative expenses	139	127	405	384
Research and development expenses Restructuring costs	16 4	16 0	49 13	47 0
Impairment cost	7	0	7	0

Operating income	132	122	421	372
Interest, net	1	2	5	8

Income before income taxes	131	120	416	364
Provision for income taxes	38	34	126	110

Net income	$ 93	$ 86	$ 290	$ 254

Net income per share – Basic	$ 0.77	$ 0.71	$ 2.40	$ 2.08

Net income per share – Diluted	$ 0.76	$ 0.70	$ 2.36	$ 2.06

Weighted average number of shares outstanding – Basic	121	122	121	122

Weighted average number of shares outstanding – Diluted	123	124	123	124

Dividends per share	$ 0.160	$ 0.145	$ 0.480	$ 0.435

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 500	$ 373
Accounts receivable, less allowance for doubtful accounts of $6 and $7, respectively	315	285
Inventories	605	609
Other	125	117

Total current assets	1,545	1,384

Property, plant and equipment, net of accumulated depreciation of $1,000 and $943, respectively	712	709
Goodwill, net	399	401
Intangibles, net	124	129
Other	89	91

Total assets	$ 2,869	$ 2,714

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$ 378	$ 477
Accounts payable	117	112
Other	192	153

Total current liabilities	687	742

Long-term debt	100	100
Pension and post-retirement benefits	96	94
Deferred taxes	27	23
Other	71	69

Total liabilities	981	1,028

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 121 and 122 shares outstanding at September 30, 2010 and December 31, 2009, respectively	202	202
Capital in excess of par value	175	153
Common stock in treasury, at cost, 80 and 80 shares at September 30, 2010 and December 31, 2009, respectively	(2,042)	(1,983)
Retained earnings	3,462	3,230
Accumulated other comprehensive income	91	84

Total stockholders’ equity	1,888	1,686

Total liabilities and stockholders’ equity	$ 2,869	$ 2,714

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income	$290	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	68
Deferred income taxes	5	0
Stock-based compensation expense	15	13
Restructuring costs, net of payments	6	0
Impairment cost	7	0
Other	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(29)	(18)
Inventories	1	39
Accounts payable	4	(10)
Income taxes	(3)	(12)
Other, net	36	30

Net cash provided by operating activities	397	362

Cash flows from investing activities:
Capital expenditures	(65)	(88)
Purchases of short-term investments	(27)	(15)
Proceeds from sales of short-term investments	25	4
Acquisitions of businesses, net of cash acquired	(5)	(6)
Other, net	(2)	1

Net cash used in investing activities	(74)	(104)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	1	(142)
Repayment of long-term debt	(100)	(7)
Payment of dividends	(58)	(53)
Treasury stock purchases	(76)	(46)
Proceeds from exercise of stock options	24	13
Excess tax benefits from stock-based payments	5	2

Net cash used in financing activities	(204)	(233)

Effect of exchange rate changes on cash	8	15

Net change in cash and cash equivalents	127	40

Cash and cash equivalents at January 1	373	252

Cash and cash equivalents at September 30	$500	$292

Supplemental disclosures of cash flow information:

Income taxes paid	$119	$117
Interest paid, net of capitalized interest	7	10

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

(2)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3)  Income Taxes

On March 23, 2010, the Patient Protection and Affordable Care Act (the “PPACA”) was signed into law, and, on March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “HCERA” and, together with PPACA, the “Acts”), which makes various amendments to certain aspects of the PPACA, was signed into law. The Acts effectively changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide prescription drug benefits that are at least actuarially equivalent to the corresponding benefits provided under Medicare Part D. Under the Acts, beginning in 2013 an employer’s income tax deduction for the costs of providing Medicare Part D-equivalent prescription drug benefits to retirees will be reduced by the amount of the federal subsidy. Under U.S. GAAP, any impact from a change in tax law must be recognized in earnings in the period enacted regardless of the effective date. The Acts did not have a significant impact on the consolidated financial statements of the Company.

There were no material changes in the unrecognized tax benefits of the Company during the three months and nine months ended September 30, 2010.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at September 30, 2010 may decrease by approximately $2 due to the expiration of statutes and the completion of examinations in several jurisdictions within twelve months of September 30, 2010.

(4)  Inventories

The principal categories of inventories are:

	September 30, 2010	December 31, 2009

Finished goods	$ 506	$ 520
Work in process	31	26
Raw materials	68	63

Total	$ 605	$ 609

(5)  Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	Cost		Accumulated Amortization

	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Amortizable intangible assets:
Patents	$ 14	$ 13	$ 7	$ 6
Licenses	39	38	8	6
Customer relationships	98	97	34	30
Technical knowledge	22	22	9	8
Other	14	13	13	12

Total amortizable intangible assets	$ 187	$ 183	$ 71	$ 62

Unamortizable intangible assets:

Goodwill	$ 425	$ 427	$ 26	$ 26

Trademarks and trade names	16	16	8	8

Total unamortizable intangible assets	$ 441	$ 443	$ 34	$ 34

For the three months ended September 30, 2010 and 2009, the Company recorded amortization expense of $3 and $3, respectively, related to amortizable intangible assets. For the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense of $10 and $8, respectively, related to amortizable intangible assets. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $11 to $13 from 2010 through 2014.

The change in the net goodwill for the nine months ended September 30, 2010 is as follows:

Balance at December 31, 2009	$401
Acquisitions	1
Impact of foreign currency exchange rates	(3)

Balance at September 30, 2010	$399

(6)  Debt

Notes payable and long-term debt consists of the following:

	September 30, 2010		December 31, 2009

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Notes payable
Commercial paper	$378	0.2%	$ 377	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (1)	0	0	0	0
Sigma-Aldrich Korea limited credit facility, due June 11, 2009 (2)	0	0	0	0
Sigma-Aldrich Japan credit facility, due April 9, 2009 (2)	0	0	0	0
Other short-term credit facilities	0	0	0	0

Total notes payable	378	0.2%	377	0.2%
Current maturities of long-term debt	0	0	100	7.7%

Total notes payable and current maturities of long-term debt	$378	0.2%	$ 477	1.8

Long-term debt
Senior notes, due September 12, 2010 (3)	$ 0	0	$ 100	7.7%
Senior notes, due December 5, 2011 (4)	100	5.1%	100	5.1%

Total	100	5.1%	200	6.4%
Less - current maturities	0	0	(100)	7.7%

Total long-term debt	$100	5.1%	$ 100	5.1%

(1)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization were, as defined in the respective agreement, $1,741 and 22%, respectively, at September 30, 2010.

(2)	The borrowings under these facilities were due and repaid on June 11, 2009 and April 9, 2009 respectively, the facilities are still available to the Company with total commitments of 20 billion Korean Won (converted into U.S. Dollars of $18) and 2 billion Japanese yen (converted into U.S. Dollars of $24) respectively at September 30, 2010. There were no outstanding borrowings under either facility at September 30, 2010.

(3)	Notes and all related interest due were paid in full on September 2010.

(4)	Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 20% and 0%, respectively, at September 30, 2010.

The Company has a $450 five-year revolving credit facility maturing December 11, 2012 with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. At September 30, 2010 and December 31, 2009, the company did not have any borrowings outstanding under this facility.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. There are no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 and $3 for the three months ended September 30, 2010 and 2009, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7 and $10 for the nine months ended September 30, 2010 and 2009, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt, was approximately $103 and $206 at September 30, 2010 and December 31, 2009, respectively, based upon a discounted cash flow analysis using current market interest rates.

(7)  Restructuring

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities over the next 6 to 12 months. These exit activities impact approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by approximately 90 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives.

The Company expects to further reduce its workforce by approximately 130 people, approximately 110 of which occurred during the first nine months of 2010. The remaining reductions will take place over the remainder of 2010 and the first half of 2011.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $14 to be recorded in the next 6 to 12 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Cumulative Restructuring Costs For These Programs	Total Expected Restructuring Costs

Employee termination benefits	$ 2	$ 9	$ 14	$ 24
Other restructuring costs	2	4	8	12

Total restructuring costs	$ 4	$ 13	22	$ 36

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

	Employee Termination Benefits	Other Restructuring Costs	Total

Balance as of December 31, 2009	$ 2	$ 1	$ 3
Charges	9	4	13
Payments and other adjustments	(7)	(4)	(11)

Balance as of September 30, 2010	$ 4	$ 1	$ 5

During October, the Company met the recognition threshold for settlement accounting under Financial Accounting Standards Board 715 Compensation—Retirement Benefits and accordingly will record $7 of expense in the fourth quarter of 2010. This amount is reflected in the total expected restructuring costs above.

(8)  Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Weighted average shares
Basic shares	121	122	121	122
Effect of dilutive securities	2	2	2	2

Diluted shares	123	124	123	124

Potentially dilutive common shares totaling 1 million were excluded from the calculation of weighted average shares for the three months ended September 30, 2009 because their effect was considered to be antidilutive. There were no potentially dilutive common shares impacting the calculation for the three months ended September 30, 2010. Potentially dilutive common shares totaling 1 million were excluded from the calculation of weighted average shares for both the nine months ended September 30, 2010 and 2009 because their effect was considered to be antidilutive.

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

For the three months ended September 30, 2010 and 2009, comprehensive income was $212 and $130, respectively. For the nine months ended September 30, 2010 and 2009, comprehensive income was $297 and $328, respectively.

Impairment cost of $7 was recorded for the three and nine months ended September 30, 2010 to reflect an other-than-temporary impairment of a long-term investment, of which $4 was reclassified from Accumulated other comprehensive income, net of tax of $3.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Research Essentials	$ 105	$ 104	$ 324	$ 317
Research Specialties	207	198	631	588
Research Biotech	84	83	258	245

Research Chemicals	396	385	1,213	1,150
SAFC	167	149	476	425

Total	$ 563	$ 534	$ 1,689	$ 1,575

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, E-Commerce, procurement and supply chain and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income, free cash flow and return on equity. Business Unit Presidents also have a component of their compensation program based on their respective business unit sales growth, in addition to consolidated sales growth. Based on these factors, the Company concludes that it operates in one segment. Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net sales to unaffiliated customers:
United States	$ 214	$ 196	$ 623	$ 585
Germany	56	60	170	167
International	293	278	896	823

Total	$ 563	$ 534	$ 1,689	$ 1575

	September 30, 2010	December 31, 2009
Long-lived assets:
United States	$ 474	$ 472
International	288	284

Total	$ 762	$ 756

(11)  Share Repurchases

At September 30, 2010 and December 31, 2009, the Company had repurchased a total of 95 and 94 million shares, respectively, of an authorized repurchase of 100 million shares. The Company has 5 million remaining shares authorized for purchase, but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 million shares outstanding as of September 30, 2010.

(12)  Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended September 30, 2010 and 2009 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2010	2009	2010	2009	2010	2009

Service cost	$ 2	$ 2	$ 2	$ 2	$ 0	$ 0
Interest cost	2	2	3	2	1	1
Expected return on plan assets	(2)	(2)	(3)	(1)	0	0
Amortization	1	1	0	0	0	0

Net periodic benefit cost	$ 3	$ 3	$ 2	$ 3	$ 1	$ 1

The components of the net periodic benefit costs for the nine months ended September 30, 2010 and 2009 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2010	2009	2010	2009	2010	2009

Service cost	$ 5	$ 5	$ 5	$ 5	$ 1	$ 1
Interest cost	6	5	7	6	2	2
Expected return on plan assets	(7)	(5)	(7)	(5)	0	0
Amortization	4	3	1	2	(1)	(1)

Net periodic benefit cost	$ 8	$ 8	$ 6	$ 8	$ 2	$ 2

Pension and post-retirement benefit liabilities consisted of the following:

	September 30,	December 31,

	2010	2009

Retiree medical liability	$ 44	$ 43
Pension liability	55	54

Subtotal	99	97

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefit liabilities	$ 96	$ 94

The Company contributed $5 to its U.S. pension plan and $4 to its international pension plans in the nine months ended September 30, 2010. In total, the Company expects to contribute approximately $10 to its defined benefit pension plans in 2010.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2 for the three months ended September 30, 2010 and 2009, respectively, and $7 for the nine months ended September 30, 2010 and 2009, respectively.

(13)  Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	September 30,	December 31,

	2010	2009

Other receivables	$ 17	$ 15
Prepaid expenses	27	32
Certificates of deposit	16	14
Deferred taxes	65	56

Total other current assets	$ 125	$ 117

Other assets

Other assets are summarized as follows:

	September 30,	December 31,

	2010	2009

Other investments	$ 12	$ 13
Cash value of life insurance policies	22	18
Deferred taxes	39	44
Other non-current assets	16	16

Total other assets	$ 89	$ 91

Other current liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,

	2010	2009

Payroll	$ 74	$ 51
Income taxes	40	42
Other accrued expenses	78	60

Total other current liabilities	$ 192	$ 153

Other liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,

	2010	2009

Deferred compensation	$ 36	$ 30
Non-current income taxes	27	30
Other non-current liabilities	8	9

Total other non-current liabilities	$ 71	$ 69

(14) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 134 lawsuits have been dismissed or stayed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

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

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to products sold by the Company may not be covered in full by the Company’s insurance program.

At September 30, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Notes 5, 6, 8 and 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Notes 6 and 12 of this Quarterly Report on Form 10-Q.

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates, the result is the defined impact of changes in foreign currency exchange rates. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur in 2010 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

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

Highlights of our consolidated results for the three months ended September 30, 2010, are as follows:

•

Sales were $563, an increase of 5.4% compared to the same period last year. Excluding the impact of foreign currency exchange rates, which decreased sales by 1.9%, sales increased by 7.3% year over year.

•	Operating income margin was 23.4%, up from 22.8% a year ago.
•	Diluted net income per share was $0.76, compared to $0.70, representing a 8.6% increase over the same period last year.
•

Net cash provided by operating activities for the nine months ended September 30, 2010 was $397, an increase of $35 when compared to the same period last year. Capital expenditures were $65, a decrease of $23 when compared to the same period last year. Free cash flow (defined as cash flows from operating activities less capital expenditures) was $332, a $58 increase over the prior year.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in fiscal year 2010 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;
•	We face significant competition which could impact our sales volumes and realized pricing;
•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies and universities;
•	Changes in foreign currency exchange rates;
•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;
•	Changes in worldwide tax rates or tax benefits;
•	Our failure to protect our intellectual property may significantly harm our results of operations;
•	Our failure to achieve planned cost reductions in global supply chain initiatives; and
•	The impact of restructuring costs.

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$563	$534	$1,689	$1,575
Cost of products sold	265	269	794	772

Gross profit	298	265	895	803

Selling, general and administrative expenses	139	127	405	384
Research and development expenses	16	16	49	47
Restructuring costs	4	0	13	0
Impairment cost	7	0	7	0

Operating income	132	122	421	372
Interest, net	1	2	5	8

Income before income taxes	131	120	416	364
Provision for income taxes	38	34	126	110

Net income	$93	$86	$290	$254

Net income per share - Diluted	$0.76	$0.70	$2.36	$2.06

Sales

Sales were $563 in the third quarter of 2010, up 5.4 percent from the third quarter of 2009. The effect of changes in foreign currency exchange rates decreased sales by $10. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $39 or 7.3 percent. Factors contributing to the organic growth included volume which added 6.6 percent and pricing which added 0.7 percent.

Sales were $1,689 in the nine months ended September 30, 2010, up 7.2 percent from the prior year. The effect of changes in foreign currency exchange rates increased sales by $18. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $96 or 6.1 percent. Factors contributing to the organic growth included volume which added 5.6 percent and pricing which added 0.5 percent.

The Company is organized in four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended September 30,
	2010	2009	Change	Impact of Changes in FX	Organic Growth	Organic Growth %

Research Essentials	$ 105	$ 104	$ 1	$ (2)	$ 3	2.9%
Research Specialties	207	198	9	(4)	13	6.5%
Research Biotech	84	83	1	(1)	2	2.4%
Total Research	396	385	11	(7)	18	4.7%
SAFC	167	149	18	(3)	21	14.1%
Total	$ 563	$ 534	$ 29	$ (10)	$ 39	7.3%

	Nine Months Ended September 30,
	2010	2009	Change	Impact of Changes in FX	Organic Growth	Organic Growth %

Research Essentials	$ 324	$ 317	$ 7	$ 4	$ 3	0.9%
Research Specialties	631	588	43	8	35	5.9%
Research Biotech	258	245	13	4	9	3.7%
Total Research	1,213	1,150	63	16	47	4.1%
SAFC	476	425	51	2	49	11.5%
Total	$ 1,689	$ 1,575	$ 114	$ 18	$ 96	6.1%

Research Essentials total sales were $105 for the third quarter of 2010 compared to $104 during the same period last year. Organic sales increased by $3 or 2.9 percent. Research Essentials total sales were $324 for the nine months ended September 30, 2010 compared to $317 during the same period last year. Organic sales increased $3 or 0.9 percent. The primary driver for the organic sales increase were higher volumes in the lab essentials product group outside of the U.S. for both the third quarter and the nine months ended September 30, 2010 compared to the prior year.

Research Specialties total sales were $207 for the third quarter of 2010 compared to $198 during the same period last year. Organic sales increased by $13 or 6.5 percent. The increase was largely driven by higher demand for our analytical products amounting to $6 of the organic increase and higher demand in our chemistry and biochemistry products increasing by $3 and $2, respectively. Research Specialties total sales were $631 for the nine months ended September 30, 2010 compared to $588 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $35 or 5.9 percent. The increase was largely driven by higher demand for our analytical products amounting to $15 of the organic increase and higher demand in our chemistry and biochemistry products increasing by $11 and $6, respectively.

Research Biotech total sales were $84 for the third quarter of 2010 compared to $83 during the same period last year. Organic sales increased by $2 or 2.4 percent. This increase was largely driven by higher demand for our biomolecule products amounting to $2 of the organic increase. Research Biotech total sales were $258 for the nine months ended September 30, 2010 compared to $245 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $9 or 3.7 percent. This increase was largely driven by higher demand for our biomolecule products amounting to $5 of the organic increase and higher demand in the transgenics product group contributing $2. All geographic regions experienced improved demand over the prior year.

SAFC total sales were $167 for the third quarter of 2010 compared to $149 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $21 or 14.1 percent. The primary drivers for this increase were increased demand for our hitech, supply solutions and biopharmaceutical products. Hitech improved by $9, supply solution products added $7 and biopharmaceutical products added $6 as compared to the third quarter of 2009. SAFC total sales were $476 for the nine months ended September 30, 2010 compared to $425 during the same period last year. Excluding the effects of changes in foreign currency exchange rates sales increased by $49 or 11.5 percent. The primary drivers for this sales expansion were increased demand for our hitech, supply solutions and biopharmaceutical products. This increase was largely driven by our hitech products amounting to $23 of the organic increase as the markets for metal organics associated with the semiconductor and LED lighting industries continue to grow. Supply solutions products added $14 and biopharmaceutical products added $13 as compared to the nine months ended September 30, 2009.

Web-based sales through our award winning website as a percentage of total Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales during the three and nine months ended September 30, 2010 increased by 3.0 percent over the same periods in 2009, respectively. Web-based sales were 49 percent and 48 percent of worldwide third quarter and first nine months of 2010 Research Chemical sales, respectively.

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross profit margin	52.9%	49.6%	53.0%	51.0%
Selling, general & administrative	24.7%	23.8%	24.0%	24.4%
Research and development expenses	2.8%	3.0%	2.9%	3.0%
Income before income taxes	23.3%	22.5%	24.6%	23.1%
Effective tax rate	29.0%	28.3%	30.3%	30.2%

Cost of sales and gross profit

Cost of sales primarily represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the three and nine months ended September 30, 2010 were $265 and $794 compared to $269 and $772 for the same periods in the prior year, respectively, and represented a decrease of 1.5 percent and an increase of 2.8 percent for the three and nine months ended September 30, 2010, respectively. For the three months ended September 30, 2010, when compared to the same period last year, changes in foreign currency exchange rates lowered cost of sales, but these decreases were partially offset by increases in higher manufacturing and distribution expenses resulting from higher sales volumes. For the nine months ended September 30, 2010, the increase in cost of sales was due primarily to higher manufacturing and distribution expenses resulting from higher sales volumes, partially offset by changes in foreign currency exchange rates. Total cost of sales were 47.1 percent of sales for the three months ended September 30, 2010 compared to 50.4 percent for the same three months of the prior year, producing a gross profit as a percentage of sales (“Gross Margin”) of 52.9 percent and 49.6 percent, respectively. Total cost of sales were 47.0 percent of sales for the nine months ended September 30, 2010 compared to 49.0 percent for the first nine months of the prior year, producing a Gross Margin of 53.0 percent and 51.0 percent, respectively. The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2010 compared to the same period in 2009:

Contributing Factors	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Gross Margin – three and nine months ended September 30, 2009	49.6%	51.0%
Increases (decreases) to gross margin:
Sales volume/Product mix/Other	3.0%	1.8%
Pricing	0.3%	0.2%
Gross Margin – three and nine months ended September 30, 2010	52.9%	53.0%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

SG&A	$ 139	$ 127	$ 405	$ 384
Percentage of Sales	24.7%	23.8%	24.0%	24.4%

The increase in SG&A expenses of $12 during the third quarter of 2010 as compared to the third quarter of 2009 is due primarily to higher variable compensation costs of $11 compared to 2009. Travel and Entertainment activities returned to normal levels, increasing $1 from 2009, when there were significant curtailments in activity. Legal costs also increased by $2 due to an increase in global activity compared to 2009. These increases were partially offset by changes in foreign currency exchange rates which decreased SG&A by $2.

The increase in SG&A expenses of $21 during the nine months ended September 30, 2010 as compared to the same period in 2009 is due primarily to higher variable compensation costs of $18 compared to 2009. Travel and Entertainment activities returned to normal levels, increasing $2 from 2009 when there were significant curtailments in activity. Changes in foreign currency exchange rates increased SG&A by $1. These increases were partially offset by a reduction in bad debt expense of $3, primarily due to a non-recurring provision recorded in 2009 associated with a small European dealer.

Research and development (“R&D”) expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

R&D	$ 16	$ 16	$ 49	$ 47
Percentage of Sales	2.8%	3.0%	2.9%	3.0%

Research and development expenses during both the third quarter and first nine months ended September 30, 2010 as compared to the same periods in 2009 were largely unchanged. As a percentage of sales, research and development were also largely unchanged. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 65% of total sales.

Restructuring costs

In the fourth quarter of 2009, the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities over the next 6 to 12 months. These exit activities impact approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by approximately 90 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives.

The Company expects to further reduce its workforce by approximately 130 people, approximately 110 of which occurred during the first nine months of 2010. The remaining reductions will take place over the remainder of 2010 and the first half of 2011.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $14 to be recorded in the next 6 to 12 months.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Cumulative Restructuring Costs For These Programs	Total Expected Restructuring Costs

Employee termination benefits	$ 2	$ 9	$ 14	$ 24
Other restructuring costs	2	4	8	12

Total restructuring costs	$ 4	$ 13	$ 22	$ 36

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

During October, the Company met the recognition threshold for settlement accounting under Financial Accounting Standards Board 715 Compensation—Retirement Benefits and accordingly will record $7 of expense in the fourth quarter of 2010. This amount is reflected in the total expected restructuring costs above.

Impairment Costs

Impairment cost of $7 was recorded for the three and nine months ended September 30, 2010 to reflect an other-than-temporary impairment of long-term investment as a result of the net realizable value being less then the carrying cost. No impairment costs was reflected in 2009 for any period.

Interest, net

Net interest expense was $1 and $2 for the third quarter of 2010 and 2009, respectively, and was $5 and $8 for the first nine months of 2010 and 2009, respectively. The decrease in net interest expense is primarily attributable to reduced interest rates on short-term borrowings and lower average borrowing levels. The weighted average interest rate for short-term borrowings during the three months ended September 30, 2010 was 0.2% on average borrowings of $331 compared to a weighted average interest rate for short-term borrowings during the three months ended September 30, 2009 of 0.2% on weighted-average borrowings of $366. The weighted average interest rate for short-term borrowings during the first nine months of 2010 was 0.2% on average borrowings of $348 compared to a weighted average interest rate for short-term borrowings during the same period in 2009 of 0.4% on weighted-average borrowings of $419.

Effective tax rate

The effective tax rate for the third quarter of 2010 was 29.0% compared to 28.3% in the same period in 2009, and was 30.3% for the first nine months of 2010 compared to 30.2% for the same periods in 2009. The effective tax rate for all of 2010 is expected to be approximately 30% of pretax income.

Net Income and diluted net income per share

Net income for the third quarter of 2010 of $93, or $0.76 per diluted share, increased from $86, or $0.70 per diluted share when compared to the same period last year due to the items discussed above. Reported diluted net income per share for the third quarter of 2010 increased to $0.76 from $0.70 in the third quarter of 2009. The impact of foreign currency exchange rates increased diluted earnings per share by $0.04 when compared to the same period last year. The Company’s increased sales volumes and cost reduction programs provided the improvement of gross margin and net income level over the third quarter of 2009.

Net income for the first nine months of 2010 of $290, or $2.36 per diluted share, increased from $254, or $2.06 per diluted share compared to the same period last year due to the items discussed above. The impact of foreign currency exchange rates increased diluted earnings per share by $0.14 when compared to the same period last year. The Company’s increased sales volumes and cost reduction programs provided the improvement of gross profit margin and net income level over the first nine months of 2009.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,
	2010	2009

Net cash provided by (used in):

Operating activities	$ 397	$ 362
Investing activities	(74)	(104)
Financing activities	$ (204)	$ (233)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2010 was $397, an increase of $35 compared to the same period in 2009. The primary driver for the increase was higher net income, partially offset by increased cash used for working capital. The Company used cash of $27 for working capital during the nine months ended September 30, 2010 compared to a use of $1 during the nine months ended September 30, 2009. The Company generated $39 of cash from reductions in inventory during the first nine months of 2009 compared to $1 during the first nine months of 2010.

The Company had approximately 6.3 months of inventory on hand at September 30, 2010, a decrease from the 6.5 months at December 31, 2009. Accounts receivable days sales outstanding at September 30, 2010 were 50 days, a slight increase from 47 days at December 31, 2009.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2010 decreased $30 compared to the same period in 2009. This decrease was primarily due to a decrease in capital expenditures of $23 during the first nine months of 2010 compared to the same period of 2009 as a result of the substantial completion of certain major plant expansions.

For 2010, capital spending is expected to be in a range from $105 to $115.

Financing Activities

During the nine months ended September 30, 2010, significant financing transactions included the repayment of $100 of Senior Notes which contractually came due in September 2010, payment of dividends amounting to $58 and $76 of cash used to repurchase 1.4 million of shares associated with the Company’s share buy back program. During the nine months ended September 30, 2009, significant financing transactions included the repayment of $142 of short-term debt, payment of dividends amounting to $53 and $46 of cash used for the repurchase of 1.0 million shares associated with the Company’s share buy back program.

Consolidated total debt as a percentage of total capitalization (defined as total debt plus equity) was 20.2% and 25.5% at September 30, 2010 and December 31, 2009, respectively. For a description of the Company’s material debt covenants, see Note 6 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At September 30, 2010 and December 31, 2009 the Company had repurchased a total of 95 and 94 shares, respectively, of an authorized repurchase of 100 shares. The Company has 5 remaining shares authorized for purchase but, the timing and number of shares purchased, if any, depends upon market conditions and other factors. There were 121 shares outstanding as of September 30, 2010.

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

Contractual Obligations

At September 30, 2010, the Company had $377 of commercial paper and long-term borrowings of $100 outstanding, for a total decrease in all outstanding debt of $99 since December 31, 2009.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 134 lawsuits have been dismissed or stayed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

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

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to products sold by the Company may not be covered in full by the Company’s insurance program.

At September 30, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Notes 5, 6, 8 and 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated in Notes 6 and 12 of this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At September 30, 2010, the Company’s outstanding debt represented 20.2% of total capitalization. Approximately 21% of the Company’s outstanding debt at September 30, 2010 was at a fixed rate. Cash flows from operations and available credit facilities are sufficient to meet the working capital requirements of the Company. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations.

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

Item 4.  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Note 14 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the nine months ended September 30, 2010:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2010 – Jan 31, 2010	-	-	93.7	6.3
Feb 1, 2010 – Feb 28, 2010	0.5	$ 47.97	94.2	5.8
Mar 1, 2010 – Mar 31, 2010	0.2	$ 50.30	94.4	5.6
Apr 1, 2010 – Apr 30, 2010	0.2	$ 59.24	94.6	5.4
May 1, 2010 – May 31, 2010	0.2	$ 58.78	94.8	5.2
Jun 1, 2010 – Jun 30, 2010	-	-	94.8	5.2
Jul 1, 2010 – Jul 31, 2010	0.2	$ 56.77	95.0	5.0
Aug 1, 2010 – Aug 31, 2010	0.1	$ 57.42	95.1	4.9
Sep 1, 2010 – Sep 30, 2010	-	-	95.1	4.9
Total	1.4	$ 53.29	95.1	4.9

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10 shares under the existing repurchase program, bringing the total authorization to 100 shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

Item 6.  Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By /s/ Michael F. Kanan	October 21, 2010
Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)