Form 10-K
period 2010-12-31
SIGMA ALDRICH CORP
filed 2011-02-09
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$5,952,538,253	June 30, 2010
Value	Date of Valuation

Number of shares of the Registrant’s common stock, $1.00 par value, outstanding as of January 31, 2011 was 121,935,896.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated

Proxy Statement for the 2011 Annual Meeting of Shareholders	Part III

The Index to Exhibits is located on page F-2 of this Report.

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risk and uncertainty, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “expects,” “plans,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements regarding the Company’s expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters, as well as the information in Item 7 of Part II of this Report - “Management Discussion and Analysis - Results of Operations - 2011 Outlook.” These statements are based on assumptions regarding the Company operations, investments, acquisitions and conditions in the markets the Company serves.

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

(2)	changes in pricing and the competitive environment and the global demand for its products,

(3)	fluctuations in foreign currency exchange rates,

(4)	changes in research funding and the success of research and development activities,

(5)	failure of planned sales initiatives in our Research and SAFC businesses,

(6)	dependence on uninterrupted manufacturing operations,

(7)	failure to achieve planned cost reductions in global supply chain initiatives,

(8)	changes in the regulatory environment in which the Company operates,

(9)	changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 10 – Income Taxes – to the consolidated financial statements in Item 8 of Part II of this Report,

(10)	exposure to litigation including product liability claims,

(11)	the ability to maintain adequate quality standards,

(12)	reliance on third party package delivery services,

(13)	an unanticipated increase in interest rates,

(14)	other changes in the business environment in which the Company operates, and

(15)	the outcome of the outstanding matters described in Note 11 - Contingent Liabilities and Commitments - to the consolidated financial statements in Item 8 of Part II of this Report.

A further discussion of the Company’s risk factors can be found in Item 1A of Part I of this Report. The Company does not undertake any obligation to update these forward-looking statements.

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

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13—Company Operations by Business Unit—to the Company’s consolidated financial statements in Item 8 of Part II of this Report.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality chemicals, biochemicals and equipment available throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company operates in 40 countries, manufacturing approximately 48,000 of the 147,000 chemical and biochemical products it offers. The Company also offers approximately 40,000 equipment products. The Company sells into over 160 countries, servicing over 97,000 accounts representing over one million individual customers.

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

The Research Essentials unit sells biological buffers, cell culture reagents, biochemicals, chemicals, solvents, and other reagents and kits. These products are typically sold in higher volumes to value conscious research buyers.

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

Sales and Distribution

During 2010, products were sold to over 97,000 accounts representing over one million individual customers, including pharmaceutical companies, universities, commercial laboratories, industrial companies, biotechnology companies, non-profit organizations, governmental institutions, diagnostic, chemical and electronics companies and hospitals. Orders in laboratory quantities averaging approximately $400 accounted for 72% of the Company’s net sales in 2010, 2009 and 2008. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 28% of net sales in 2010, 2009 and 2008.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone or via its homepage on the World Wide Web (sigma-aldrich.com) for placing orders or for technical staff consultation. Information on the website does not constitute a part of this Report. Shipments are made at least five days a week from all locations conducting distribution activities. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels which it believes to be appropriate to maintain this policy.

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston and Round Rock Texas; Bellefonte and Denver, Pennsylvania; Haverhill and Natick, Massachusetts; Urbana, Illinois; Miamisburg, Ohio; Carlsbad ,California; Australia; Canada; France; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 147,000 chemical and biochemical products and 40,000 equipment products listed in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company produces approximately 48,000 of the chemical and biochemical products, which represented approximately 60% of sales in 2010. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 5% of the Company’s chemical, biologic or equipment purchases in 2010. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists, biologists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 530 issued or pending patents, over 530 licenses and has approximately 850 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Hitech,” “Genosys,” “Proligo” and “Pharmorphix.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC.” Their related registered logos and significant trademarks are expected to be maintained indefinitely.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2010, no single customer accounted for more than 2%, and no single product accounted for more than 1% of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2010, the backlog of firm orders was not significant, at less than 2% of sales. The Company anticipates that substantially all of the backlog as of December 31, 2010 will be shipped during 2011.

Competition

The markets for the Company’s products and services are both competitive and price sensitive. The Company believes it is a major supplier of biochemical and organic chemical products and kits used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company offers approximately 187,000 chemical, biologic and equipment items, some of which are unique with limited demand. There are many competitors that offer a narrower range of chemicals.

In all product areas, the Company competes primarily on the basis of customer service, product availability, quality and price. The Company’s main marketing vehicles include its website, sigma-aldrich.com, plus printed catalogs under the Sigma, Aldrich, Fluka and Supelco brands. These catalogs are supplemented with advertisements in life science, chemical and other scientific journals, the mailing of special product brochures, the electronic distribution of various advertisements and product data, news releases related to new product offerings and by personal visits by management, sales and technical representatives with customers.

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

The Chemical Facility Anti-Terrorism Standard and the regulations promulgated thereunder, regulate facilities that manufacture, use, store or distribute certain chemicals above a listed Screening Threshold Quantity. All Company sites subject to this Standard are in compliance with the regulations promulgated thereunder.

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

Registration, Evaluation and Authorization of Chemicals (REACH) is a European Union Legislation covering the manufacturing and importation of chemicals. A number of substances have been registered in 2010. Over the next 7.5 years the number of registrations will increase significantly. Additionally, the amount of products imported or manufactured are closely monitored and more information is passed along the supply chain as required by this legislation (extended Safety Data Sheet).

The Globally Harmonized System (GHS) is altering the rules for classification, labeling and to some extent the content of our MSDS. In 2010, the GHS was implemented in Europe (December 1, 2010) and some Asian countries. Further countries in Asia, South America and the US will follow soon. All products in the Company’s product portfolio that are defined as hazardous will be included.

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

Approximately 1,300 products, for which sales are immaterial to the total sales of the Company, are subject to licensing by the Department of Commerce (DOC). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979 (EAA), as amended, to regulate the export of certain products to specific destinations by requiring a special export license.

Approximately 60 products, for which sales are immaterial to the total sales of the Company, are regulated by the Centers for Disease Control (CDC). Rules promulgated by the U.S. Departments of Health and Human Services (HHS) and Agriculture (USDA) implement the provisions of the USA Patriot Act and Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the Bioterrorism Act), setting forth the requirements for possession, use, and transfer of select agents and toxins. The CDC has issued one site license to the Company to permit the storage and transfer of these materials.

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

The Company’s import declarations to U.S. Customs and Border Protection (CBP) represent approximately 8,500 entries and 80,000 individual transaction lines from over 80 different countries. Within the Company’s U.S. operations, imports encompass approximately 1,500 unique harmonized tariff codes. These codes are largely represented in Chapters 28, 29 and 38, representing organic and inorganic chemicals and compounds and miscellaneous chemical products. These imports are subject to the Tariff Act of 1930 (as amended), the Customs Modernization Act of 1993, and Title 19 of the Code of Federal Regulations.

Research and Development

Research and development expenses were 2.9% of net sales in each of 2010, 2009 and 2008. The research and development expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. All self-manufactured products accounted for approximately 60% of net sales in 2010.

Number of Persons Employed

The Company had 7,890 employees as of December 31, 2010. The total number employed in the United States was 4,070 with the remaining 3,820 employed by the Company’s international subsidiaries. The Company employs approximately 2,700 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 380 with Ph.D. degrees.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2010, 2009 and 2008, is located in Note 13—Company Operations by Business Unit—to the Company’s consolidated financial statements in Item 8 of Part II of this Report.

In the years ended December 31, 2010, 2009 and 2008, approximately 65% of the Company’s net sales were to customers located outside the United States. These sales were made directly by the Company, through distributors and by subsidiaries located in 39 other countries.

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

Executive Officers of the Registrant

The Executive Officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Gilles A. Cottier	52	President, SAFC
Michael F. Kanan	47	Vice President and Corporate Controller
George L. Miller	56	Senior Vice President, General Counsel & Secretary
Karen J. Miller	53	Senior Vice President, Strategy & Corporate Development
Douglas W. Rau	54	Vice President, Human Resources
Kirk A. Richter	64	Vice President, Treasurer and Interim Chief Financial Officer
Rakesh Sachdev	54	President and Chief Executive Officer
David A. Smoller	47	President, Research Biotech
Gerrit J.C. van den Dool	57	Vice President, Sales-U.S. & Canada
Steven G. Walton	43	Vice President, Quality and Safety
Franklin D. Wicks	57	President, Research Essentials/Research Specialties & Managing Director-U.S. & Canada

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

Mr. Rau has been Vice President, Human Resources of the Company since October 2005. He served as Vice President Human Resources of Kellwood Company from 2002 to 2005.

Mr. Richter has been Interim Chief Financial Officer of the Company since November 2010, Vice President and Treasurer of the Company since May 2009, and was previously Treasurer of the Company for more than five years.

Mr. Sachdev has been President and Chief Executive Officer of the Company since November 2010. He previously served as the Senior Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since May 2009. Previously, he served as Vice President and Chief Financial Officer of the Company from November 2008 to May 2009. He served as Senior Vice President and President Asia Pacific of ArvinMeritor from March 2007 to July 2008. He served as Senior Vice President of Corporate Development and Strategy of ArvinMeritor from April 2005 through March 2007. He served as Interim Chief Financial Officer, Vice President and Controller of ArvinMeritor from August 2003 to March 2005.

Dr. Smoller has been President of the Research Biotech unit of the Company since July 2007. He served as Vice President Research & Development of the Company from June 2004 to June 2007. He served as Vice President of EMG Biosciences from August 2003 until June 2004.

Mr. van den Dool has been Vice President of Sales-U.S. & Canada of the Company since July 2007. He served as Vice President of Sales and Operations, Europe for the Company from 2003 to 2007.

Mr. Walton has been Vice President-Quality and Safety since August 2005. Previously, he served as Director of Corporate Health and Safety at ArvinMeritor from 2000 to 2005.

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

Declining economic conditions may have a negative impact on our consolidated results of operations, our financial condition and our cash flows. Overall demand for our products could be reduced as a result of a global economic recession, especially in such customer segments as the pharmaceutical, biotechnology, diagnostic, chemical and electronics industries.

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

The markets for some of our products are also subject to specific competitive risks because these markets are highly price competitive. Our competitors have competed in the past by lowering prices on certain products. If they do so again, we may be forced to respond by lowering our prices. This may reduce sales and possibly profits. Failure to anticipate and respond to price competition may also impact sales and profits.

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

A number of factors impact the amount of money spent on the purchase of research and development products by our customers. Our pharmaceutical customers experienced a softening over the past several years in all geographic areas. The Company does not have the ability to predict when this trend will reverse or the ultimate impact on demand for the Company’s products. Activities within these pharmaceutical companies, which are impacting demand for our products, include various programs to contain costs, shift from discovery to clinical research and mitigate risk in the supply chain through intense vendor management and consolation.

The credit crisis commencing in 2008 has impacted the ability of small, emerging pharmaceutical, biotechnology and diagnostic companies to access funding. Venture capital funding has since recovered modestly, but not at the levels seen prior to 2008. The degree of funding will impact demand, and the extent to which demand from these customers will continue to be impacted is unknown.

Approximately 35% of the Company’s revenues for the year ended December 31, 2010 are from pharmaceutical, biotechnology and diagnostic companies.

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

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of companies in the key industry sectors we serve. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. By way of example, since 2008 there have been significant reductions in research staff of U.S.-based pharmaceutical companies.

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

Likewise, public support of research and development in key markets in Europe and elsewhere has come under pressure which may lead to decreased sales of our research products in those jurisdictions.

Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations.

We rely upon our manufacturing operations to produce products accounting for approximately 60% of our sales. Our quality control, packaging and distribution operations support all of our sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, or other events beyond our control could adversely affect our sales and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.

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

We depend on information systems throughout our Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Additionally, in 2010 approximately 48% of the Company’s research sales originated through e-commerce. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

We are subject to regulation by various federal, state, local and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture of products, the distribution of our products and environmental matters.

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the U. S. Department of Commerce, U.S. Food and Drug Administration, the U.S. Department of Transportation, the U.S. Department of Agriculture and other comparable U.S., state, local and foreign governmental agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution, importing and exporting of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are subject to regulations that govern the handling of hazardous substances.

We are subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use, disposal and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental damage and environmental liabilities, including potential cleanup liability relating to currently or formerly owned or operated sites or third party disposal sites and liabilities relating to the exposure to hazardous substances, is inherent in our operations and the products we manufacture, sell or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

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

Litigation may harm our business.

Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or competitors or others with protected intellectual property could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes or do so on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.

Potential product liability claims could affect our earnings and financial condition and harm our reputation.

We face potential liability claims arising out of the use of or exposure to our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. Our products are generally to be used by trained scientists and operators, however, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be forced to defend ourselves in connection with these products or services.

Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers and/or suppliers, we cannot assure you that such measures will be enforced or effective. Our financial position could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not executed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnification. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, impacting profits.

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

Most of our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop, manufacture and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales, and e-commerce related positions require persons possessing highly technical skills. Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled professionals. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business.

We depend heavily on the services of our senior management. We believe that our future success depends on the continued services of our management team. Our business may be harmed by the loss of a significant number of our senior management members in a short period of time.

If the expected benefit of our supply chain initiative is not realized, our future profitability may be adversely affected.

In 2007, we implemented an initiative to improve how we procure goods and services, manage inventory and execute other supply chain activities that are key to our customer centric approach. The purpose of this initiative is to reduce our overall manufacturing and procurement costs and expand margins over a five year period following implementation. Due to the scope and complexity of this initiative there are certain risks associated with its implementation. If unexpected costs or delays are encountered, our margins may not benefit as much or as quickly as we had anticipated. An extended global economic slow down and any unanticipated increases in the cost of energy could also impact the savings which are expected to be achieved.

Our business may be adversely affected by a decrease in the availability of commercial paper.

We had $139 million of commercial paper outstanding at December 31, 2010. If the market for commercial paper becomes restricted or unavailable, our business could be adversely affected including our consolidated results of operations, our financial condition and our cash flows.

Our sales and operating results may vary from period to period.

Our sales and operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions,

•	foreign currency exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the level and timing of our customers’ research and development and manufacturing efforts and activities,

•	the timing of our customers’ government funding,

•	the timing of our restructuring, impairment and other charges,

•	the timing of our research and development, sales and marketing expenses,

•	the timing of significant custom sales orders, typically associated with our SAFC and Research Biotech businesses,

•	the expected higher level of sales growth in SAFC creating downward pressure on overall gross margins,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technologies or add presence in a market,

•	customer demand for our products due to changes in purchasing requirements and research needs,

•	changes in U.S. generally accepted accounting principles,

•	unanticipated loss of market value of the securities we hold that are traded on public markets, and

•	general economic conditions.

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

A significant portion of our sales is derived from companies in the healthcare industry. This industry has undergone significant changes in an effort to control costs. These changes include:

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

As part of our long-term profit enhancement and cost-reduction initiatives, we commenced certain actions, including closures and consolidations of facilities and a voluntary retirement plan which ended in early 2010. These actions are intended to reduce the Company’s fixed cost structure and better align our global manufacturing and distribution footprint. These restructuring activities could yield unintended consequences, including:

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

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. For example, the effect of translating foreign currency sales into U.S. dollars increased 2010 sales by 0.4%, decreased 2009 sales by 4.1% and increased 2008 sales by 2.9%, respectively. Furthermore, reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, Asia, the Middle East, Australia and Africa. Sales outside the United States were in excess of 65% of total sales in 2010. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2010, approximately 20% of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

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

If we are unable to obtain a royalty agreement or license on acceptable terms, or are unable to redesign our products or process to avoid conflicts with any third party patent, we may be unable to offer some of our products, which could result in reduced sales.

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

We are subject to FASB ASC Topic 350 which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2010, goodwill and other intangible assets with indefinite lives represented approximately 15% of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company is not at risk of failing the impairment test as of December 31, 2010.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2010.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	903	4,284	admin., production, warehousing, distrib.
Germany	46	647	admin., production, warehousing, distrib.
Switzerland	13	422	admin., production, warehousing, distrib.
United Kingdom	251	428	admin., production, warehousing, distrib.
Israel	3	131	admin., production, warehousing, distrib.
All Other	69	880	admin., production, warehousing, distrib.

Total	1,285	6,792
Percent Owned Property	83%
Percent Leased Property	17%

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

Item 3.	Legal Proceedings

The information contained in Note 11—Contingent Liabilities and Commitments—in Item 8 of Part II of this Report.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Data (per share) (Unaudited):

	2010 Price Range		2009 Price Range		Dividends
	High	Low	High	Low	2010	2009
First Quarter	$55.33	$46.50	$43.45	$31.45	$0.16	$0.145
Second Quarter	61.00	49.52	51.41	36.91	0.16	0.145
Third Quarter	61.50	48.80	55.65	45.80	0.16	0.145
Fourth Quarter	67.76	58.93	56.29	50.31	0.16	0.145

The Company’s common stock is traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Global Select Market. The trading symbol is SIAL. On January 31, 2011, there were 665 shareholders of record of the Company’s common stock.

See Item 12 for information concerning securities authorized for issuance under equity compensation plans.

The following table presents share repurchases by the Company and any affiliated purchasers for the year ended December 31, 2010 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	AveragePrice Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2009		$		93.7	6.3
Jan. 1, 2010 – Jan. 31, 2010	—		$—	93.7	6.3
Feb. 1, 2010 – Feb. 28, 2010	0.5		$47.97	94.2	5.8
Mar. 1, 2010 – Mar. 31, 2010	0.2		$50.30	94.4	5.6
Apr. 1, 2010 – Apr. 30, 2010	0.2		$59.24	94.6	5.4
May 1, 2010 – May 31, 2010	0.2		$58.78	94.8	5.2
Jun. 1, 2010 – Jun. 30, 2010	—		$—	94.8	5.2
Jul. 1, 2010 – Jul. 31, 2010	0.2		$56.77	95.0	5.0
Aug. 1, 2010 – Aug. 31, 2010	0.1		$57.42	95.1	4.9
Sep. 1, 2010 – Sep. 30, 2010	—		$—	95.1	4.9
Oct. 1, 2010 – Oct. 31, 2010	—		$—	95.1	4.9
Nov. 1, 2010 – Nov. 30, 2010	0.4		$64.49	95.5	4.5
Dec. 1, 2010 – Dec. 31, 2010	—		$—	95.5	4.5

Total at Dec. 31, 2010	1.8		$55.50	95.5	4.5

The timing and number of shares purchased, if any, will depend on market conditions and other factors. The Board of Directors authorization to purchase the remaining 4.5 million shares is effective through October 20, 2011.

Item 6.	Selected Financial Data

Annual Financial Data ($ In Millions, except per share data):

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2010	2009	2008	2007	2006
Net sales	$2,271	$2,148	$2,201	$2,039	$1,798
Net income	384	347	342	311	277
Per share:
Net income — Basic	3.17	2.84	2.70	2.38	2.08
Net income — Diluted	3.12	2.80	2.65	2.34	2.05
Dividends	0.64	0.58	0.52	0.46	0.42
Cash dividends	78	71	66	60	56
Total assets	3,014	2,714	2,557	2,629	2,334
Long-term debt	300	100	200	207	338
Pension obligations — Long term	64	51	53	20	29
Post-retirement medical benefit plans	46	43	40	37	39

All per share and common stock information presented above prior to 2007 has been retroactively adjusted to reflect the December 2006 common stock split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion And Analysis

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

Overview

Sigma-Aldrich Corporation (“the Company”) is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over one million scientists and technologists use our products. Sigma-Aldrich operates in 40 countries and has 7,900 employees providing customer focused service worldwide.

The Company has four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC. The units are closely interrelated in their activities and share services such as order entry, billing, technical support, the e-commerce infrastructure, including the Company’s website, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology.

Research Essentials, representing 19% of sales, provides customized, innovative solutions for our value conscious buyers. Research Specialties, representing 37% of sales, facilitates accelerated research by lab scientists through information and innovation in services and new products. Research Biotech, representing 15% of sales, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing 29% of sales, supports the manufacturing needs of commercial project managers’ through rapid delivery of custom products and services.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States and internationally do impact demand from our customers.

Highlights of our consolidated results for the year ended December 31, 2010, are as follows:

•

Sales were $2,271, an increase of 5.7% compared to the same period last year. Excluding the impact of changes in foreign currency exchange rates, which increased sales by 0.4%, sales increased by 5.3% year over year.

•	Gross margin was 52.7%, an increase of 200 basis points when compared to 2009. Operating income margin was 24.2%, up from 23.3% in 2009.

•	Diluted income per share was $3.12, compared to $2.80, an 11.4% increase when compared to last year.

•	Net cash provided by operating activities for the year ended December 31, 2010 was $523, an increase of $7 from last year.

•	Total debt of $539 at December 31, 2010 declined $38 since December 31, 2009.

Company Outlook

Significant factors that could affect our results of operations and cash flows in fiscal year 2011 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;

•	We face significant competition, primarily as it relates to pricing, product selection and quality;

•	Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies, governments and universities;

•	Foreign currency exchange rate fluctuations may adversely affect our business and our reported financial results;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;

•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits;

•	Our failure to achieve planned cost reductions in global supply chain initiatives; and

•	The impact of any restructuring.

Non-GAAP Financial Measures

The Company supplements its disclosures made in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) with certain non-GAAP financial measures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates, the result is the defined impact of “changes in foreign currency exchange rates”. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur in 2011 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as cash flows from operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates under different assumptions or conditions.

The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Inventories Inventories are valued at the lower of cost or market. The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

Long-Lived Assets Long-lived assets, including intangibles with definite lives, are amortized over their expected useful lives. Goodwill and other intangibles with indefinite lives are not amortized against earnings. Goodwill is assessed annually for impairment. All long-lived assets are assessed whenever events and changes in business conditions indicate that the carrying amount of an asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company is not at risk of failing the impairment test as of December 31, 2010.

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

In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the Company’s pension and other post-retirement benefit obligations and the Company’s future expense. A 1% increase or decrease in the discount rate assumption would not have a material impact on the consolidated financial statements. A 1% increase or decrease in the expected return on plan assets would not have a material impact on the consolidated financial statements.

Taxes The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues and unanticipated assessments, which may require an extended period of time to resolve. The Company regularly reviews its potential tax liabilities for tax years subject to audit. In management's opinion, adequate provisions for income taxes have been made for all years presented.

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

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	2010	2009	2008
Net sales	$2,271	$2,148	$2,201
Cost of products sold	1,075	1,058	1,071

Gross profit	1,196	1,090	1,130

Selling, general and administrative expenses	548	518	562
Research and development expenses	66	63	64
Restructuring costs	24	9	—
Impairment charge	7	—	—

Operating income	551	500	504
Interest, net	7	10	14

Income before income taxes	544	490	490
Provision for income taxes	160	143	148

Net income	$384	$347	$342

Net income per share - Diluted	$3.12	$2.80	$2.65

Sales

Sales were $2,271 in the twelve months ended December 31, 2010, up 5.7 percent from 2009. The effect of changes in foreign currency exchange rates increased sales by $10. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $113 or 5.3 percent. Factors contributing to the organic growth included volume which added 4.8 percent and pricing which added 0.5 percent.

Sales were $2,148 in the twelve months ended December 31, 2009, down 2.4 percent from 2008. The effect of changes in foreign currency exchange rates decreased sales by $91. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $38 or 1.7 percent. Factors contributing to the organic growth included pricing which added 4.0 percent offset by volume declines of 2.3 percent.

The Company is organized in four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

Reported sales growth (declines), impact of changes in foreign currency exchange rates (FX) and the organic sales changes are as follows:

	Year Ended December 31,
	2010	2009	Change	Impact of Changes in FX	Organic Growth	Organic Growth %
Research Essentials	$434	$425	$9	$2	$7	1.6%
Research Specialties	845	796	49	5	44	5.6%
Research Biotech	345	334	11	4	7	2.1%

Total Research	1,624	1,555	69	11	58	3.7%
SAFC	647	593	54	(1)	55	9.3%

Total	$2,271	$2,148	$123	$10	$113	5.3%

	Year Ended December 31,
	2009	2008	Change	Impact of Changes in FX	Organic Growth	Organic Growth %
Research Essentials	$425	$428	$(3)	$(20)	$17	3.9%
Research Specialties	796	827	(31)	(36)	5	0.6%
Research Biotech	334	334	—	(12)	12	3.6%

Total Research	1,555	1,589	(34)	(68)	34	2.1%
SAFC	593	612	(19)	(23)	4	0.6%

Total	$2,148	$2,201	$(53)	$(91)	$38	1.7%

2010

Research Essentials total sales were $434 for the year ended December 31, 2010 compared to $425 for 2009. Organic sales increased by $7 or 1.6 percent. The primary driver for the organic sales increase was higher volume in the lab essentials product group outside of the U.S. During 2009 there was a worldwide shortage of a certain solvent which drove higher prices and volumes during the first half of the year, which did not recur in 2010.

Research Specialties total sales were $845 for the year ended December 31, 2010 compared to $796 for 2009. Organic sales increased by $44 or 5.6 percent. The increase was largely driven by higher demand for our analytical chemistry products amounting to $17 of the organic increase and higher demand for our traditional chemistry and biochemistry products increasing by $14 and $8, respectively as compared to the prior year. All geographic regions experienced improved demand over the prior year.

Research Biotech total sales were $345 for the year ended December 31, 2010 compared to $334 for 2009. Organic sales increased by $7 or 2.1 percent. This increase was largely driven by higher demand for our biomolecule and transgenic products amounting to $6 and $3, respectively, compared to 2009.

SAFC total sales were $647 for the year ended December 31, 2010 compared to $593 for 2009. Excluding the effects of changes in foreign currency exchange rates, sales increased by $55 or 9.3 percent. The primary drivers for this increase were strong growth of materials and precursors for semi-conductor and light emitting diode applications in our Hitech business which added $28, growth in our industrial cell culture media business for biological drugs which added $18 and growth in the sale of bulk chemical products for manufacturing in our supply solutions business which added $18. These increases were partially offset by a decrease of $20 due to the non-repeating nature of the H1N1 vaccine adjuvant business in 2009.

Our initiative to increase e-commerce sales continued to show progress. Web-based sales increased to 48 percent of total Research sales in 2010 from 45 percent in 2009.

2009

Research Essentials total sales were $425 for the year ended December 31, 2009 compared to $428 for 2008. Organic sales increased by $17 or 3.9 percent. The increase in organic sales growth was due to increased demand in all world areas with the strongest growth in markets outside of the U.S. and Europe. A significant contributing factor to the organic growth in this business unit was due to a worldwide shortage of a certain solvent which drove higher prices and volumes during the first half of the year. The lab essentials products added $13 of the organic increase compared to 2009.

Research Specialties total sales were $796 for the year ended December 31, 2009 compared to $827 for 2008. Organic sales increased $5 or 0.6 percent compared to 2008. This increase was driven by higher demand for our analytical chemistry product offerings which increased $13 and an increase in biochemistry products of which increased $5. Product groups showing decreased demand compared to 2008 included our traditional chemistry products and lab equipment with a combined decrease of $13.

Research Biotech total sales were $334 for the year ended December 31, 2009 compared to $334 for 2008. Organic sales increased by $12 or 3.6 percent. The organic sales growth was primarily attributed to higher sales in our cell signaling and protein assays product lines which increased $7 and $3, respectively.

SAFC total sales were $593 for the year ended December 31, 2009 compared to $612 for 2008. Excluding the effects of changes in foreign currency exchange rates, sales increased by $4 or 0.6 percent. SAFC growth in 2009 was focused in Europe due primarily to increased demand for H1N1 vaccine adjuvants. The organic sales growth was primarily attributed to higher sales in the bioscience and pharmaceutical products, both with an increase of $6. Hitech products reflected the most pressure on voume with a decrease of $6 from 2008.

Our initiative to increase e-commerce sales continued to show progress. Web-based sales increased to 45 percent of total Research sales in 2009 from 42 percent in 2008.

2011 Outlook

Market conditions are not expected to change from 2010. The ongoing implementation of programs to enhance and highlight our product capabilities in analytical chemistry, biology and materials science, together with continued emphasis on growth opportunities in fine chemicals, in international markets and in e-commerce and at foreign currency exchanges at December 31, 2010 are all expected to contribute to mid single digit percentage sales growth in 2011.

Expenses

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Gross profit margin	52.7%	50.7%	51.3%
Selling, general & administrative expenses	24.1%	24.1%	25.5%
Research and development expenses	2.9%	2.9%	2.9%
Income before income taxes	24.0%	22.8%	22.2%
Effective tax rate	29.4%	29.2%	30.2%

Cost of Sales and Gross Profit

Cost of sales represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the year ended December 31, 2010 was $1,075 compared to $1,058 in 2009, an increase of 1.6 percent. For the year ended December 31, 2010, when compared to the prior year, changes in foreign currency exchange rates lowered cost of sales by $11, but these decreases were more than fully offset by increases in the cost of sales due primarily to higher material, manufacturing and distribution expenses resulting from higher sales volumes and product mix. Cost of sales for the year ended December 31, 2009 was $1,058 compared to $1,071 in the prior year, and represented a decrease of 1.2 percent. For the year ended December 31, 2009, the decrease in cost of sales was due to the impact of changes in foreign currency exchange rates which lowered cost of sales by $4. Cost of sales further declined primarily due to lower material, manufacturing and distribution expenses resulting from lower sales volumes and product mix. Total cost of sales were 47.3 percent of sales for year ended December 31, 2010 compared to 49.3 percent for the prior year, producing a gross profit as a percentage of sales (“Gross Margin”) of 52.7 percent and 50.7 percent, respectively. Total cost of sales were 49.3 percent of sales for year ended December 31, 2009 compared to 48.7 percent for the prior year, producing a gross profit as a percentage of sales (“Gross Margin”) of 50.7 percent and 51.3 percent, respectively. The following table reflects the significant contributing factors to the net change in gross margin for the years ended December 31, 2010 and 2009, respectively:

Contributing Factors	2010	2009
Gross Margin – end of previous year	50.7%	51.3%
Increases (decreases) to gross margin:
Sales volume/Product mix/Other	1.8%	(2.8)%
Pricing	0.2%	2.2%

Gross Margin – end of year	52.7%	50.7%

Selling, General and Administrative (“SG&A”) Expenses

	2010	2009	2008
SG&A	$548	$518	$562
Percentage of Sales	24.1%	24.1%	25.5%

The increase in SG&A expenses of $30 during the year ended December 31, 2010 as compared to 2009 is due primarily to higher incentive compensation costs of $27 compared to 2009 as a result of achievement of certain financial metrics and higher payroll costs.

The decrease in SG&A expenses of $44 during the year ended December 31, 2009 compared to 2008 was driven largely by the Company’s effort to carefully control discretionary spending, including travel and entertainment, catalog costs and advertising expenses which collectively reduced SG&A by $13. Additionally, the impact of changes in foreign currency exchange rates lowered SG&A as compared to 2008 by $15. The remaining improvement over 2008 levels relates mainly to non-recurring 2008 investment losses and legal settlement costs.

Research and Development Expenses

	2010	2009	2008
R&D	$66	$63	$64
Percentage of Sales	2.9%	2.9%	2.9%

As a percentage of sales, research and development expenses were largely unchanged for each of the three years shown above. Research and development expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. Self-manufactured products currently account for approximately 60% of total sales.

Restructuring Costs

In the fourth quarter of 2009 the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities in 2011. These exit activities impacted approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. The Company executed a selected reduction in workforce of approximately 130 employees during 2010. The Company is substantially complete with this action at December 31, 2010.

			As of December 31, 2010
	Years ended December 31,		Cumulative Restructuring Costs For These	Total Expected Restructuring
	2010	2009	Programs	Costs

Employee termination benefits	$18	$5	$23	$25
Other restructuring costs	6	4	10	11

Total restructuring costs	$24	$9	$33	$36

Restructuring expenses associated with all of these programs were $24 and $9 for the years ended December 31, 2010 and 2009, respectively. During October, the Company met the recognition threshold for settlement accounting under Financial Accounting Standards Board ASC Topic 715 Compensation—Retirement Benefits and accordingly recorded $7 of expense in the fourth quarter of 2010. This amount is reflected in the total expected restructuring costs above.

The Company expects that the execution of these activities will result in additional pre-tax restructuring costs of approximately $3 to be recorded in 2011.

Impairment Charge

An impairment charge of $7 was recorded in 2010 to reflect an other-than-temporary impairment of a long-term investment as a result of the net realizable value being less then the carrying cost. No impairment cost was reflected in 2009.

Interest Expense, Net

Net interest expense was $7, $10 and $14 in 2010, 2009 and 2008, respectively. Lower interest rates and lower average debt levels in 2010 and 2009 reduced net interest expense compared to the respective prior years.

Income Taxes

Income taxes, which include federal, state and international taxes were 29.4%, 29.2%, and 30.2% of pretax income in 2010, 2009 and 2008, respectively. The lower effective tax rate for the full year of 2009 compared to the same period in 2008 is primarily due to the reduction of certain tax contingencies resulting from statute of limitation closures and audit activity in 2009.

Our effective tax rate for 2011 is expected to be approximately 30%.

2011 Outlook

Market conditions are not expected to change from 2010. The ongoing implementation of programs to enhance and highlight our product capabilities in analytical chemistry, biology and materials science, together with continued emphasis on growth opportunities in fine chemicals, in international markets and in e-commerce and are all expected to contribute to mid single digit sales growth in 2011.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$523	$516	$404
Investing activities	(182)	(160)	(87)
Financing activities	(161)	(250)	(274)

Operating Activities

Net cash provided by operating activities of $523 increased $7 or 1 percent in 2010 compared to 2009. This increase relates primarily to higher net income partially offset by lower cash provided from working capital, particularly inventory as the substantial inventory reductions realized in 2009 as a result of a focused effort to reduce lead times and safety stock did not repeat in 2010.

Net cash provided by operating activities increased $112 or 28 percent in 2009 compared to 2008. This increase relates primarily to cash provided from reductions in inventory of $71 resulting from inventory management programs that adjusted lead times and safety stock to reduce inventory levels.

Investing Activities

Cash used for investing activities of $182 in 2010 increased $22 from 2009 primarily due to increased cash used for acquisitions of businesses. In 2010, the Company used cash of $80 for acquisitions of businesses compared to $6 in 2009. No single acquisition during the year was significant to the Company’s results of operations. This increase in cash used for acquisitions was partially offset by a decrease, in capital spending, which was to $99 in 2010 compared to $120 in 2009 as the Company substantially completed the expansion of its biotech fermentation facility in Israel and the addition of manufacturing capacity for viral products and active pharmaceutical ingredients in the U.S., and a decrease in purchases of technology which amounted to zero in 2010 compared to $19 in 2009.

Cash used for investing activities of $182 in 2009 increased $73 from 2008 primarily due to increased purchases of technology of which amounted to $19 in 2009 compared to $6 in 2008 and increased capital spending which amounted to $120 in 2009 compared to $90 in 2008. The primary driver for the increase in purchases of technology was the investment in certain licenses from Sangamo BioSciences, Inc. (See Liquidity and Risk Management Section.). Capital expenditures increased in 2009 compared to 2008 as a result of the Company’s expansion of its biotech fermentation facility in Israel and the addition of manufacturing capacity for viral products and active pharmaceutical ingredients in the U.S.

For 2011, capital spending is expected to be approximately $125.

Financing Activities

Cash used in financing activities was $161 in 2010. The Company issued $300 10-year fixed rate senior notes, of which, the Company received $298 after $2 of expenses. Other senior notes of $100 matured and were repaid in September 2010. Additionally, the Company paid back $238 of short-term debt, used $78 to pay dividends and used $99 for its share buy back program. The Company also received $45 from the exercise of stock options associated with its long-term incentive compensation program.

Cash used in financing activities was $250 in 2009. Significant financing activity during 2009 included the reduction of $141 of debt, $71 for the payment of dividends and $67 of cash used for share buy backs. The Company also received $23 from the exercise of stock options associated with its long-term incentive compensation program.

Share Repurchases

On October 20, 2008, the Board of Directors authorized the repurchase of up to an additional 10 million shares under the existing share repurchase program, to be available for purchase within three years, bringing the total authorization to 100 million shares. At December 31, 2010 and December 31, 2009, the Company had repurchased a total of 96 million shares and 94 million shares, respectively. There were 122 million shares outstanding as of December 31, 2010. The Company expects to continue to offset the dilutive impact of issuing share based incentive compensation with future share repurchases. Further, the Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include the disruption to the securities and credit markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, its credit facilities and term loans as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

Management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable within the next twelve months. Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations, and working capital presently and for the next twelve months.

It is management’s view that cash provided by operating activities, along with its available credit facilities is sufficient to fund the operations of the business for the next twelve months.

In the fourth quarter of 2010, the Company issued $300, 3.375% fixed rate senior notes due November 1, 2020. This was the Company’s initial public debt offering. This offering further provides the Company with flexibility to pursue its growth initiatives and lock in favorable interest rates compared to the previous senior notes that matured in 2010 or will mature in 2011. The $100 of senior notes that matured in 2010, were at a fixed interest rate of 7.7% and the senior notes maturing in 2011 are at a fixed interest rate of 5.1%.

The Company has a $450 five-year revolving credit facility with a U.S. syndicate of banks that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At December 31, 2010 and December 31, 2009, the Company had $139 and $377 outstanding under this facility through its commercial paper program.

The Company also has a $200 seven-year multi-currency European revolving credit facility with a syndicate of banks maturing in March 2014. At December 31, 2010 and December 31, 2009, the Company did not have any borrowings outstanding under this facility.

Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won with a total commitment of 20 billion Korean Won ($18 U.S. Dollars) expiring March 7, 2011. No borrowings were outstanding at December 31, 2010 and December 31, 2009.

Sigma-Aldrich Japan has two credit facilities denominated in Japanese Yen having a total commitment of 2 billion Japanese Yen ($25 U.S. Dollars). No borrowings were outstanding at December 31, 2010 and December 31, 2009.

The Company has other short-term credit facilities denominated in foreign currencies in addition to those mentioned above. Although there were no borrowings under the facilities at December 31, 2010, the facilities are available to the Company with total commitments converted into U.S. Dollars of $3 at December 31, 2010 and $4 at December 31, 2009.

Long-term debt at December 31, 2010 was $300 compared to $100 in 2009. The increase is due to the issuance of the 3.375% senior notes described above offset partially by the repayment of $100 of 7.7% senior notes. Total debt as a percentage of total capitalization was 21.4 % and 25.5% at December 31, 2010 and 2009, respectively. Total debt at December 31, 2010 was $539 compared to $577 at December 31, 2009.

For a description of the Company’s material debt covenants, see Notes 5 and 6 to the consolidated financial statements.

On October 5, 2009, the Company announced a major expansion of its existing license agreement with Sangamo BioSciences, Inc. (“Sangamo”) to include the exclusive rights to develop and distribute zinc finger DNA binding protein (“ZFP”)-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals for livestock, companion animals and therapeutic protein production. Under this agreement, the Company made initial payments of $20 to Sangamo, consisting of an upfront license payment of $15 and $5 for the purchase of shares of Sangamo common stock. Sangamo is eligible to earn additional contingent commercial license fees of up to $5 based on certain conditions and additional contingent milestone payments of up to $25 based on cumulative sales. No amounts were paid to Sangamo under this agreement in 2010.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at December 31, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 135 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury's verdict on compensatory damages. In a decision dated June 9, 2010, the Ohio Supreme Court reversed the Ohio Court of Appeals and reinstated the trial court jury instructions and thereby the verdict rendered by the jury. The second phase two compensatory trial in January 2011 resulted in a jury verdict of approximately two hundred and sixty dollars for each of the 28 plaintiffs involved in that trial. A third trial is scheduled for March of 2011. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance for these and other matters are sufficient to provide for claims outstanding at December 31, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At December 31, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in Item 8 of Part II of this Report.

Aggregate Contractual Obligations

The following table presents contractual obligations of the Company at December 31, 2010:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt	$400	$100	$—	$—	$300
Interest payments related to long-term debt	106	15	20	20	51
Operating lease obligations	131	33	50	33	15
Purchase obligations(1)	146	79	59	8	—

Total	$783	$227	$129	$61	$366

(1)	Purchase obligations include open purchase orders, long-term service and supply agreements and other contractual obligations.

See Notes 6 and 8 to the consolidated financial statements for additional disclosures related to long-term debt and lease commitments, respectively.

See Note 14 to the consolidated financial statements for the Company’s obligations with respect to its pension and post-retirement medical benefit plans.

The above table excludes $21 of liabilities related to uncertainty in income taxes. See Note 10 to the consolidated financial statements for detail on this obligation.

Item 7a.	Quantative and Qualitative Disclosures about Market Risk.

Inflation

Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and higher material and other operating costs. The Company tries to minimize these effects through focused cost reduction programs and productivity improvements as well as price increases to its customers. It is management’s view that inflation, net of customer price increases, has not had a significant impact on the consolidated financial statements during the three years ended December 31, 2010.

Market Risk Sensitive Instruments And Positions

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates At December 31, 2010, the Company’s outstanding debt represents 21.4% of total capitalization. Approximately 74% of the Company’s outstanding debt at December 31, 2010 was at a fixed rate. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations.

Foreign Currency Exchange Rates The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and cash flows.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

Accordingly, the Company uses forward foreign currency forward contracts to hedge the value of certain receivables and payables denominated in currencies different than its functional currency. Gains and losses on these contracts are calculated based on the difference between the contract rate and the spot rate at the end of each quarter, These gains and losses are typically offset either partially or completely, by the gain or loss associated with the settlement of the underlying receivables and payables. The Company records gains and losses on foreign currency foreward exchange contracts in selling, general and administrative expenses. The market risk of these foreign currency forward contracts represents the potential loss in fair value of net currency positions at period end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables, and commitments.

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

The market risk of the Company’s forward exchange contracts at December 31, 2010, assuming a hypothetical 10% change in foreign currency exchange rates, would be less than $5 on income before income taxes.

Item 8.	Financial Statements and Supplementary Data

Consolidated Statements of Income

($ In Millions, Except Per Share Data)

	Years ended December 31,
	2010	2009	2008
Net sales	$2,271	$2,148	$2,201
Cost of products sold	1,075	1,058	1,071

Gross profit	1,196	1,090	1,130
Selling, general and administrative expenses	548	518	562
Research and development expenses	66	63	64
Restructuring costs	24	9	—
Impairment charge	7	—	—

Operating income	551	500	504
Interest, net	7	10	14

Income before income taxes	544	490	490
Provision for income taxes	160	143	148

Net income	$384	$347	$342

Weighted average number of shares outstanding — Basic (in millions)	121	122	126
Weighted average number of shares outstanding — Diluted (in millions)	123	124	129
Net income per share — Basic	$3.17	$2.84	$2.70
Net income per share — Diluted	$3.12	$2.80	$2.65

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

($ In Millions, Except Per Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$569	$373
Accounts receivable	287	285
Inventories	607	609
Deferred taxes	62	54
Other	77	63

Total current assets	1,602	1,384

Property, plant and equipment:
Land	50	49
Buildings and improvements	754	695
Machinery and equipment	866	800
Construction in progress	68	108
Less — accumulated depreciation	(1,006)	(943)

Property, plant and equipment, net	732	709

Goodwill, net	460	401
Intangibles, net	122	129
Other	98	91

Total assets	$3,014	$2,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$239	$477
Accounts payable	121	112
Payroll	71	51
Income taxes	31	42
Other	68	60

Total current liabilities	530	742

Long-term debt	300	100
Pension and post-retirement benefits	110	94
Deferred taxes	30	23
Other	68	69

Total liabilities	1,038	1,028

Stockholders’ equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at December 31, 2010 and 2009; 122 million shares outstanding at December 31, 2010 and 2009, respectively	202	202
Capital in excess of par value	194	153
Common stock in treasury, at cost, 80 million shares at December 31, 2010 and 2009, respectively	(2,051)	(1,983)
Retained earnings	3,536	3,230
Accumulated other comprehensive income	95	84

Total stockholders’ equity	1,976	1,686

Total liabilities and stockholders’ equity	$3,014	$2,714

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

($ In Millions, Except Per Share Data)

	Common Stock	Capital in Excess of Par Value	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2007	$202	$110	$(1,534)	$2,679	$160	$1,617
Net income	—	—	—	342	—	342	$342
Other comprehensive income — Foreign currency translation	—	—	—	—	(87)	(87)	(87)
Pension and Post Retirement	—	—	—	—	(42)	(42)	(42)
Unrealized loss on securities, net	—	—	—	—	(6)	(6)	(6)

Comprehensive income	—	—	—	—	—	—	$207

Adjustment to initially apply the measurement date features of Statement of Financial Accounting Standards No. 158, net of tax	—	—	—	(1)	—	(1)
Dividends ($0.52 per share)	—	—	—	(66)	—	(66)
Shares exchanged for stock options	—	(1)	—	—	—	(1)
Exercise of stock options	—	15	18	—	—	33
Restricted stock grant	—	2	2	—	—	4
Stock-based compensation expense	—	7	—	—	—	7
Stock repurchases	—	—	(421)	—	—	(421)

Balance, December 31, 2008	202	133	(1,935)	2,954	25	1,379
Net income	—	—	—	347	—	347	$347
Other comprehensive income — Foreign currency translation	—	—	—	—	55	55	55
Pension and Post Retirement	—	—	—	—	3	3	3
Unrealized gain on securities, net	—	—	—	—	1	1	1

Comprehensive income	—	—	—	—	—	—	$406

Dividends ($0.58 per share)	—	—	—	(71)	—	(71)
Shares exchanged for stock options	—	(1)	—	—	—	(1)
Exercise of stock options	—	15	16	—	—	31
Restricted stock grant	—	2	3	—	—	5
Stock-based compensation expense	—	6	—	—	—	6
Stock repurchases	—	—	(67)	—	—	(67)
Minority interest purchase	—	(2)	—	—	—	(2)

Balance, December 31, 2009	$202	$153	$(1,983)	$3,230	$84	$1,686
Net income	—	—	—	384	—	384	$384
Other comprehensive income — Foreign currency translation	—	—	—	—	10	10	10
Pension and Post Retirement	—	—	—	—	(4)	(4)	(4)
Unrealized gain on securities, net	—	—	—	—	5	5	5

Comprehensive income	—	—	—	—	—	—	$395

Dividends ($0.64 per share)	—	—	—	(78)	—	(78)
Exercise of stock options	—	30	30	—	—	60
Restricted stock grant	—	4	1	—	—	5
Stock-based compensation expense	—	7	—	—	—	7
Stock repurchases	—	—	(99)	—	—	(99)

Balance, December 31, 2010	$202	$194	$(2,051)	$3,536	$95	$1,976

Common stock shares issued and common stock shares in treasury are summarized below (in millions):	Common Stock Issued	Common Stock in Treasury
Balance, December 31, 2007	202	73
Exercise of stock options	—	(1)
Stock repurchases	—	8

Balance, December 31, 2008	202	80
Exercise of stock options	—	(1)
Stock repurchases	—	1

Balance, December 31, 2009	202	80
Exercise of stock options	—	(2)
Stock repurchases	—	2

Balance, December 31, 2010	202	80

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

($ In Millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$384	$347	$342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	92	99
Deferred taxes	(2)	(7)	18
Stock-based compensation expense	22	17	12
Restructuring costs, net of payments	15	9	—
Loss on investments, net	7	—	5
Other	(7)	3	2
Changes in operating assets and liabilities:
Accounts receivable	1	(9)	(4)
Inventories	8	71	(38)
Accounts payable	8	(5)	(12)
Income taxes	(12)	(5)	—
Pension obligation	4	—	(21)
Other	2	—	1

Net cash provided by operating activities	523	516	404

Cash flows from investing activities:
Property, plant and equipment	(99)	(120)	(90)
Purchases of short-term investments	(43)	(25)	(1)
Proceeds from sale of short-term investments	41	8	11
Acquisitions of businesses, net of cash acquired	(80)	(6)	(6)
Purchases of technology	—	(19)	(1)
Other, net	(1)	2	—

Net cash used in investing activities	(182)	(160)	(87)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(238)	(135)	271
Issuance of long-term debt	298	—	—
Repayment of long-term debt	(100)	(7)	(90)
Dividends	(78)	(71)	(66)
Share repurchases	(99)	(67)	(421)
Proceeds from exercise of stock options	45	24	24
Excess tax benefits from stock-based compensation	11	6	8

Net cash used in financing activities	(161)	(250)	(274)

Effect of exchange rate changes on cash	16	15	(29)

Net change in cash and cash equivalents	196	121	14

Cash and cash equivalents at beginning of year	373	252	238

Cash and cash equivalents at end of year	569	$373	$252

Supplemental disclosures of cash flow information:
Income taxes paid	$163	$145	$120
Interest paid, net of capitalized interest	11	13	23

The accompanying notes are an integral part of these statements.

Notes To Consolidated Financial Statements

($ In Millions, Except Per Share Data)

NOTE 1: Summary Of Significant Accounting Policies

Nature of Operations Sigma-Aldrich Corporation (“the Company”) develops, manufactures, purchases and distributes a broad range of high quality biochemicals and organic chemicals throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing.

Principles of Consolidation The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Financial Instruments The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value, except as described in Note 6 and 7.

Sales Sales, which includes shipping and handling fees billed to customers, are recognized upon transfer of title of the product to the customer, which generally occurs upon shipment to the customer, and is not dependent upon any post-shipment obligations.

Research and Development Expenditures relating to the development of new products and processes, including significant improvements to existing products or processes, are expensed as incurred as research and development.

Cash and Cash Equivalents Cash and cash equivalents include cash on hand and investments with original maturities of less than three months.

Property, Plant and Equipment The cost of property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method with lives ranging from three to twelve years for machinery and equipment and fifteen to forty years for buildings and improvements. Depreciation expense was $80, $81, and $87 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company capitalizes interest as part of the cost of constructing major facilities and equipment.

Goodwill Financial Accounting Standards Board ASC Subtopic 350-20 Goodwill requires the Company to assess goodwill for impairment rather than to systematically amortize goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. The Company has determined that no impairment of goodwill existed at December 31, 2010 or 2009.

Long-Lived Assets Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of assets may not be fully recoverable. Such impairment tests are based on a comparison of the pre tax undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment.

Foreign Currency Translation Assets and liabilities denominated in currencies other than the U.S. dollar are translated at period end exchange rates and profit and loss accounts are translated at the weighted average exchange rates during the reporting period. Resulting translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income or loss.

Use of Estimates The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates under different assumptions or conditions.

Reclassifications The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with the presentation used in 2010.

NOTE 2: Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the years ended December 1, 2010 and 2009 are as follows:

	2010	2009
Balance, beginning of year	$6	$4
Additions	—	3
Deductions	(1)	(1)

Balance, end of year	$5	$6

NOTE 3: Inventories

The principal categories of inventories at December 31, 2010 and 2009 are as follows:

	2010	2009
Finished goods	$508	$520
Work in process	24	26
Raw materials	75	64

Total	$607	$609

Inventories are valued at the lower of cost or market. Costs for 76% of inventories are determined using a weighted average actual cost method. Costs for 24% of inventories are determined using the last-in, first-out method. If the value of all last-in, first-out inventories had been determined using the weighted average actual cost method, inventories would have been $3 and $2 higher than reported at December 31, 2010 and 2009, respectively.

The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

NOTE 4: Intangible Assets

The Company’s amortizable and unamortizable intangible assets at December 31, 2010 and 2009 are as follows:

	Cost		Accumulated Amortization
	2010	2009	2010	2009
Amortizable intangible assets:
Patents	$14	$13	$7	$6
Licenses	39	38	9	6
Customer relationships	98	97	36	30
Technical knowledge	22	22	9	8
Other	15	13	13	12

Total amortizable intangible assets	$188	$183	$74	$62

Unamortizable intangible assets:
Goodwill	$486	$427	$26	$26
Trademarks and trade names	16	16	8	8

Total unamortizable intangible assets	$502	$443	$34	$34

The Company added $7 of acquired amortizable intangible assets during 2010, including adjustments for the finalization of the purchase accounting allocation of various acquisitions.

The Company recorded amortization expense related to amortizable intangible assets of $13, $11 and $12 for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated useful lives amortizable intangible assets range from one to twenty years using a straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range of approximately $10 to $13 from 2011 through 2015.

Changes in net goodwill for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance, beginning of year	$401	$388
Acquisitions	62	—
Impact of changes in foreign currency exchange rates	(3)	13

Balance, end of year	$460	$401

Current year additions relate to the preliminary allocation of purchase price for 2010 acquisitions. These allocations will be finalized in 2011.

NOTE 5: Notes Payable

Notes payable consists of the following at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Outstanding	Weighted Average Interest Rate	Outstanding	Weighted Average Interest Rate
Commercial paper(1)	$139	0.2%	$377	0.2%
$200 European revolving credit facility, due March 13, 2014(2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due March 7, 2011(3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities(5)	—	—	—	—

Total notes payable	139	0.2%	377	0.2%
Plus – current maturities of long-term debt	100	5.1%	100	7.7%

Total notes payable and current maturities of long-term debt	$239	2.3%	$477	1.8%

(1)	The Company has a $450 five-year revolving credit facility with a U.S. syndicate of banks that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At December 31, 2010 and December 31, 2009, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $1,819 and 22.9%, respectively, at December 31, 2010.
(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $1,819 and 22.9%, respectively, at December 31, 2010.
(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($18) at December 31, 2010.
(4)	Sigma-Aldrich Japan has two credit facilities having a total commitment of 2 billion Japanese Yen ($25) with one facility due April 28, 2011. There were no outstanding borrowings under these facilities at December 31, 2010.
(5)	There were no borrowings under these facilities which have total commitments converted into U.S. Dollars of $3 at December 31, 2010.

The Company has provided guarantees to financial institutions that are lending to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facility of the wholly owned Korean subsidiary. There are no existing events of default that would require the Company to honor these guarantees.

NOTE 6: Long-Term Debt

Long-term debt consists of the following at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Senior notes, due September 12, 2010 (1)	$—	—	$100	7.7%
Senior notes, due December 5, 2011(2)	100	5.1%	100	5.1%
Senior notes, due November 1, 2020(3)	300	3.4%	—	—

Total	400	3.8%	200	6.4%
Less – current maturities	(100)	5.1%	(100)	7.7%

Total long-term debt	$300	3.4%	$100	5.1%

(1)	Notes and all related interest due were paid in full on September 13, 2010.
(2)	The Company, at its option, may redeem all or any portion of the $100 of 5.11% senior notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. The note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth, as defined in the respective agreement, were 21.4% and 0.0%, respectively, at December 31, 2010.
(3)	On October 25, 2010, the Company issued $300 of 3.375% senior notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, three months prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued interest.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $10, $12, and $21 in 2010, 2009, and 2008, respectively.

The fair value of long-term debt, as calculated using the present value of the aggregate cash flows from principal and interest payments over the life of the debt discounted at current market interest rates, was approximately $403 and $206 at December 31, 2010 and 2009, respectively.

NOTE 7: Financial Derivatives and Risk Management

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company enters into foreign currency forward exchange contracts in order to stabilize the value of certain receivables and payables denominated in foreign currencies. None of the contracts has been designated as hedges for accounting purposes. The Company does not enter into foreign currency transactions for speculative trading purposes.

The Company’s principal foreign currency forward exchange contracts are principally for the Euro, Swiss franc, Israeli shekel, British pound, and Chinese yuan. These contracts are recorded at fair value and are included in other current assets and liabilities. Resulting gains and losses are included in selling, general and administrative expenses and are partially or completely offset by changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these foreign currency forward exchange contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of these exchange contracts are in currencies such as the U.S. dollar, Euro and British pound, management does not believe that a significant risk exists that these contracts becoming unavailable in the global marketplace within the next 12 months.

The notional amount of open foreign currency forward exchange contracts at December 31, 2010 and 2009 was $122 and $128, respectively. The fair value of these contracts was immaterial at December 31, 2010 and 2009.

NOTE 8: Lease Commitments

The Company and its subsidiaries lease manufacturing, office and warehouse facilities and computer equipment under non-cancelable operating leases expiring at various dates. Rent expense was $39 in both 2010 and 2009, and $41 in 2008. Minimum rental commitments for non-cancelable leases in effect at December 31, 2010, are as follows:

2011	$34
2012	29
2013	23
2014	18
2015	16
2016 and thereafter	15

Note 9: Restructuring Activities

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities in 2011. These exit activities impact approximately 200 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives.

The Company executed a selected reduction in workforce of approximately 130 during 2010. The Company is substantially complete with this action at December 31, 2010.

The Company expects that an additional $3 of restructuring expense associated with these activities will be incurred in 2011.

The following provides a summary of restructuring costs incurred by year and total expected restructuring costs:

			As of December 31, 2010
	Years ended December 31,		Cumulative Restructuring Costs For These Programs	Total Expected Restructuring Costs
	2010	2009
Employee termination benefits	$18	$5	$23	$25
Other restructuring costs	6	4	10	11

Total restructuring costs	$24	$9	$33	$36

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

The following is a rollforward of the liabilities since the inception of the plan which was the fourth quarter of 2009. The liabilities are reported as a component of other current liabilities in the accompanying consolidated balance sheets.

	Employee Termination Benefits	Other Restructuring Costs	Total
Charges	5	4	9
Transferred to pension and other post-retirement benefit plans	(3)	—	(3)
Payments and other adjustments	—	(3)	(3)

Balance as of December 31, 2009	$2	$1	$3
Charges	18	6	24
Transferred to pension and other post-retirement benefit plans	(7)	—	(7)
Payments and other adjustments	(9)	(6)	(15)

Balance as of December 31, 2010	$4	$1	$5

During October, the Company met the recognition threshold for settlement accounting under Financial Accounting Standards Board Topic 715 Compensation-Retirement Benefits and accordingly recorded $7 of expense in the fourth quarter of 2010. This amount is reflected in the total expected restructuring costs above.

NOTE 10: Income Taxes

The components of income before income taxes consisted of the following for the years ended December 31:

	2010	2009	2008
United States operations	$344	$320	$322
International operations	200	170	168

Total income before taxes	$544	$490	$490

The provision for income taxes consists of the following for years ended December 31:

	2010	2009	2008
Current:
Federal	$111	$96	$92
State and local	9	8	7
International	38	41	28

Total current	158	145	127

Deferred:
Federal	(7)	(6)	9
State and local	(1)	(1)	1
International	10	5	11

Total deferred	2	(2)	21

Provision for income taxes	$160	$143	$148

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the Company’s effective tax rate are as follows for years ended December 31:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
U.S. manufacturing deduction	(2.0)	(1.5)	(1.3)
State and local income taxes, net of federal benefit	0.9	1.0	1.0
Research and development credits	(0.6)	(0.7)	(0.7)
International taxes	(4.5)	(4.3)	(4.8)
Tax audits and unrecognized tax positions	0.1	(0.7)	0.2
Other, net	0.5	0.4	0.8

Total effective tax rate	29.4%	29.2%	30.2%

The international taxes benefit is primarily the result of lower statutory tax rates for our international operations than the U.S. statutory rate and international restructurings. The U.S. manufacturing deduction provided a higher net benefit in 2010. The tax audits and unrecognized tax positions provided a net benefit as a result of certain from statute of limitation expirations and the completion of audit activity in 2009.

Undistributed earnings of the Company’s international subsidiaries amounted to approximately $736 at December 31, 2010. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company may periodically make distributions from its international subsidiaries to its U.S. parent. Our present intention is to make such distributions only if they can be executed in a tax efficient manner. As such, the Company does not anticipate that distributions will result in any significant increase to its U.S. tax liability above that which has been previously recorded.

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets and liabilities at December 31, 2010 and 2009, result from the following temporary differences:

	2010	2009
Deferred tax assets:
Inventories	$49	$41
Net operating loss carryforwards	21	24
Post-retirement benefits and other employee benefits	43	44
Amortization	16	23
Pension benefits	18	15
Other	2	8

Total deferred tax assets	149	155
Valuation allowances	(1)	—

Net deferred tax assets	148	155

Deferred tax liabilities:
Property, plant and equipment	(77)	(80)

Total deferred tax liabilities	(77)	(80)

Net deferred tax assets	$71	$75

The net operating loss carryforwards deferred tax assets relate to domestic and international operations. The expiration periods for $21 of deferred tax assets related to net operating losses are as follows: $15 between 2011 and 2017; $3 between 2020 and 2026; and $3 can be carried forward indefinitely. The Company has provided valuation allowances on these deferred tax assets of approximately $1 for the expiration period between 2020 and 2026. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, the Company believes it is more likely than not that all of such deferred tax assets will be realized.

Deferred tax assets and liabilities in the preceding table, netted by taxing jurisdiction, are included in the following captions in the Consolidated Balance Sheets at December 31:

	2010	2009
Deferred tax assets	$62	$54
Other assets	39	44
Other accrued expenses	—	—
Deferred tax liabilities	(30)	(23)

Net deferred tax assets	$71	$75

Uncertain Tax Positions The Company and its subsidiaries file income tax returns for U.S. federal, and for various state, local and international taxes, as applicable. The Company is no longer subject to, with limited exceptions, U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The following table sets forth changes in the total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31:

	2010	2009	2008
Balance, beginning of year	$25	$32	$32

Tax positions related to current year:
Additions	4	4	4
Reductions	—	—	—

Tax positions related to prior years:
Additions	—	1	4
Reductions	—	(4)	(6)

Settlements	—	(2)	(2)

Statutes of limitation expirations	(8)	(6)	—

Balance, end of year	$21	$25	$32

At December 31, 2010, 2009, and 2008, respectively, there are $17, $16 and $20 of net unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company believes that it is reasonably possible that the unrecognized tax benefits at December 31, 2010 may decrease by approximately $4 due to audit activity and statute of limitation expirations in several jurisdictions within 12 months of December 31, 2010.

The Company accrues interest related to unrecognized tax benefits, net of tax, and penalties as components of its income tax provision. The Company recognized approximately $1 of benefit in both 2010 and 2009, and $1 of expense in 2008 related to interest and penalties. Approximately $4 and $5 has been accrued for payment of interest, net of tax, and penalties as of December 31, 2010 and 2009, respectively.

NOTE 11: Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at December 31, 2010.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 135 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. The initial phase two, compensatory damages trial, for 31 plaintiffs was completed on April 27, 2007 with a jury verdict establishing actual damages of approximately two hundred dollars per plaintiff. The plaintiffs filed an appeal staying further action on the case until the appeal has been resolved. The Ohio Court of Appeals reversed the jury's verdict on compensatory damages. In a decision dated June 9, 2010, the Ohio Supreme Court reversed the Ohio Court of Appeals and reinstated the trial court jury instructions and thereby the verdict rendered by the jury. The second phase two compensatory trial in January 2011 resulted in a jury verdict of approximately two hundred and sixty dollars for each of the 28 plaintiffs involved in that trial. A third trial is scheduled for March 2011. The Company continues to believe it has substantial legal defenses to the allegations, which it will vigorously assert.

The Company believes its reserves and insurance for these and other matters are sufficient to provide for claims outstanding at December 31, 2010. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At December 31, 2010, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 12: Common Stock

The Company’s 2003 Long-Term Incentive Plan (2003 LTIP), permits the granting of incentive or nonqualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards. The 2003 LTIP permits the distribution of up to 11,000,000 shares of the Company’s common stock, subject to increase for any shares forfeited under the other plans after the effective date of the 2003 LTIP. Shares issued under the 2003 LTIP may be authorized and unissued shares or treasury shares. This plan permits the award of non-qualified stock options to those members of the Board of Directors who are not employees of the Company. Under this plan, a non-employee Director will receive an initial option to purchase 20,000 shares of common stock on the date of his or her initial election as a Director. Additional awards of options to purchase 10,000 shares are made to each eligible Director on the day after each annual shareholders’ meeting if the non-employee Director has served on the Board of Directors for at least six months. Under this plan, incentive stock options may only be granted to employees of the Company or its subsidiaries, and a participant may not hold incentive stock options with a fair market value, determined as of the grant date, in excess of $0.1 in the year in which they are first exercisable if this limitation is necessary to qualify the option as an incentive stock option. Incentive and nonqualified stock options may not have an option price of less than the fair market value of the shares at the date of the grant. Options generally become exercisable from three months to three years following the grant date and expire ten years after the grant date. Including shares forfeited or swapped, 3,059,980 shares of the Company’s common stock remain to be awarded at December 31, 2010 under this plan.

As of December 31, 2010, the Company expects $19 of unrecognized expense related to nonvested stock-based compensation arrangements granted to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 1.3 years.

Stock-based compensation expense is included in selling, general and administrative expenses. The stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $22, $17 and $12, respectively. The tax benefit related to this expense was $8, $5 and $3 for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model and recognizes each grant’s fair value over the period that the options vest which for employees is three years and Directors is three months. During the year ended December 31, 2010, the Company granted a total of 471,400 stock options under the 2003 LTIP.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants are as follows:

	2010	2009	2008
Expected term (years)	4.7	4.6	4.7
Expected volatility	30.15%	28.89%	19.19%
Risk-free interest rate	2.16%	1.82%	2.72%
Dividend yield	1.26%	1.04%	1.03%

Expected term — The expected term of the options represents the period of time between the grant date and the time the options are either exercised or forfeited, including an estimate of future forfeitures for outstanding options. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted prior to 2008.

Expected volatility — The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price for a period approximating the expected term.

Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and a maturity that approximates the expected term.

Dividend yield — The dividend yield is based on the Company’s authorized quarterly dividend, approved by the Board of Directors during the respective periods noted above, and the Company’s expectation for dividend yields over the expected term.

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Stock Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2010 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2010	6,010,536	$32.93
Granted	471,400	50.41
Exercised	(1,714,779)	28.35
Forfeited	(36,687)	35.16

Stock Options outstanding, December 31, 2010	4,730,470	36.32	63.18 months	$143
Stock Options exercisable at December 31, 2010	4,232,671	35.17	58.57 months	$133

The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $54, $25, and $36, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $12.87, $9.78, and $9.96 per share, respectively.

Performance Units Performance Unit awards in 2010, 2009 and 2008 were 297,695; 396,214 and 319,845 units, respectively. The Performance Units awarded in 2010, 2009, and 2008 contain a three-year service period and vest beginning on the grant date and ending on December 31, 2012, 2011 and 2010, respectively. The actual Performance Units awarded are determined at the end of the performance period with possible payouts ranging from 0% to 150% of the target amount based upon the achievement of specified performance criteria. One-half of the awards issued are based upon the Company’s three-year average return on equity ratio calculation and one-half of the awards are based upon the Company’s three-year average sales growth (adjusted for currency, but including acquisitions). One half of the Performance Unit payout is paid in shares of the Company’s common stock. The remaining 50% is paid in cash equivalent to the closing market price of the Company’s stock on the date the performance units vest. The Company expenses the expected cost of the equity portion over the vesting period beginning on the grant date and ending on December 31 of the third subsequent fiscal year. The value of the Performance Unit to be paid in cash is determined based on the closing market price of the Company’s stock at each quarter-end and ratably expensed during the remaining performance period. Therefore, the related stock-based compensation expense will fluctuate with the value of the Company’s stock. The expense for the entire number of Performance Units awarded is dependant upon the probability of achieving the specific financial targets and is recorded ratably over the remaining vesting period.

A summary of the Company’s nonvested Performance Units as of December 31, 2010, and changes during the year then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value includes both the fair value at grant date for the equity portion of the Performance Unit and the fair value of the cash portion of the Performance Unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value
Nonvested Performance Units outstanding, January 1, 2010	612,436	$47.94
Granted	294,916	56.64
Vested (1)	(235,506)	61.10
Forfeited (2)	(154,445)	42.20

Nonvested Performance Units outstanding, December 31, 2010	517,401	52.62

(1)	Represents the entire amount of performance units which vested during the year ended December 31, 2010, all of which were outstanding as of December 31, 2010.
(2)	Includes reductions due to employee terminations and reductions as a result of the Company not meeting certain performance targets.

The weighted average grant date fair value of performance units granted during the year ended December 31, 2010, 2009, and 2008 was $56.64, $39.00 and $57.24, respectively.

Stock Awards On January 3, 2011, January 7, 2010 and January 2, 2009, each non-employee Director received 1,200 shares of Company stock. The 2011 stock award will be expensed in the first quarter of 2011 based on the fair market value of the Company’s common stock at December 31, 2010. The 2010 stock award was expensed in the first quarter of 2010 based on the fair market value of the Company’s common stock at December 31, 2009. The 2009 stock award was expensed in the first quarter of 2009 based on the fair market value of the Company’s common stock at December 31, 2008.

Restricted Stock Awards On November 17, 2008, the Company issued to certain executives 18,632 shares of restricted stock with a weighted average grant date fair value of $39.58 which was the market price of the Company’s common stock on November 17, 2008. These shares will be expensed over a three-year vesting period beginning on the date of grant.

NOTE 13: Company Operations by Business Unit

To align its product with the customers it serves, the Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC. The business unit structure is the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	2010	2009	2008
Research Essentials	$434	$425	$428
Research Specialties	845	796	827
Research Biotech	345	334	334

Research Chemicals	1,624	1,555	1,589
SAFC	647	593	612

Total	$2,271	$2,148	$2,201

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth or Business Unit sales growth, consolidated Company operating income and consolidated Company free cash flow. Business Unit Presidents also have a modest component of their compensation program based on their respective business unit performance in addition to consolidated results. All compensation programs also provide for an individual performance component in addition to Company or Business Unit performance. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from where the product was shipped. Products shipped from the United States to unaffiliated customer destinations outside of the United States are presented in the summary below:

Year	Amount	Year	Amount	Year	Amount
2010	$39	2009	$35	2008	$32

Geographic financial information is as follows:

	2010	2009	2008
Net sales to unaffiliated customers:
United States	$830	$785	$795
Germany	229	236	233
Other International	1,212	1,127	1,173

Total	$2,271	$2,148	$2,201

Long-lived assets at December 31:
United States	$496	$472	$440
International	294	284	255

Total	$790	$756	$695

NOTE 14: Pension and Other Post-Retirement Benefit Plans

The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering some of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The Company has made a determination regarding the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) that the prescription drug benefits it provides are actuarially equivalent to the benefits provided under the Act.

The following chart reconciles the funded status of the plans with amounts included in the consolidated balance sheet:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2010	2009	2010	2009	2010	2009
Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets at December 31:

Change in benefit obligations
Beginning obligations	$148	$109	$206	$181	$46	$42
Service cost	7	6	7	7	1	1
Interest cost	8	6	9	8	3	3
Plan participant contributions	—	—	2	2	1	1
Plan settlements	(16)	—	—	—	—	—
Special termination benefits	—	3	—	—	—	1
Benefits and expenses paid	(1)	(6)	(5)	(6)	(3)	(3)
Actuarial loss	9	30 (1)	14	4	1	1
Exchange rate changes	—	—	11	10	—	—

Ending obligations	$155	$148	$244	$206	$49	$46

Changes in plans assets
Beginning fair value	$125	$92	$178	$144	$—	$—
Actual return on plan assets	15	23	11	20	—	—
Employer contributions	11	16	5	9	2	2
Plan participant contributions	—	—	2	2	1	1
Plan settlements	(16)	—	—	—	—	—
Benefits and expenses paid	(1)	(6)	(5)	(6)	(3)	(3)
Exchange rate changes	—	—	10	9	—	—

Ending fair value	$134	$125	$201	$178	$—	$—

Reconciliation of funded status
Funded status	$(21)	$(23)	$(43)	$(28)	$(49)	$(46)

Net Consolidated Balance Sheet liability	$(21)	$(23)	$(43)	$(28)	$(49)	$(46)

	Pension Plans
	United States		International		Post-Retirement Medical Benefit Plans
	2010	2009	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheets: For years after adoption of the funded status provisions of SFAS 158
Current liabilities	$—	$—	$—	$—	$(3)	$(3)
Pension and post-retirement benefits	(21)	(23)	(43)	(28)	(46)	(43)

Net amount recognized	$(21)	$(23)	$(43)	$(28)	$(49)	$(46)

Reconciliation of amounts recognized in the Consolidated Balance Sheets
Prior service (cost) credit	$(1)	$(1)	$(1)	$(1)	$7	$7
Net (loss) gain	(63)	(72)	(42)	(29)	1	3

Accumulated other comprehensive (loss) income	$(64)	$(73)	$(43)	$(30)	$8	$10

Accumulated contributions in excess of (less than) net periodic benefit cost	43	50	—	2	(57)	(56)
Net amount liability recognized in statement of financial position	$(21)	$(23)	$(43)	$(28)	$(49)	$(46)

(1)	Approximately $21 of the 2009 actuarial loss relates to increases in the present value, due to a reduction in interest rates, of certain pension benefits provided to a specific group of participants.

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain) arising during the year	$3	$14	$42	$12	$(9)	$21	$1	$2	$2
Effect of exchange rates on amounts included in AOCI	—	—	—	2	2	(4)	—	—	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service credit (cost)	—	—	(1)	—	—	—	1	1	1
Amortization or settlement recognition of net loss	(13)	(5)	(1)	(1)	(3)	(1)	—	—	—

Total recognized in other comprehensive loss (income)	$(10)	$9	$40	$13	$(10)	$16	$2	$3	$3

Total recognized in net periodic benefit cost and other comprehensive loss	$8	$23	$45	$21	$1	$23	$5	$6	$5

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Prior service (cost) credit	$(1)	$—	$—	$—	$—	$—	$1	$1	$1
Net loss	(4)	(5)	(5)	(2)	(1)	(3)	—	—	—

Total estimated amortization	$(5)	$(5)	$(5)	$(2)	$(1)	$(3)	$1	$1	$1

The components of the net periodic benefit costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Service cost	$7	$6	$6	$7	$7	$8	$1	$1	$1
Interest cost	8	6	6	9	8	8	3	3	2
Expected return on plan assets	(10)	(6)	(8)	(9)	(7)	(10)	—	—	—
Amortization	6	5	1	1	3	1	(1)	(1)	(1)
Special termination benefit recognized	—	3	—	—	—	—	—	—	—
Settlement loss	7	—	—	—	—	—	—	—	—

Net periodic benefit cost	$18	$14	$5	$8	$11	$7	$3	$3	$2

The rate assumptions associated with the pension and post-retirement medical benefit plans to determine benefit obligations and additional year-end information are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2010	2009	2010	2009	2010	2009
Assumptions to determine benefit obligations
Discount rate	5.05%	5.65%	3.69%	4.40%	5.25%	5.85%
Compensation rate increase	3.55%	3.60%	3.05%	3.13%	n/a	n/a
Measurement date	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31
Additional year-end information
Accumulated benefit obligation	$143	$139	$270	$187	n/a	n/a
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$155	$148	$170	$15	n/a	n/a
Accumulated benefit obligation	143	139	201	13	n/a	n/a
Fair value of plan assets	134	125	126	—	n/a	n/a
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$155	$148	$170	$203	$49	$46
Fair value of plan assets	134	125	126	175	—	—

The rate assumptions associated with the pension and post-retirement medical benefit plans to determine periodic pension costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	5.65%	6.35%	6.30%	4.40%	4.16%	4.35%	5.85%	6.25%	6.45%
Expected rate of return on plan assets	8.25%	8.25%	8.25%	5.01%	4.84%	5.66%	n/a	n/a	n/a
Compensation rate increase	3.60%	3.60%	3.60%	3.13%	2.98%	3.50%	n/a	n/a	n/a

The expected employer contributions and benefit payments are shown in the following table for the pension and post-retirement medical benefit plans:

		Pension Plans		Post-Retirement Medical Benefit Plans(1)	Expected Medicare Subsidy Receipts
Cash Flows	Years Ending	United States	International
Expected employer contributions	2011	$—	$6	$3	n/a
Expected benefit payments for year ending December 31st	2011	10	5	3	—
	2012	12	6	3	—
	2013	12	6	3	—
	2014	12	6	4	—
	2015	14	6	4	—
	Next 5 years	74	39	21	3

(1)	Expected payments for Post-Retirement Medical Benefit Plans are shown net of the expected Medicare subsidy receipts.

Pension Plans For purposes of selecting a discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. The plans are assumed to continue in force for as long as the assets are expected to be invested. In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the Plan and to current forecasts of future rates of return for those asset classes. Cash flow and expenses are taken into consideration to the extent that the expected return would be affected by them. Because assets are held in qualified trusts, expected returns are not reduced for taxes.

The assets of the pension plans are invested professional asset managers to produce a diversified portfolio. The Company believes the investments are sufficiently diversified to maintain a reasonable level of risk without unduly sacrificing return. Target asset allocations and weighted average asset allocations at December 31, 2010 are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	75–85%	38–50%	78%	47%

Real Estate	—	6–12%	—	10%
Debt Securities	15–30%	36–57%	20%	37%
Other	0–10%	0–10%	2%	6%

Fair Value Measurements at December 31, 2010
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Corporate stocks – common	$40	$—	$40
Government debt	58	—	58
Real estate	10	10	20
Common/collective trust funds – equity	—	158	158
Common/collective trust funds – Government debt	—	10	10
Common/collective trust funds – Corporate and other non-government debt	—	34	34
Cash and cash equivalents	2	6	8
Other	3	4	7

Total	$113	$222	$335

(1)	Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations.
(2)	Level 2 instruments are valued through broker/dealer quotation or through market-observable inputs for similar items in active markets.

Investment Strategy The U.S. Plan’s overall investment strategy is to hold a mix of approximately 80% of investments in U.S. and International equities and 20% in bonds. Equities are managed in passive and managed funds across various asset classes. Bond funds contain government and investment-grade bonds.

The trustee has engaged an investment manager for the U.S. Plan that has the responsibility of selecting investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance meeting the Plan’s investment guidelines.

The United Kingdom (“UK”) Plan’s overall investment strategy is to hold a mix of approximately 70% of investments in equities (42% in UK listed companies and 28% non-UK listed equities), and 30% in bonds. Equities are managed in passive and managed funds. Bond funds contain government and investment grade bonds. A small portion of investments are held in insured annuities.

The Swiss fund’s overall target investment strategy is to achieve a mix of 28% equities, 55% bonds, 15% real estate and 3% other. Equities are invested in large Swiss companies and institutional funds. Bond funds contain government and investment-grade bonds. Real estate holdings are in an institutional real estate fund.

The Ireland Plan invests with insurance companies. The investments are in insured arrangements in which a portion have guaranteed annuity rates.

The trustees of the International Plans have engaged institutions that are believed to be reputable to invest the Plans’ assets in funds with demonstrated historical performance and manage the Plans’ assets in accordance with investment guidelines developed by the trustees.

Post-Retirement Medical Benefit Plans During 2010, the Company made changes to the Plan to comply with the Patient Protection and Affordable Care Act of 2010. The changes did not have a material effect on the Company. For purposes of selecting a discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. Medical costs were assumed to increase at an annual rate of 8.65% in 2010, decreasing ratably to a growth rate of 4.5% in 2030 and remaining at 4.5% per year thereafter. The effects of a one-percentage point increase or decrease in the assumed health care cost trend rates on the aggregate service and interest cost components and on the post-retirement benefit obligations are not material to the consolidated financial statements. Benefits are funded as claims are paid.

401(k) Retirement Savings Plan The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $9 for each of the years ended December 31, 2010, 2009 and 2008.

NOTE 15: Other Assets & Liabilities

Other current assets are summarized as follows:

	December 31,	December 31,
	2010	2009
Other receivables	$25	$15
Prepaid expenses	30	32
Certificates of deposit	16	14
Other	6	2

Total other current assets	$77	$63

Other assets are summarized as follows:

	December 31,	December 31,
	2010	2009
Other investments	$16	$13
Cash value of life insurance policies	22	18
Deferred taxes	39	44
Other non-current assets	21	16

Total other assets	$98	$91

Other current liabilities are summarized as follows:

	December 31,	December 31,
	2010	2009
Legal and professional	$5	$4
Pension and post-retirement	3	3
Freight	6	5
Other accrued expenses	54	48

Total other current liabilities	$68	$60

Other liabilities are summarized as follows:

	December 31,	December 31,
	2010	2009
Deferred compensation	$33	$30
Non-current income taxes	25	30
Other non-current liabilities	10	9

Total other liabilities	$68	$69

NOTE 16: Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding for the years ended December 31 is as follows:

	2010	2009	2008
Net income available to common shareholders	$384	$347	$342

Weighted average shares ($ In Millions)
Basic shares	121	122	126
Effect of dilutive securities — options outstanding	2	2	3

Diluted shares	123	124	129

Net income per share — Basic	$3.17	$2.84	$2.70

Net income per share — Diluted	$3.12	$2.80	$2.65

Options to purchase less than 1 million shares through the Company’s long-term incentive plans were excluded from the calculation of weighted average shares for both the year ended December 31, 2010 and December 31, 2009 because their effect was considered to be antidilutive.

NOTE 17: Share Repurchases

The Company’s Board of Directors has authorized the purchase of up to 100 million of the Company’s common shares. At December 31, 2010 and December 31, 2009, the Company had repurchased a total of 96 million shares and 94 million shares, respectively. The total repurchase authorization is 100 million shares. There were 122 million shares outstanding as of December 31, 2010. The Company expects to continue to offset the dilutive impact of issuing shares associated with its incentive compensation awards with future repurchases. Further, the Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

NOTE 18: Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income (loss), net of tax are as follows:

	Foreign Currency Translation Adjustment Income (Loss)	Unrealized Gain (Loss) on Securities	Pension and Post-Retirement Benefit Plans Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2007	$179	$3	$(22)	$160
Current period change	(87)	(6)	(42)	(135)

Balance, December 31, 2008	$92	$(3)	$(64)	$25
Current period change	55	1	3	59

Balance, December 31, 2009	$147	$(2)	$(61)	$84
Current period change	10	5	(4)	11

Balance, December 31, 2010	$157	$3	$(65)	$95

The 2010 activity for unrealized gain(loss) on securities is net of tax of $3. The 2010 pension and post-retirement benefit plans activity is net of tax of $2. Deferred taxes are not provided on foreign currency translation adjustments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sigma-Aldrich Corporation:

We have audited the accompanying consolidated balance sheets of Sigma-Aldrich Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma-Aldrich Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(signed) KPMG LLP

St. Louis, Missouri

February 9, 2011

Selected Quarterly Financial Data ($ In Millions, except per share data) (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2009 and 2010.

	2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$572	$554	$563	$582
Gross profit	303	294	298	301
Net income	100	97	93	94
Net income per share — Basic	0.82	0.80	0.77	0.78
Net income per share — Diluted	0.81	0.79	0.76	0.76

Amounts impacting comparability included pretax restructuring charges of $6, $3, $4 and $11 for the quarters ended March 31, June 30, September 30 and December 31, 2010.

	2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$519	$522	$534	$573
Gross profit	269	269	265	287
Net income	84	84	86	93
Net income per share — Basic	0.69	0.69	0.71	0.76
Net income per share — Diluted	0.68	0.68	0.70	0.75

Amounts impacting comparability included a pretax restructuring charge of $9 in the fourth quarter of 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in the Securities Exchange Act Rule 13a–15 (f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

On November 13, 2010 our Chairman, President, and Chief Executive Officer, Dr. Jai Nagarkatti, unexpectedly passed away. In an emergency meeting of the Board of Directors held that same day, Rakesh Sachdev was elected as President and Chief Executive Officer. Mr. Sachdev was also appointed to the Board of Directors, replacing Dr. Nagarkatti. Mr. Barrett Toan was elected Chairman of our Board of Directors on November 13, 2010. On November 14, 2010, Mr. Kirk Richter, our Vice President and Treasurer, was elected to the additional role of Interim Chief Financial Officer. Additional information can be found under the captions “Board of Directors Nominees, Qualifications and Diversity” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

Audit Committee Financial Expert

Information under the caption “Audit Committee” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

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

Information under the captions “Director Compensation and Transactions,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Information Concerning Executive Compensation” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners”, “Information Concerning Executive Compensation” and “Equity Compensation Plan Information” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information, if any, under the captions “Director Compensation and Transactions,” “Principal Beneficial Owners and Transactions” and “Related Party Disclosure” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information under the caption “Audit Firm Fee Summary” of the 2011 Proxy Statement, which will be filed within 120 days after December 31, 2010, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Item 8 of this Form 10-K Report.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Michael F. Kanan	February 9, 2011
	Michael F. Kanan, Vice President and Corporate Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Rakesh Sachdev	February 9, 2011
	Rakesh Sachdev, President and Chief Executive Officer and Director (Principal Executive Officer)	Date

By	/s/ Kirk A. Richter	February 9, 2011
	Vice President, Treasurer and Interim Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ Michael F. Kanan	February 9, 2011
	Michael F. Kanan, Vice President and Corporate Controller (Principal Accounting Officer)	Date

By	/s/ Rebecca M. Bergman	February 9, 2011
	Rebecca M. Bergman, Director	Date

By	/s/ George M. Church	February 9, 2011
	George M. Church, Director	Date

By	/s/ David R. Harvey	February 9, 2011
	David R. Harvey, Director	Date

By	/s/ W. Lee McCollum	February 9, 2011
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 9, 2011
	Avi M. Nash, Director	Date

By	/s/ Steven M. Paul	February 9, 2011
	Steven M. Paul, Director	Date

By	/s/ J. Pedro Reinhard	February 9, 2011
	J. Pedro Reinhard, Director	Date

By	/s/ D. Dean Spatz	February 9, 2011
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 9, 2011
	Barrett A. Toan, Chairman Director	Date

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits
2.1		Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3	(a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

	(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3.2 of Form 8-K filed October 25, 2010, Commission File Number 0-8135.

4		Instruments Defining the Rights of Shareholders, Including Indentures:

	(a)	Indenture dated October 28, 2010, between Sigma-Aldrich Corporation and Deutsche Bank Trust Company Americas, as trustee. Incorporated by reference to Exhibit 4.1 and 4.2 of Form 8-K filed October 28, 2010, Commission File Number 0-8135.

10		Material Contracts:

	(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

	(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

	(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

	(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(f)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

	(g)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(h)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(i)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(j)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(k)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(l)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

	(m)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

	(n)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

	(o)	Form of Employment Agreement (Similar Employment Agreements also exist for certain executive officers* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

	(p)	Form of Change in Control Agreement for Named Executive Officer (Similar Agreements also exist for certain executive officers)* — Incorporated by reference to Exhibit 10(b) of Form 8-K filed November 16, 2010, Commission File Number 0-8135.

(q)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(r)	Cash Bonus Plan* — Incorporated by reference to Exhibit 10.1 of the Company’s Definitive Proxy Statement filed May 6, 2010, Commission File Number 0-8135.

(s)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(s).

(t)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(t).

(u)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* — Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(v)	Letter Regarding Terms of Employment by and between Sigma-Aldrich Corporation and Rakesh Sachdev, dated October 23, 2008 — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 5, 2008, Commission File Number 0-8135.

(w)	Form of Indemnification Agreement (Similar Agreements also exist for certain executive officers)* — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 16, 2010, Commission File Number 0-8135.

(x)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005, Commission File Number 0-8135.

(y)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated December 5, 2006 – Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(aa)	Credit Facility Agreement dated March 13, 2007 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 14, 2007, Commission File Number 0-8135.

(ab)	Flexible Deferral Plan* – See Exhibit 10(ab).

(ac)	Supplemental Retirement Plan* – see Exhibit 10(ac).

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2010 consolidated financial statements filed as Exhibit 13 below.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – See Exhibit 32.2.

101	Interactive Data Files:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibits

2.1	Purchase and Sale Agreement, dated as of January 18, 2005, by and among CSL Limited, CSL International Pty Ltd., and CSL UK Holdings Limited. — Incorporated by reference to Exhibit 2.1 of Form 8-K filed March 1, 2005, Commission File Number 0-8135.

3 (a)	Certificate of Incorporation and Amendments — Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the quarter ended June 30, 2004, Commission File Number 0-8135.

(b)	By-Laws, as amended — Incorporated by reference to Exhibit 3.2 of Form 8-K filed October 25, 2010, Commission File Number 0-8135.

4	Instruments Defining the Rights of Shareholders, Including Indentures:

(a)	Indenture dated October 28, 2010, between Sigma-Aldrich Corporation and Deutsche Bank Trust Company Americas, as trustee. Incorporated by reference to Exhibit 4.1 and 4.2 of Form 8-K filed October 28, 2010, Commission File Number 0-8135.

10	Material Contracts:

(a)	Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(d) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(b)	First Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 1992, Commission File Number 0-8135.

(c)	Second Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 1994, Commission File Number 0-8135.

(d)	Third Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(e) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(e)	Fourth Amendment to Share Option Plan of 1987* — Incorporated by reference to Exhibit 10(f) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(f)	Share Option Plan of 1995* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy statement filed March 30, 1995, Commission File Number 0-8135.

(g)	First Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(i) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(h)	Second Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(j) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(i)	Third Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(k) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(j)	Fourth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(l) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(k)	Fifth Amendment to Share Option Plan of 1995* — Incorporated by reference to Exhibit 10(m) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(l)	Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed March 27, 1998, Commission File Number 0-8135.

(m)	First Amendment to Directors’ Nonqualified Share Option Plan of 1998* — Incorporated by reference to Exhibit 10(o) of Form 10-K filed for the year ended December 31, 2000, Commission File Number 0-8135.

(n)	Share Option Plan of 2000* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 30, 2000, Commission File Number 0-8135.

(o)	Form of Employment Agreement (Similar Employment Agreements also exist for certain executive officers* — Incorporated by reference to Exhibit 10(p) of Form 10-K filed March 14, 2006, Commission File Number 0-8135.

(p)	Form of Change in Control Agreement for Named Executive Officer (Similar Agreements also exist for certain executive officers)* — Incorporated by reference to Exhibit 10(b) of Form 8-K filed November 16, 2010, Commission File Number 0-8135.

F-1

(q)	2003 Long-Term Incentive Plan, as amended and restated* — Incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement filed March 14, 2006, Commission File Number 0-8135.

(r)	Cash Bonus Plan* — Incorporated by reference to Exhibit 10.1 of the Company’s Definitive Proxy Statement filed May 6, 2010, Commission File Number 0-8135.

(s)	Summary description of the compensation of Non-Employee Directors of Sigma-Aldrich Corporation — See Exhibit 10(s).

(t)	Summary description of the compensation for the Executive Officers of Sigma-Aldrich Corporation — See Exhibit 10(t).

(u)	Employment Agreement with President and Chief Executive Officer Jai P. Nagarkatti effective January 1, 2006* — Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 19, 2006, Commission File Number 0-8135.

(v)	Letter Regarding Terms of Employment by and between Sigma-Aldrich Corporation and Rakesh Sachdev, dated October 23, 2008 — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 5, 2008, Commission File Number 0-8135.

(w)	Form of Indemnification Agreement (Similar Agreements also exist for certain executive officers)* — Incorporated by reference to Exhibit 10(a) of Form 8-K filed November 16, 2010, Commission File Number 0-8135.

(x)	Credit Agreement dated February 23, 2005 with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein. Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 25, 2005, Commission File Number 0-8135.

(y)	Amendment No. 1 to Credit Agreement dated December 11, 2006 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed December 13, 2006, Commission File Number 0-8135.

(z)	Note Purchase Agreement dated December 5, 2006 – Incorporated by reference to Exhibit 10(z) of Form 10-K filed for the year ended December 31, 2006, Commission File Number 0-8135.

(aa)	Credit Facility Agreement dated March 13, 2007 with Sigma-Aldrich Corporation and a syndicate of banks – Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 14, 2007, Commission File Number 0-8135.

(ab)	Flexible Deferral Plan* – See Exhibit 10(ab).

(ac)	Supplemental Retirement Plan* – see Exhibit 10(ac).

11	Statement Regarding Computation of Net Earnings Per Share — Incorporated by reference to the information on net earnings per share included in Note 15 to the Company’s 2010 consolidated financial statements filed as Exhibit 13 below.

21	Subsidiaries of Registrant – See Exhibit 21.

23	Consent of Independent Registered Public Accounting Firm – See Exhibit 23.

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.1.

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act – See Exhibit 31.2.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – See Exhibit 32.1.

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – See Exhibit 32.2.

101	Interactive Data Files:

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

F-2