Form 10-Q
period 2011-03-31
SIGMA ALDRICH CORP
filed 2011-04-26
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 March 31, 2011

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

Yes       No   X

There were 121,826,546 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2011.

Part 1- FINANCIAL INFORMATION

Item 1.   Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended March 31,

	2011	2010

Net sales	$ 632	$ 572
Cost of products sold	296	269

Gross profit	336	303
Selling, general and administrative expenses	148	134
Research and development expenses	18	16
Restructuring costs	3	6

Operating income	167	147
Interest, net	2	2

Income before income taxes	165	145
Provision for income taxes	46	45

Net income	$ 119	$ 100

Net income per share – Basic	$ 0.98	$ 0.82

Net income per share – Diluted	$ 0.97	$ 0.81

Weighted average number of shares outstanding – Basic	122	122

Weighted average number of shares outstanding – Diluted	123	123

Dividends per share	$ 0.18	$ 0.16

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$ 623	$ 569
Accounts receivable, less allowance for doubtful accounts of $6 and $5, respectively	343	287
Inventories	638	606
Deferred taxes	63	62
Other current assets	59	77

Total current assets	1,726	1,601

Property, plant and equipment, net of accumulated depreciation of $1,034 and $1,006, respectively	742	733
Goodwill, net	446	438
Intangibles, net	162	157
Other assets	98	98

Total assets	$ 3,174	$ 3,027

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$ 189	$ 239
Accounts payable	139	121
Payroll	63	71
Income taxes	66	31
Other	80	69

Total current liabilities	537	531

Long-term debt	300	300
Pension and post-retirement benefits	113	110
Deferred taxes	42	41
Other liabilities	62	69

Total liabilities	1,054	1,051

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 122 shares outstanding at March 31, 2011 and December 31, 2010	202	202
Capital in excess of par value	202	194
Common stock in treasury, at cost, 80 shares at March 31, 2011 and December 31, 2010	(2,063)	(2,051)
Retained earnings	3,634	3,536
Accumulated other comprehensive income	145	95

Total stockholders’ equity	2,120	1,976

Total liabilities and stockholders’ equity	$ 3,174	$ 3,027

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Three Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net income	$119	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26	23
Deferred income taxes	2	3
Stock-based compensation expense	5	4
Restructuring costs	2	3
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable	(48)	(39)
Inventories	(12)	11
Accounts payable	15	10
Income taxes	33	29
Other	8	7

Net cash provided by operating activities	151	151

Cash flows from investing activities:
Capital expenditures	(18)	(18)
Net sales/(purchases) of investments	12	(11)
Acquisitions of businesses, net of cash acquired	(20)	(5)
Other, net	(1)	(1)

Net cash used in investing activities	(27)	(35)

Cash flows from financing activities:
Repayment of short-term debt	(50)	(16)
Payment of dividends	(21)	(20)
Treasury stock purchases	(22)	(35)
Proceeds from exercises of stock options	14	9
Excess tax benefits from stock-based compensation	2	2

Net cash used in financing activities	(77)	(60)

Effect of exchange rate changes on cash	7	(8)

Net change in cash and cash equivalents	54	48

Cash and cash equivalents at January 1	569	373

Cash and cash equivalents at March 31	$623	$421

Supplemental disclosures of cash flow information:

Income taxes paid	$8	$11
Interest paid, net of capitalized interest	$—	$3

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3)  Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three months ended March 31, 2011.

The Company believes it is reasonably possible that the liability for unrecognized tax benefits at March 31, 2011 may decrease by approximately $1 due to the expiration of statutes and the completion of examinations in several jurisdictions within twelve months of March 31, 2011.

(4)  Inventories

The principal categories of inventories are:

	March 31, 2011	December 31, 2010

Finished goods	$ 526	$ 507
Work in process	28	24
Raw materials	84	75

Total	$ 638	$ 606

(5)  Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2011 and December 31, 2010 are as follows:

	Cost		Accumulated Amortization

	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Amortizable intangible assets:
Patents	$ 14	$ 14	7	$ 7
Licenses	41	40	10	9
Customer relationships	124	123	38	36
Technical knowledge	22	22	10	9
Other	32	23	15	13

Total amortizable intangible assets	$ 233	$ 222	$ 80	$ 74

Unamortizable intangible assets:

Goodwill	$ 472	$ 464	$ 26	$ 26

Trademarks and trade names	17	17	8	8

Total unamortizable intangible assets	$ 489	$ 481	$ 34	$ 34

The Company recorded amortization expense of $4 and $3 for the three months ended March 31, 2011 and 2010, respectively, related to amortizable intangible assets. Estimated useful lives for amortizable intangible assets range from one to twenty years using a straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $13 to $16 from 2011 through 2015.

The change in the net goodwill for the three months ended March 31, 2011 is as follows:

Balance at December 31, 2010	$438
Acquisitions	3
Impact of foreign currency exchange rates	5

Balance at March 31, 2011	$446

The December 31, 2010 intangible asset and goodwill balances above include, on a retrospective basis, measurement period adjustments identified during the first quarter of 2011 in accordance with ASC Topic 805, Business Combinations. These adjustments increased intangible assets by $35 and decreased goodwill by $22, with the remainder recorded in deferred taxes. The Company may continue to make adjustments if more information becomes available during the measurement period.

Current year additions relate to the preliminary allocation of purchase price for acquisitions made in the three month period ended March 31, 2011. These allocations will be finalized by the end of the first quarter of 2012.

(6)  Debt

Notes payable and long-term debt consists of the following:

	March 31, 2011		December 31, 2010

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Notes payable
Commercial paper (1)	$ 89	0.2%	$ 139	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility (3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—

Total notes payable	89	0.2%	139	0.2%
Plus - current maturities of long-term debt	100	5.1%	100	5.1%

Total notes payable and current maturities of long-term debt	$189	2.8%	$ 239	2.3%

Long-term debt
Senior notes, due December 5, 2011 (6)	100	5.1%	100	5.1%
Senior notes, due November 1, 2020 (7)	300	3.4%	300	3.4%

Total	400	3.8%	400	3.8%
Less - current maturities	(100)	5.1%	(100)	5.1%

Total long-term debt	$300	3.4%	$ 300	3.4%

(1)	The Company has a $450 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. At March 31, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55%. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $1,912 and 20.4%, respectively, at March 31, 2011.

(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0%. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $1,912 and 20.4%, respectively, at March 31, 2011.

(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($18) at March 31, 2011.

(4)	Sigma-Aldrich Japan KK has two credit facilities having a total commitment of 2 billion Japanese Yen ($24) with one facility due April 28, 2011. There were no borrowings under the facilities at March 31, 2011.

(5)	There were no borrowings under these facilities which have total commitments converted into U.S. Dollars of $4 at March 31, 2011.

(6)	The Company, at its option, may redeem all or any portion of the $100 of 5.11% Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. Interest on the notes is payable June 5 and December 5 of each year. Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0% and an aggregate amount of all consolidated priority debt of no more than 30.0% of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 18.8% and 0.0%, respectively, at March 31, 2011.

(7)	On October 25, 2010, the Company issued $300 of 3.375% Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, on or after three months prior to the maturity date at a redemption price equal to 100% of the principal amount plus accrued interest.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At March 31, 2011, there were no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3 and $2 for the three months ended March 31, 2011 and 2010, respectively.

The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $396 and $403 at March 31, 2011 and December 31, 2010, respectively, based upon a discounted cash flow analysis using current market interest rates.

(7)  Restructuring

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities in 2011. These exit activities impact approximately 240 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company executed a selected reduction in workforce of approximately 130 people during 2010. The Company was substantially complete with this action at December 31, 2010.

The Company expects that an additional $5 of restructuring expense associated with these activities will be incurred during the remainder of 2011.

The following provides a summary of restructuring costs incurred by year and total expected restructuring costs:

			As of March 31, 2011
	Three Months Ended March 31,		Cumulative Restructuring Costs For These	Total Expected Restructuring

	2010	2010	Programs	Costs

Employee termination benefits	$ 2	$ 5	$ 25	$ 29
Other restructuring costs	1	1	11	12

Total restructuring costs	$ 3	$ 6	36	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

The following is a roll forward of the liabilities since December 31, 2009. The liabilities are reported as a component of other current liabilities in the accompanying consolidated balance sheets.

	Employee Termination Benefits	Other Restructuring Costs	Total

Balance as of December 31, 2009	$ 2	$ 1	$ 3
Charges	18	6	24
Transferred to pension and other post- retirement benefit plans	(7)	—	(7)
Payments and other adjustments	(9)	(6)	(15)

Balance as of December 31, 2010	4	1	5
Charges	2	1	3
Payments and other adjustments	(1)	(1)	(2)

Balance as of March 31, 2011	5	1	6

(8)  Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information:

	Three Months Ended March 31,

	2011	2010

Weighted average shares
Basic shares	122	122
Effect of dilutive securities	1	1

Diluted shares	123	123

There were no potential common shares from the calculation of weighted average shares considered to be antidilutive for the three months ended March 31, 2011. Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the three months ended March 31, 2010, because their effect was considered to be antidilutive.

(9)  Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income, rather they are amounts that are included in stockholders’ equity in the consolidated balance sheets. These items include cumulative translation adjustments, unrealized gains and losses, net of tax, on securities and pension and post-retirement benefit liability adjustments. For the Company, the difference between net income and comprehensive income is primarily cumulative translation adjustments arising from the translation of assets and liabilities for foreign operating units from their local currency to the reporting currency.

For the three months ended March 31, 2011 and 2010, comprehensive income was $170 and $56, respectively.

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

	Three Months Ended March 31,

	2011	2010

Research Essentials	$ 120	$ 112
Research Specialties	236	217
Research Biotech	96	91

Research Chemicals	452	420
SAFC	180	152

Total	$ 632	$ 572

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and make resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs which reward performance based upon consolidated Company results for sales growth, operating income growth, free cash flow and return on equity. Certain Business Unit Presidents also have a component of their compensation program based on their respective business unit sales growth, in addition to consolidated sales growth. Based on these factors, the company concludes that it operates in one segment.

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended March 31,

	2011	2010

Net sales to unaffiliated customers:
United States	$ 228	$ 202
Germany	61	57
Other countries	343	313

Total	$ 632	$ 572

	March 31, 2011	December 31, 2010

Long-lived assets:
United States	$ 503	$ 496
Other countries	302	294

Total	$ 805	$ 790

(11)  Share Repurchases

At both March 31, 2011 and December 31, 2010, the Company had repurchased a total of 96 million shares of an authorized repurchase of 100 million shares. The Company has 4 million remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, will depend upon market conditions and other factors. There were 122 million shares outstanding as of March 31, 2011.

(12)  Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2011	2010	2011	2010	2011	2010

Service cost	$ 2	$ 2	$ 2	$ 2	$ —	$ —
Interest cost	2	2	2	2	1	1
Expected return on plan assets	(3)	(2)	(2)	(2)	—	—
Amortization	1	1	—	—	—	—

Net periodic benefit cost	$ 2	$ 3	$ 2	$ 2	$ 1	$ 1

Pension and post-retirement benefits consisted of the following:

	March 31,	December 31,

	2011	2010

Retiree medical liability	$ 46	$ 46
Pension liability	70	67

Subtotal	116	113

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefits	$ 113	$ 110

The Company is not required to make a contribution to its U.S. pension plan in 2011. The Company contributed $1 to its international pension plans in the three months ended March 31, 2011. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2011.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2 and $3 for the three months ended March 31, 2011 and 2010, respectively.

(13) Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	March 31,	December 31,

	2011	2010

Other receivables	$ 18	$ 25
Prepaid expenses	31	30
Certificates of deposit	4	16
Other	6	6

Total other current assets	$ 59	$ 77

Other assets

Other assets are summarized as follows:

	March 31,	December 31,

	2011	2010

Other investments	$ 15	$ 16
Life insurance policies	25	22
Deferred taxes	35	39
Other non-current assets	23	21

Total other assets	$ 98	$ 98

Other current liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,

	2011	2010

Legal and professional	$ 6	$ 5
Pension and post-retirement	3	3
Freight	8	6
Other accrued expenses	63	55

Total other current liabilities	$ 80	$ 69

Other liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,

	2011	2010

Deferred compensation	$ 30	$ 33
Deferred taxes	21	25
Other non-current liabilities	11	11

Total other non-current liabilities	$ 62	$ 69

(14) Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 142 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. There have been two phase two compensatory damages trials involving 58 plaintiffs in total, with the jury verdicts in those two trials establishing actual damages of approximately two hundred thirty-three dollars per plaintiff. A Court-ordered mediation of the various claims alleged in this matter took place in March 2011.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, cash flows or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2011, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

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

The Company believes its expectations are based on reasonable assumptions. The statements in this report are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as:

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

(3)	fluctuations in foreign currency exchange rates,

(4)	changes in research funding and the success of research and development activities,

(5)	failure of planned sales initiatives in our Research and SAFC Businesses,

(6)	dependence on uninterrupted manufacturing operations,

(7)	failure to achieve planned cost reductions in global supply chain initiatives and restructuring actions,

(8)	changes in the regulatory environment in which the Company operates,

(9)	changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2010,

(10)	exposure to litigation, including product liability claims,

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

With over 60% of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates, the result is the defined impact of “changes in foreign currency exchange rates” or “changes in FX”. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur in 2011 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

OVERVIEW

Sigma-Aldrich Corporation (“the Company”) is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as components in pharmaceutical, diagnostic and other high technology manufacturing. The Company has a broad global customer base which includes commercial laboratories, pharmaceutical, industrial, diagnostics, biotechnology and electronics companies, universities, hospitals, governmental institutions and other non-profit organizations. Over one million scientists and technologists use our products. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States and internationally do impact demand from our customers. Sigma-Aldrich operates in 40 countries and has 7,900 employees providing customer focused service worldwide.

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

Research Essentials, representing 19% of sales, provides customized, innovative solutions for our value conscious buyers. Research Specialties, representing 37% of sales, facilitates accelerated research by lab scientists through information and innovation in services and new products. Research Biotech, representing 15% of sales, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing 29% of sales, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.

Highlights of our consolidated results for the three months ended March 31, 2011, are as follows:

•

Sales were $632, an increase of 10% compared to the same period last year. Excluding the impact of foreign currency exchange rates and acquisitions, which increased sales by 2% and 1%, respectively, sales increased by 7% compared to the first quarter of 2010.

•	Operating income margin was 26.4%, up from 25.7% in 2010.
•	Diluted income per share was $0.97, compared to $0.81 in 2010, a 20% increase.
•	Net cash provided by operating activities was $151 for the quarter ended March 31, 2011, equal to 2010’s first quarter.
•	Total debt of $489 at March 31, 2011 declined $50 since December 31, 2010.

COMPANY OUTLOOK

Significant factors that could affect our results and cash flows in the remaining months of fiscal year 2011 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;
•	We face significant competition, primarily as it relates to pricing, product selection and quality;
•

Our sales and results of operations are dependent on the research and development spending patterns of our global customer base, including the pharmaceutical, biotechnology and diagnostic industries and governments and universities;

•	Foreign currency exchange rate fluctuations may adversely affect our business and our reported financial results;
•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;
•	The impact of general inflationary cost increases on our direct material and other costs and our ability to recover such increases through adjustments to our selling price;
•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits;
•	Our failure to achieve planned cost reductions in global supply chain initiatives; and
•	The impact of any restructuring.

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	Three Months Ended March 31,
	2011	2010

Net sales	$632	$572
Cost of products sold	296	269

Gross profit	336	303

Selling, general and administrative expenses	148	134
Research and development expenses	18	16
Restructuring costs	3	6

Operating income	167	147
Interest, net	2	2

Income before income taxes	165	145
Provision for income taxes	46	45

Net income	$119	$100

Net income per share - Diluted	$0.97	$0.81

Sales

Sales were $632 in the first three months of 2011, up 10.5 percent from the first three months of 2010. Changes in foreign currency exchange rates increased sales by $12 or 2.1 percent. Our recent acquisitions of Cerilliant Corporation and Resource Technology Corporation contributed $6 or 1.0 percent to this growth. Excluding the currency and acquisition benefits, sales increased organically by $42 or 7.4 percent. Factors contributing to the organic growth included pricing, which added 1.2 percent, and volume growth of 6.2 percent.

The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended March 31,
	2011	2010	Change	Increase due to Changes in FX	Increase due to Acquis- itions	Organic Growth	Organic Growth %

Research Essentials	$ 120	$ 112	$ 8	$ 2	$ —	$ 6	5.3%
Research Specialties	236	217	19	5	6	8	3.7%
Research Biotech	96	91	5	2	—	3	3.3%
Total Research	452	420	32	9	6	17	4.1%
SAFC	180	152	28	3	—	25	16.4%
Total	$ 632	$ 572	$ 60	$ 12	$ 6	$ 42	7.4%

Research Essentials total sales were $120 for the first three months of 2011 compared to $112 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $6 or 5.3 percent. The increase was driven by higher demand for our lab essential products.

Research Specialties total sales were $236 for the first three months of 2011 compared to $217 during the same period last year. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased by $8 or 3.7 percent. The increase was largely driven by higher demand for our analytical and traditional chemistry products amounting to $6 of the organic increase. All geographic regions except for the U.S., contributed to this growth.

Research Biotech total sales were $96 for the first three months of 2011 compared to $91 during the same period last year. Excluding the effects of changes in foreign currency exchange rates, sales increased by $3 or 3.3 percent. This increase was largely driven by higher demand for our biomolecules products which include antibodies and sales of our functional genomics products which include our Zinc Finger nucleotide products. All geographic regions except for the Europe, Middle East and Africa region experienced improved demand over the prior year.

SAFC total sales were $180 for the first three months of 2011 compared to $152 during the same period last year. Excluding the effects of changes in foreign currency exchange rates sales increased by $25 or 16.4 percent. The primary driver for the increase was increased demand for our bioscience products which added $13 and hitech products, which added $6. Strong demand for materials and precursors for use in semi-conductor and light emitting diode applications and industrial cell culture media for biological drugs drove these increases.

Web-based sales through our award winning website during the three months ended March 31, 2011 increased by 3 percent over the same period in 2010. Web-based sales were 50 percent of worldwide first quarter 2011 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales.

Gross Profit and expenses

Gross profit, selling, general and administrative expenses, research and development expenses and income before income taxes, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010

Gross profit	53.2%	53.0%
Selling, general and administrative expenses	23.4%	23.4%
Research and development expenses	2.8%	2.8%
Income before income taxes	26.1%	25.3%
Effective tax rate	27.9%	31.0%

Cost of Sales and Gross Profit

Cost of sales primarily represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the three months ended March 31, 2011 was $296 compared to $269 in the prior year, representing an increase of 10.0 percent. The increase in cost of sales is primarily due to higher sales volumes and changes in foreign currency exchange rates. The following table reflects the significant contributing factors to the net change in gross margin for the three months ended March 31, 2011 compared to the same period in 2010:

Contributing Factors	Three Months Ended March 31, 2011
Gross Margin – three months ended March 31, 2010	53.0%
Increases (decreases) to Gross Margin:
Sales volume/Product mix/Other	(0.4) %
Favorable pricing	0.6%
Gross Margin – three months ended March 31, 2011	53.2%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended March 31,
	2011	2010

SG&A	$ 148	$ 134
Percentage of Sales	23.4%	23.4%

The increase in SG&A expenses during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is due primarily to higher compensation costs of $3, increased legal and professional expenses of $4, $2 of added SG&A resulting from the new acquisitions and changes in foreign currency exchange rates which increased SG&A by $2. As a percentage of sales, SG&A was unchanged compared to 2010.

Research and development (“R&D”) expenses

	Three Months Ended March 31,
	2011	2010

R&D	$ 18	$ 16
Percentage of Sales	2.8%	2.8%

Research and development expenses during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 were up $2. As a percentage of sales, research and development expenses were unchanged. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60% of total sales.

Restructuring costs

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. The Company expects to complete these activities in 2011. These exit activities impact approximately 240 employees and are intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company executed a selected reduction in workforce of approximately 130 people during 2010. The Company was substantially complete with this action at December 31, 2010.

The Company expects that an additional $5 of restructuring expense associated with these activities will be incurred during the remainder of 2011.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

			As of March 31, 2011
	Three Months Ended March 31,		Cumulative Restructuring Costs For These	Total Expected Restructuring
	2011	2010	Programs	Costs

Employee termination benefits	$ 2	$ 5	$ 25	$ 29
Other restructuring costs	1	1	11	12

Total restructuring costs	$ 3	$ 6	36	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

Interest, net

Net interest expense was $2 for the three months ended March 31, 2011 and 2010, respectively. The weighted average interest rate for short-term borrowings during the three months ended March 31, 2011 was 0.2% on average borrowings of $112 compared to a weighted average interest rate for short-term borrowings during the three months ended March 31, 2010 of 0.2% on average borrowings of $365.

Effective tax rate

The effective tax rate for the first quarter of 2011 was 27.9% improved from the rate of 31.0% in 2010 due primarily to the release of certain tax contingencies in the first three months of 2011 and a non-recurring income tax charge in 2010 related to the deduction of expenses reimbursed under Medicare Part D.

The effective tax rate for all of 2011 is expected to be approximately 30% of pretax income.

Net income and diluted net income per share

Net income for the first quarter of 2011 increased to $119 from $100 for the quarter ended March 31, 2010 due to the items discussed above. Reported diluted net income per share for the first quarter of 2011 increased by 19.8% to $0.97 from $0.81 in the first quarter of 2010. The impact of foreign currency exchange rates increased diluted earnings per share by $0.01 when compared to the same period last year. The Company’s increased sales volumes and favorable pricing partially offset by higher SG&A were the primary contributors to the higher operating profit. These factors along with a lower effective tax rate were the primary factors for the higher net income levels over the first quarter of 2010.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Three Months Ended March 31,
	2011	2010

Net cash provided by (used in):

Operating activities	$ 151	$ 151
Investing activities	(27)	(35)
Financing activities	(77)	(60)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 and March 31, 2010 was $151. Higher net income during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was offset by higher uses of cash for working capital, particularly inventory. Higher inventory levels used cash of $23 for the three months ended March 31, 2011 compared to a generation of cash of $11 for the three months ended March 31, 2010.

Inventory on hand was 6.5 months at March 31, 2011, an increase from the 6.3 months at December 31, 2010. Accounts receivable days sales outstanding at March 31, 2011 were 47 days, unchanged from December 31, 2010.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2011 decreased $8 compared to the same period in 2010. This decrease was primarily due to sales of $12 in certificates of deposit in the first quarter of 2011 compared to purchases of $11 in certificates of deposit in the first quarter of 2010. This decrease was partially offset by an increase in cash paid for acquisitions which totaled $20 in the first quarter of 2011 compared to $5 in the same period of 2010.

For 2011, capital spending is expected to be approximately $120.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2011 increased $17 compared to the same period in 2010. This increase is due primarily to repayments on short-term debt net of issuances of $50 in the first quarter of 2011 compared to $16 during the same period of 2010. This increase was partially offset by share repurchases totaling $22 during the first quarter of 2011, compared to $35 in the same period of 2010. Additionally, proceeds from stock option exercises were $14 during the first quarter of 2011 compared to $9 during the same period of 2010.

Long-term debt excluding current maturities was $300 at March 31, 2011 and December 31, 2010. Consolidated total debt as a percentage of total capitalization was 18.8% and 21.4% at March 31, 2011 and December 31, 2010, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At both March 31, 2011 and December 31, 2010, the Company had repurchased a total of 96 million shares of an authorized repurchase of 100 million shares. The Company has 4 million remaining shares authorized for purchase but, the timing and number of shares purchased, if any, will depend upon market conditions and other factors. There were 122 million shares outstanding as of March 31, 2011.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include disruptions to normal bank lending practices, securities markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support international operations. Downgrades in the Company’s credit ratings or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

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

Contractual Obligations

At March 31, 2011, the Company had $89 of commercial paper outstanding and other debt of $100 with maturities of less than one year. The Company had long-term borrowings of $300, for a total decrease in all outstanding debt of $50 from December 31, 2010.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 142 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was separated into the following four phases: phase one – existence of liability, phase two – quantification of any compensatory damages, phase three – existence of any punitive damages and phase four – quantification of any punitive damages. Class certification was granted to phases one, three and four, but denied to phase two. Compensatory damages for all plaintiffs must be established before the case can proceed to the punitive damages phases. The Company has accepted responsibility for phase one, existence of liability. The case is currently in the compensatory damages phase, where, because no class status exists, each plaintiff must individually establish actual damages. There have been two phase two compensatory damages trials involving 58 plaintiffs in total, with the jury verdicts in those two trials establishing actual damages of approximately two hundred thirty-three dollars per plaintiff. A Court-ordered mediation of the various claims alleged in this matter took place in March 2011.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at March 31, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At March 31, 2011, there were no other known contingent liabilities that management believes could have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2011, the Company’s outstanding debt represents 19% of total capitalization. Approximately 82% of the Company’s outstanding debt at March 31, 2011 is at fixed rates. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations or financial condition, including liquidity.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and stockholders’ equity.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

Accordingly, the Company uses forward foreign currency exchange contracts to hedge the value of certain receivables and payables denominated in foreign currencies. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses. The market risk of these forward exchange contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into these contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables, and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the contracts are in currencies such as the Euro, British pound and Chinese yuan, management does not believe that a significant risk exists that contracts would become unavailable in the global marketplace within the next 12 months.

Item 4.   Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The information contained in Note 15 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the three months ended March 31, 2011:

Issuer Purchases of Equity Securities (share amounts in millions)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 – Jan 31, 2011	—	—	95.5	4.5
Feb 1, 2011 – Feb 28, 2011	0.3	$ 62.95	95.8	4.2
Mar 1, 2011 – Mar 31, 2011	—	—	95.8	4.2
Total	0.3	$ 62.95	95.8	4.2

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 million shares under the existing repurchase program, bringing the total authorization to 100.0 million shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

Item 5.   Other Information

On April 1, 2011, Rakesh Sachdev (President and Chief Executive Officer), Kirk A. Richter (Vice President, Treasurer and Interim Chief Financial Officer), Franklin D. Wicks (President, Research), Gilles A. Cottier (President, SAFC) and David A. Smoller (Chief Scientific Officer) entered into revised change in control agreements with the Company that had been previously reported in Item 5.02 of the Company’s Current Report on Form 8-K filed on November 16, 2010, which Item is hereby incorporated by reference herein.

Item 6.   Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3(a) of Form 10-Q filed for the period ended June 30, 2004, Commission File number 0-8135.

   (b) By-Laws, as amended – Incorporated by reference to Exhibit 3(a) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

10 (a) Form of Performance Share Award Agreement – Incorporated by reference to Exhibit 10(a) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

     (b) Form of Incentive Stock Option Agreement – Incorporated by reference to Exhibit 10(b) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

     (c) Form of Non-Qualified Stock Option Agreement – Incorporated by reference to Exhibit 10(c) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

     (d) Employment Agreement, dated as of February 14, 2011, by and between Sigma-Aldrich Corporation and Rakesh Sachdev – Incorporated by reference to Exhibit 10(a) of Form 8-K/A filed February 14, 2011, Commission File Number 0-8135.

     (e) Form of Restricted Stock Unit Agreement Under the 2003 Long-Term Incentive Plan as Amended – Incorporated by reference to Exhibit 10(a) of Form 8-K filed February 23, 2011, Commission File Number 0-8135.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By /s/ Michael F. Kanan	April 26, 2011
Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)