Form 10-Q
period 2011-06-30
SIGMA ALDRICH CORP
filed 2011-07-26
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 June 30, 2011

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

Yes       No   X

There were 122,082,381 shares of the Company’s $1.00 par value common stock outstanding on June 30, 2011.

Part 1- FINANCIAL INFORMATION

Item 1.   Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales	$637	$554	$1,269	$1,126
Cost of products sold	306	260	602	529

Gross profit	331	294	667	597
Selling, general and administrative expenses	151	132	299	266
Research and development expenses	18	17	36	33
Restructuring costs	2	3	5	9

Operating income	160	142	327	289
Interest, net	2	2	4	4

Income before income taxes	158	140	323	285
Provision for income taxes	45	43	91	88

Net income	$113	$97	$232	$197

Net income per share – Basic	$0.93	$0.80	$1.90	$1.62

Net income per share – Diluted	$0.91	$0.79	$1.87	$1.60

Weighted average number of shares outstanding – Basic	122	121	122	122

Weighted average number of shares outstanding – Diluted	124	123	124	123

Dividends per share	$0.18	$0.16	$0.36	$0.32

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	June 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$663	$569
Accounts receivable, less allowance for doubtful accounts of $6 and $5, respectively	356	287
Inventories	670	606
Deferred taxes	60	62
Other current assets	84	77

Total current assets	1,833	1,601

Property, plant and equipment, net of accumulated depreciation of $1,067 and $1,006, respectively	760	733
Goodwill, net	484	438
Intangibles, net	165	157
Other assets	97	98

Total assets	$3,339	$3,027

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$216	$239
Accounts payable	148	121
Payroll	71	71
Income taxes	33	31
Other	78	69

Total current liabilities	546	531

Long-term debt	300	300
Pension and post-retirement benefits	117	110
Deferred taxes	39	41
Other liabilities	66	69

Total liabilities	1,068	1,051

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 122 shares outstanding at June 30, 2011 and December 31, 2010	202	202
Capital in excess of par value	210	194
Common stock in treasury, at cost, 80 shares at June 30, 2011 and December 31, 2010	(2,059)	(2,051)
Retained earnings	3,725	3,536
Accumulated other comprehensive income	193	95

Total stockholders’ equity	2,271	1,976

Total liabilities and stockholders’ equity	$3,339	$3,027

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$232	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52	47
Deferred income taxes	6	5
Stock-based compensation expense	10	10
Restructuring costs, net of payments	3	5
Other	—	(3)
Changes in operating assets and liabilities:
Accounts receivable	(52)	(29)
Inventories	(26)	4
Accounts payable	21	8
Income taxes	(2)	(3)
Other, net	10	6

Net cash provided by operating activities	254	247

Cash flows from investing activities:
Capital expenditures	(44)	(37)
Purchases of short-term investments	(20)	(12)
Proceeds from sales of short-term investments	20	14
Acquisitions of businesses, net of cash acquired	(75)	(5)
Other, net	(3)	(1)

Net cash used in investing activities	(122)	(41)

Cash flows from financing activities:
Repayment of short-term debt	(23)	(34)
Payment of dividends	(43)	(39)
Share repurchases	(22)	(56)
Proceeds from exercise of stock options	22	16
Excess tax benefits from stock-based payments	3	3

Net cash used in financing activities	(63)	(110)

Effect of exchange rate changes on cash	25	(16)

Net change in cash and cash equivalents	94	80

Cash and cash equivalents at January 1	569	373

Cash and cash equivalents at June 30	$663	$453

Supplemental disclosures of cash flow information:

Income taxes paid	$82	$82
Interest paid, net of capitalized interest	$7	$5

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the United States Securities & Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3)  New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

(4)  Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three months and six months ended June 30, 2011.

(5)  Inventories

The principal categories of inventories are:

	June 30, 2011	December 31, 2010

Finished goods	$545	$507
Work in process	29	24
Raw materials	96	75

Total	$670	$606

(6)  Intangible Assets

The Company’s amortizable and unamortizable intangible assets at June 30, 2011 and December 31, 2010 are as follows:

	Cost		Accumulated Amortization

	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Amortizable intangible assets:
Patents	$14	$14	$7	$7
Licenses	41	40	11	9
Customer relationships	133	123	40	36
Technical knowledge	24	22	10	9
Other	26	23	15	13

Total amortizable intangible assets	$238	$222	$83	$74

Unamortizable intangible assets:

Goodwill	$511	$464	$27	$26

Trademarks and trade names	18	17	8	8
Total unamortizable intangible assets	$529	$481	$35	$34

The Company recorded amortization expense of $4 both the three months ended June 30, 2011 and 2010, related to amortizable intangible assets. For the six months ended June 30, 2011 and 2010, the Company recorded amortization expense of $8 and $7, respectively, related to amortizable intangible assets. Estimated useful lives for amortizable intangible assets range from one to twenty years and are amortized using a straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $14 to $17 from 2011 through 2015.

The change in the net goodwill for the six months ended June 30, 2011 is as follows:

Balance at December 31, 2010	$438
Acquisitions	39
Impact of foreign currency exchange rates	7

Balance at June 30, 2011	$484

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

Current year additions to total intangible assets relate to preliminary purchase price allocations for acquisitions made in the six month period ended June 30, 2011. These allocations will be finalized by the end of the second quarter of 2012.

(7)  Debt

Notes payable and long-term debt consists of the following:

	June 30, 2011		December 31, 2010

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Notes payable
Commercial paper (1)	$ 116	0.1%	$ 139	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due March 7, 2012 (3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—

Total notes payable	116	0.1%	139	0.2%
Plus - current maturities of long-term debt	100	5.1%	100	5.1%

Total notes payable and current maturities of long-term debt	$ 216	2.4%	$ 239	2.3%

Long-term debt
Senior notes, due December 5, 2011 (6)	$ 100	5.1%	$ 100	5.1%
Senior notes, due November 1, 2020 (7)	300	3.4%	300	3.4%

Total	400	3.8%	400	3.8%
Less - current maturities	(100)	5.1%	(100)	5.1%

Total long-term debt	$ 300	3.4%	$ 300	3.4%

(1)	The Company has a $450 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At June 30, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $2,016 and 20.4 percent, respectively, at June 30, 2011.

(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $2,016 and 20.4 percent, respectively, at June 30, 2011.

(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($19) at June 30, 2011.

(4)	Sigma-Aldrich Japan KK has two credit facilities having a total commitment of 2 billion Japanese Yen ($25) with one facility due April 28, 2012 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at June 30, 2011.

(5)	There were no borrowings under these facilities which have total commitments in U.S. Dollar equivalents of $4 at June 30, 2011.

(6)	The Company, at its option, may redeem all or any portion of the $100 of 5.11 percent Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. Interest on the note is payable June 5 and December 5 of each year. Note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0 percent and an aggregate amount of all consolidated priority debt of no more than 30.0 percent of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 18.5 percent and 0.0 percent, respectively, at June 30, 2011.

(7)	On October 25, 2010, the Company issued $300 of 3.375 percent Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, on or after three months prior to the maturity date at a redemption price equal to 100 percent of the principal amount plus accrued interest.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At June 30, 2011, there were no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3 for the second quarters of both 2011 and 2010. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7 and $5 for the six months ended June 30, 2011 and 2010, respectively.

The fair value of long-term debt, including current maturities, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $385 and $384 at June 30, 2011 and December 31, 2010, respectively.

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

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was substantially complete at December 31, 2010.

The Company expects that an additional $3 of restructuring expense associated with these activities will be incurred during the remainder of 2011.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended
June 30, 2011	$2	$—	$2
June 30, 2010	2	1	3

Six months ended
June 30, 2011	$4	$1	$5
June 30, 2010	7	2	9

As of June 30, 2011
Cumulative restructuring costs for these programs	$27	$11	$38
Total expected restructuring costs	$29	$12	$41

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

	Employee Termination Benefits	Other Restructuring Costs	Total

Balance as of December 31, 2009	$2	$ 1	$ 3
Charges	18	6	24
Transferred to pension and other post- retirement benefit plans	(7)	0	(7)
Payments and other adjustments	(9)	(6)	(15)

Balance as of December 31, 2010	4	1	5
Charges	4	1	5
Payments and other adjustments	(2)	(1)	(3)

Balance as of June 30, 2011	$6	$ 1	$ 7

(9)  Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Weighted average shares
Basic shares	122	121	122	122
Effect of dilutive securities	2	2	2	1

Diluted shares	124	123	124	123

Potential common shares totaling 1 and 2 million were excluded from the calculation of weighted average shares for the three and six months ended June 30, 2010, respectively, because their effects were considered to be antidilutive. There were no potential common shares excluded from the calculation for the three or the six months ended June 30, 2011.

(10)  Comprehensive Income

Comprehensive income refers to net income adjusted by gains and losses that in conformity with U.S. GAAP are excluded from net income and are instead included in stockholders’ equity in the consolidated balance sheets. These items include cumulative translation adjustments, unrealized gains and losses, net of tax, on equity investments and pension and post-retirement benefit liability adjustments. For the Company, the difference between net income and comprehensive income is primarily attributable to adjustments arising from the translation of assets and liabilities of foreign operating units from their local currency to the U.S. Dollar.

For the three months ended June 30, 2011 and 2010, comprehensive income was $161 and $29, respectively. For the six months ended June 30, 2011 and 2010, comprehensive income was $330 and $85, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Research Essentials	$124	$107	$244	$219
Research Specialties	236	207	472	424
Research Biotech	94	83	190	174

Research Chemicals	454	397	906	817
SAFC	183	157	363	309

Total	$637	$554	$1,269	$1,126

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

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net sales to unaffiliated customers:
United States	$228	$207	$455	$409
Germany	63	56	124	114
International	346	291	690	603

Total	$637	$554	$1,269	$1,126

	June 30, 2011	December 31, 2010

Long-lived assets:
United States	$502	$496
International	322	294

Total	$824	$790

(12)  Share Repurchases

At both June 30, 2011 and December 31, 2010, the Company had repurchased a total of 96 million shares of an authorized repurchase of 100 million shares. The Company has 4 million remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, will depend upon market conditions and other factors. There were 122 million shares outstanding as of June 30, 2011.

(13)  Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended June 30, 2011 and 2010 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2011	2010	2011	2010	2011	2010

Service cost	$2	$1	$2	$1	$1	$1
Interest cost	2	2	3	2	—	—
Expected return on plan assets	(2)	(3)	(3)	(2)	—	—
Amortization	1	2	1	1	(1)	(1)

Net periodic benefit cost	$3	$2	$3	$2	$—	$—

The components of the net periodic benefit costs for the six months ended June 30, 2011 and 2010 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2011	2010	2011	2010	2011	2010

Service cost	$4	$3	$4	$3	$1	$1
Interest cost	4	4	5	4	1	1
Expected return on plan assets	(5)	(5)	(5)	(4)	—	—
Amortization	2	3	1	1	(1)	(1)

Net periodic benefit cost	$5	$5	$5	$4	$1	$1

Pension and post-retirement benefits and liabilities consisted of the following:

	June 30,	December 31,

	2011	2010

Retiree medical liability	$46	$46
Pension liability	74	67

Subtotal	120	113

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefits	$117	$110

The Company is not required to make a contribution to its U.S. pension plan in 2011. The Company contributed $3 to its international pension plans in the six months ended June 30, 2011. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2011.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $3 and $2 for the three months ended June 30, 2011 and 2010, respectively, and $5 for both the six months ended June 30, 2011 and 2010.

(14)  Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	June 30,	December 31,

	2011	2010

Other receivables	$ 25	$ 25
Prepaid expenses	36	30
Certificates of deposit	16	16
Other	7	6

Total other current assets	$ 84	$ 77

Other assets

Other assets are summarized as follows:

	June 30,	December 31,

	2011	2010

Other investments	$ 14	$ 16
Life insurance policies	25	22
Deferred taxes	32	39
Other non-current assets	26	21

Total other assets	$ 97	$ 98

Other current liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,

	2011	2010

Legal and professional	$ 6	$ 5
Pension and post-retirement	3	3
Freight	8	6
Other accrued expenses	61	55

Total other current liabilities	$ 78	$ 69

Other liabilities

Other liabilities are summarized as follows:

	June 30,	December 31,

	2011	2010

Deferred compensation	$ 32	$ 33
Non-current income taxes	22	25
Other non-current liabilities	12	11

Total other non-current liabilities	$ 66	$ 69

(15)  Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 199 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties have reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was filed with the Court on June 24, 2011. The settlement still must be approved by the Court.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, cash flows or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

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

(10)	exposure to litigation, including product liability claims,

(11)	the ability to maintain adequate quality standards,

(12)	reliance on third party package delivery services,

(13)	an unanticipated increase in interest rates,

(14)	other changes in the business environment in which the Company operates,

(15)	the outcome of the outstanding matters described in “Other Matters” below and

(16)	acquisitions or divestitures of businesses.

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

With over 60 percent of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates, the result is the defined impact of “changes in foreign currency exchange rates” or “changes in FX”. While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur later in 2011 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

OVERVIEW

Sigma-Aldrich Corporation (“the Company”) is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as components in pharmaceutical, diagnostic and other high technology manufacturing. The Company has a broad global customer base which includes commercial laboratories, pharmaceutical, industrial, diagnostics, biotechnology and electronics companies, universities, hospitals, governmental institutions and other non-profit organizations. Over one million scientists and technologists use our products. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States and internationally do impact demand from our customers. The Company operates in 40 countries and has 8,300 employees providing customer focused service worldwide.

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

Research Essentials, representing 19 percent of sales, provides customized, innovative solutions for our value conscious buyers. Research Specialties, representing 37 percent of sales, facilitates accelerated research by lab scientists through information as well as innovation in services and new products. Research Biotech, representing 15 percent of sales, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing 29 percent of sales, supports the manufacturing and development needs of commercial project managers through rapid delivery of custom products and services.

Highlights of our consolidated results for the three months ended June 30, 2011, are as follows:

•

Sales were $637, an increase of 15.0 percent compared to the same period last year. Excluding the impact of changes in foreign currency exchange rates and acquisitions, which increased sales by 7.8 percent and 1.6 percent, respectively, sales increased by 5.6 percent compared to the second quarter of 2010.

•	Operating income margin was 25.1 percent, down from 25.6 percent in the same period in 2010, due primarily to the impact of changes in foreign currency exchange rates and acquisitions.
•	Diluted income per share was $0.91, compared to $0.79 in 2010, a 15.2 percent increase compared to the same period in 2010.
•	Net cash provided by operating activities was $254 for the six months ended June 30, 2011,

a $7 increase over 2010’s first six months.
•	Total debt of $516 at June 30, 2011 declined $23 since December 31, 2010. Total net debt (debt less cash and cash equivalents) at June 30, 2011 declined $117 since December 31, 2010.

Significant factors that could affect our results and cash flows in the remaining months of fiscal year 2011 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;
•	We face significant competition, primarily as it relates to pricing, product selection and quality;
•	Foreign currency exchange rate fluctuations may adversely affect our business and our reported financial results;
•

Our sales and results of operations are dependent on the research and development spending patterns of our global customer base, including the pharmaceutical, biotechnology and diagnostic industries and governments and universities;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;
•	Our failure to achieve planned cost reductions in global supply chain initiatives;
•	The impact of any restructuring;
•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits;
•	The impact of general inflationary cost increases on our direct material and other costs and our ability to recover such increases through adjustments to our selling price; and
•	The impact of any acquisitions or divestitures of businesses.

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$637	$554	$1,269	$1,126
Cost of products sold	306	260	602	529

Gross profit	331	294	667	597

Selling, general and administrative expenses	151	132	299	266
Research and development expenses	18	17	36	33
Restructuring costs	2	3	5	9

Operating income	160	142	327	289
Interest, net	2	2	4	4

Income before income taxes	158	140	323	285
Provision for income taxes	45	43	91	88

Net income	$113	$97	$232	$197

Net income per share - Diluted	$0.91	$0.79	$1.87	$1.60

Net Sales

Net sales were $637 in the second quarter of 2011, up 15.0 percent from the second quarter of 2010. The effect of changes in foreign currency exchange rates increased sales by $43 or 7.8 percent. Our recent acquisitions of Cerilliant Corporation, Resource Technology Corporation and Vetec Quimica Fina Ltda, acquired in December 2010, February 2011 and May 2011, respectively, contributed another $9 or 1.6 percent to this sales growth. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased organically by $31 or 5.6 percent. Factors contributing to the organic growth included pricing which added 1.8 percent and volume which added 3.8 percent.

Net sales were $1,269 in the six months ended June 30, 2011, up 12.7 percent from the prior year period in 2010. The effect of changes in foreign currency exchange rates increased sales by $55, or 4.9 percent. Acquisitions contributed $15 or 1.3 percent to this sales growth. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased organically by $73 or 6.5 percent. Factors contributing to the organic growth included pricing which added 1.5 percent and volume which added 5.0 percent.

The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended June 30,

	2011	2010	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %

Research Essentials	$124	$107	$17	$ 9	$ 2	$ 6	5.6%
Research Specialties	236	207	29	17	6	6	2.9%
Research Biotech	94	83	11	7	—	4	4.9%
Total Research	454	397	57	33	8	16	4.1%
SAFC	183	157	26	10	1	15	9.6%
Total	$637	$554	$83	$ 43	$ 9	$ 31	5.6%

	Six Months Ended June 30,

	2011	2010	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %

Research Essentials	$244	$219	$25	$ 11	$ 2	$ 12	5.5%
Research Specialties	472	424	48	22	12	14	3.3%
Research Biotech	190	174	16	9	—	7	4.0%
Total Research	906	817	89	42	14	33	4.1%
SAFC	363	309	54	13	1	40	13.0%
Total	$1,269	$1,126	$143	$ 55	$ 15	$ 73	6.5%

Research Essentials total sales were $124 for the second quarter of 2011 compared to $107 during the same period last year. Organically, sales increased by $6 or 5.6 percent. Research Essentials total sales were $244 for the first half of 2011 compared to $219 during the same period last year. Organically, sales increased by $12 or 5.5 percent. The primary driver for the organic sales increase was higher volumes in the lab essentials product group for both the second quarter and first half of 2011 compared to the prior year.

Research Specialties total sales were $236 for the second quarter of 2011 compared to $207 during the same period last year. Organically, sales increased by $6 or 2.9 percent. The increase was concentrated primarily in our analytical and traditional chemistry and biochemistry products which increased $2, $1 and $1, respectively. All geographic regions contributed to this growth. Research Specialties total sales were $472 for the first half of 2011 compared to $424 during the same period last year. Organically, sales increased $14, or 3.3 percent. The increase was concentrated primarily in our analytical and traditional chemistry and biochemistry products which increased $6, $3 and $3, respectively. All geographic regions contributed to this growth.

Research Biotech total sales were $94 for the second quarter of 2011 compared to $83 during the same period last year. Organically sales increased by $4 or 4.9 percent. This increase was largely driven by higher demand for our biomolecule products, which include antibodies, amounting to $2 of the organic increase. Research Biotech total sales were $190 for the first half of 2011 compared to $174 during the same period last year. Organically, sales increased by $7 or 4.0 percent. This increase was largely driven by higher demand for our biomolecule products and our functional genomics products, which include our Zinc Finger nucleotide products, and collectively contributed $5 to the organic increase, respectively. All regions experienced improved demand over the prior year.

SAFC total sales were $183 and $363 for the second quarter and first six months of 2011 compared to $157 and $309 during the same periods last year. Organically, sales increased by $15 or 9.6 percent in the second quarter and $40 or 13.0 percent for the first six months as compared to the same period last year. The primary drivers for this increase were strong growth of materials and precursors for semi-conductor and light emitting diode applications in our Hitech business which added $4 in the second quarter and $9 for the first six months, growth in our industrial cell culture media business for biological drugs which added $8 in the second quarter and $19 for the first six months and growth in the sale of bulk chemical products for manufacturing in our supply solutions business which added $6 in the second quarter and $12 in the first six months.

Web-based sales through our award winning website during the three and six months ended June 30, 2011 increased by 2 percent over the same periods in 2010, respectively. Web-based sales were 50 percent of worldwide second quarter and first half 2011 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales.

Gross Profit and Expenses

Gross profit margin, selling, general and administrative expenses, research and development expenses, restructuring costs and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Gross profit margin	52.0%	53.1%	52.6%	53.0%
Selling, general & administrative	23.7%	23.8%	23.6%	23.6%
Research and development expenses	2.8%	3.1%	2.8%	2.9%
Restructuring costs	0.3%	0.5%	0.4%	0.8%
Operating income	25.1%	25.6%	25.8%	25.7%
Effective tax rate	28.5%	30.7%	28.2%	30.9%

Cost of products sold and gross profit

Cost of products sold represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of products sold for the three and six months ended June 30, 2011 were $306 and $602 compared to $260 and $529 for the same periods in the prior year, respectively. For the three months ended June 30, 2011, when compared to the prior year, changes in foreign currency exchange rates increased cost of products sold by $28, higher material, manufacturing and distribution expenses resulting from higher sales volumes and changes in product mix added $13 and acquisitions contributed $5. For the six months ended June 30, 2011, when compared to the prior year, the impact of changes in foreign currency exchange rates increased cost of products sold by $36. Cost of products sold further increased by $29 primarily due to higher material, manufacturing and distribution expenses resulting from higher sales volumes and changes in product mix. Acquisitions also contributed $8 to the overall increase. Total cost of products sold were 48.0 percent of sales for three months ended June 30, 2011 compared to 46.9 percent for the same period last year, producing a gross profit as a percentage of sales (“Gross Margin”) of 52.0 percent and 53.1 percent, respectively. Total cost of products sold were 47.4 percent of sales for six months ended June 30, 2011 compared to 47.0 percent for the same period last year, producing a gross profit as a percentage of sales (“Gross Margin”) of 52.6 percent and 53.0 percent, respectively.

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2011 compared to the same periods in 2010:

Contributing Factors	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Gross profit margin – three and six months ended June 30, 2010	53.1%	53.0%
Increases (decreases) to gross profit margin:
Currency	(1.2) %	(0.9) %
Sales volume/Product mix/Other	(0.5) %	—
Favorable pricing	0.8%	0.7%
Acquisitions	(0.2) %	(0.2) %

Gross profit margin – three and six months ended June 30, 2011	52.0%	52.6%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

SG&A	$ 151	$ 132	$ 299	$ 266
Percentage of Sales	23.7%	23.8%	23.6%	23.6%

The increase in SG&A expenses during the three months ended June 30, 2011 was due primarily to higher compensation costs of $3, $3 of added SG&A resulting from the new acquisitions and changes in foreign currency exchange rates which increased SG&A by $8. The increase in SG&A expenses during the first half of 2011 was due primarily to higher compensation costs of $5, increased legal and professional expenses of $5, higher travel and entertainment expenses of $2, $5 of added SG&A resulting from the new acquisitions and changes in foreign currency exchange rates which increased SG&A by $10.

As a percentage of sales for the three months ended June 30, 2011, SG&A was roughly unchanged compared to the previous period. SG&A as a percentage of sales for the six months ended June 30, 2011 remained unchanged compared to the first half of 2010.

Research and development (“R&D”) expenses

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

R&D	$ 18	$ 17	$ 36	$ 33
Percentage of Sales	2.8%	3.1%	2.8%	2.9%

Research and development expenses during both the second quarter and first half of 2011 as compared to the same periods in 2010 were up $1 and $3, respectively. As a percentage of sales, research and development expenses decreased due primarily to lower legal and professional expenses related to R&D activities during the three and six months ended June 30, 2011. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60 percent of total sales.

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

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was substantially complete at December 31, 2010.

The Company expects that an additional $3 of restructuring expense associated with these activities will be incurred during the remainder of 2011.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended
June 30, 2011	$ 2	$ —	$ 2
June 30, 2010	2	1	3

Six months ended
June 30, 2011	$ 4	$ 1	$ 5
June 30, 2010	7	2	9

As of June 30, 2011
Cumulative restructuring costs for these programs	$ 27	$ 11	$ 38
Total expected restructuring costs	$ 29	$ 12	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

Interest, net

Net interest expense was $2 for the second quarters of both 2011 and 2010, and was $4 for the first half of both 2011 and 2010. The weighted average interest rate for short-term borrowings during the three months ended June 30, 2011 was 0.2 percent on weighted average borrowings of $109 compared to a weighted average interest rate for short-term borrowings during the three months ended June 30, 2010 of 0.2 percent on weighted average borrowings of $349. The weighted average interest rate for short-term borrowings during the first half of 2011 was 0.2 percent on weighted average borrowings of $113 compared to a weighted average interest rate for short-term borrowings during the same period in 2010 of 0.2 percent on weighted average borrowings of $356.

Effective tax rate

The lower effective tax rate for the second quarter of 2011 of 28.5 percent when compared to 30.7 percent in the same period in 2010 is primarily attributable to benefits from favorable tax rates in foreign jurisdictions. The lower effective tax rate of 28.2 percent for the first half of 2011 when compared to 30.9 percent for the same period in 2010 is primarily due to the release of certain tax contingencies and a non-recurring income tax charge in 2010 related to the deduction of expenses reimbursed under Medicare Part D.

The effective tax rate for all of 2011 is expected to be 29 percent to 30 percent of pretax income.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Six Months Ended June 30,

	2011	2010

Net cash provided by (used in):

Operating activities	$254	$247
Investing activities	(122)	(41)
Financing activities	(63)	(110)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was $254, an increase of $7 compared to the same period in 2010. Higher net income of $35 during the six months ended June 30, 2011 compared to the comparable period in 2010 was partially offset by higher uses of cash for working capital, particularly inventory and accounts receivable.

The Company had approximately 6.5 months of inventory on hand at June 30, 2011, a slight increase from the 6.3 months at December 31, 2010 and on target with our plans for 2011. Accounts receivable days sales outstanding at June 30, 2011 were 48 days compared to 47 days at December 31, 2010.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2011 increased $81 compared to the same period in 2010. This increase was primarily due to increased acquisition activity of $75 in the first half of 2011 compared to $5 in 2010, and relates to our current year acquisitions of Vetec Quimica Fina Ltda and Resource Technology Corporation.

For 2011, capital spending is expected to be approximately $120.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2011 decreased $47 compared to the same period in 2010. This decrease is due primarily to share repurchases of $22 in the first half of 2011 compared to $56 in the same period in 2010. Lower repayments on short-term debt net of issuances of $23 in the six months ended June 30, 2011 compared to $34 in 2010 further contributed to the overall improvement.

Long-term debt excluding current maturities was $300 at June 30, 2011 and $300 at December 31, 2010. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders’ equity and total debt, was 18.5 percent and 21.4 percent at June 30, 2011 and December 31, 2010, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At both June 30, 2011 and December 31, 2010, the Company had repurchased a total of 96 million shares of an authorized repurchase of 100 million shares. The Company has 4 million remaining shares authorized for purchase; but, the timing and number of shares purchased, if any, will depend upon market conditions and other factors. There were 122 million shares outstanding as of June 30, 2011.

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

Contractual Obligations

At June 30, 2011, the Company had $116 of commercial paper outstanding and other debt of $100 with maturities of less than one year. The Company had long-term borrowings of $300, for a total decrease in all outstanding debt of $23 since December 31, 2010.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 294 lawsuits, of which 199 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a decision on coverage available under a U.S. federal government relief program. No definite date has been set for this decision. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion in a column at the Company’s Isotec facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties have reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was filed with the Court on June 24, 2011. The settlement still must be approved by the Court.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at June 30, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, cash flows or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At June 30, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business.

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

Interest Rates

At June 30, 2011, the Company’s outstanding debt represents 18.5 percent of total capitalization. Approximately 78 percent of the Company’s outstanding debt at June 30, 2011 is at fixed rates. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations or financial condition, including liquidity.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and stockholders’ equity. The impact of changes in foreign currency exchange rates increased diluted earnings per share by $0.03 and $0.04 for the three and six months ended June 30, 2011, respectively when compared to the same periods last year.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

Accordingly, the Company uses forward foreign currency exchange contracts to hedge the value of certain receivables and payables denominated in foreign currencies. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses. The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into these contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables, and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the contracts are in currencies such as the Euro, British pound and Indian rupee, management does not believe that a significant risk exists of contracts becoming unavailable in the global marketplace within the next 12 months.

Item 4.  Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

The information contained in Note 15 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the six months ended June 30, 2011:

Issuer Purchases of Equity Securities (share amounts in millions)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 – Jan 31, 2011	—	—	95.5	4.5
Feb 1, 2011 – Feb 28, 2011	0.3	$ 62.95	95.8	4.2
Mar 1, 2011 – Mar 31, 2011	—	—	95.8	4.2
Apr 1, 2011 – Apr 30, 2011	—	—	95.8	4.2
May 1, 2011 – May 31, 2011	—	—	95.8	4.2
Jun 1, 2011 – Jun 30, 2011	—	—	95.8	4.2
Total	0.3	$ 62.95	95.8	4.2

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 million shares under the existing repurchase program, bringing the total authorization to 100.0 million shares. The timing and number of shares purchased, if any, will depend on market conditions and other factors.

Item 6.  Exhibits

(a)	Exhibits

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3.a of Form 8-K filed May 3, 2011, Commission File number 0-8135.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By /s/ Michael F. Kanan	July 26, 2011
Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)