Form 10-Q
period 2011-09-30
SIGMA ALDRICH CORP
filed 2011-10-25
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 September 30, 2011

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

Yes       No   X

There were 120,438,430 shares of the Company’s $1.00 par value common stock outstanding on September 30, 2011.

Part I- FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales	$626	$563	$1,895	$1,689
Cost of products sold	293	265	895	794

Gross profit	333	298	1,000	895
Selling, general and administrative expenses	152	139	451	405
Research and development expenses	18	16	54	49
Restructuring costs	3	4	8	13
Impairment cost	—	7	—	7

Operating income	160	132	487	421
Interest, net	2	1	6	5

Income before income taxes	158	131	481	416
Provision for income taxes	41	38	132	126

Net income	$117	$93	$349	$290

Net income per share – Basic	$0.97	$0.77	$2.86	$2.40

Net income per share – Diluted	$0.95	$0.76	$2.84	$2.36

Weighted average number of shares outstanding – Basic	121	121	122	121

Weighted average number of shares outstanding – Diluted	123	123	123	123

Dividends per share	$0.18	$0.16	$0.54	$0.48

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

(in millions, except per share data)

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$643	$569
Accounts receivable, less allowance for doubtful accounts of $6 and $5, respectively	335	287
Inventories	658	606
Deferred taxes	59	62
Other	84	77

Total current assets	1,779	1,601

Property, plant and equipment, net of accumulated depreciation of $1,057 and $1,006, respectively	750	733
Goodwill, net	470	438
Intangibles, net	159	157
Other	92	98

Total assets	$3,250	$3,027

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$269	$239
Accounts payable	128	121
Payroll	79	71
Income taxes	31	31
Other	83	69

Total current liabilities	590	531

Long-term debt	300	300
Pension and post-retirement benefits	108	110
Deferred taxes	32	41
Other	65	69

Total liabilities	1,095	1,051

Stockholders’ equity:
Common stock, $1.00 par value; 300 shares authorized; 202 shares issued; 120 and 122 shares outstanding at September 30, 2011 and December 31, 2010, respectively	202	202
Capital in excess of par value	217	194
Common stock in treasury, at cost, 82 and 80 shares at September 30, 2011 and December 31, 2010, respectively	(2,168)	(2,051)
Retained earnings	3,820	3,536
Accumulated other comprehensive income	84	95

Total stockholders’ equity	2,155	1,976

Total liabilities and stockholders’ equity	$3,250	$3,027

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Nine Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net income	$349	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	69
Deferred income taxes	4	5
Stock-based compensation expense	13	15
Restructuring costs, net of payments	5	6
Impairment cost	—	7
Other	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(46)	(29)
Inventories	(45)	1
Accounts payable	6	4
Income taxes	(2)	(3)
Other, net	10	36

Net cash provided by operating activities	373	397

Cash flows from investing activities:
Capital expenditures	(73)	(65)
Purchases of short-term investments	(29)	(27)
Proceeds from sales of short-term investments	20	25
Proceeds from sales of property, plant and equipment	2	—
Acquisitions of businesses, net of cash acquired	(75)	(5)
Other, net	(3)	(2)

Net cash used in investing activities	(158)	(74)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	29	1
Repayment of long-term debt	—	(100)
Payment of dividends	(65)	(58)
Share repurchases	(134)	(76)
Proceeds from exercise of stock options	27	24
Excess tax benefits from stock-based payments	5	5

Net cash used in financing activities	(138)	(204)

Effect of exchange rate changes on cash	(3)	8

Net change in cash and cash equivalents	74	127

Cash and cash equivalents at January 1	569	373

Cash and cash equivalents at September 30	$643	$500

Supplemental disclosures of cash flow information:

Income taxes paid	$125	$119
Interest paid, net of capitalized interest	$6	$7

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

(in millions, except share and per share data)

(1)  Basis of Presentation

Sigma-Aldrich Corporation (the “Company”), headquartered in St. Louis, Missouri, develops, manufactures, purchases and distributes a broad range of high quality biochemicals and organic chemicals throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the United States Securities & Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to consolidated financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

(2)  Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3)  New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles— Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

(4)  Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three and nine months ended September 30, 2011.

(5)  Inventories

The principal categories of inventories are:

	September 30, 2011	December 31, 2010

Finished goods	$542	$507
Work in process	29	24
Raw materials	87	75

Total	$658	$606

(6)  Intangible Assets

The Company’s amortizable and unamortizable intangible assets at September 30, 2011 and December 31, 2010 are as follows:

	Cost		Accumulated Amortization

	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010

Amortizable intangible assets:
Patents	$14	$14	$7	$7
Licenses	41	40	12	9
Customer relationships	132	123	42	36
Technical knowledge	24	22	11	9
Other	25	23	15	13

Total amortizable intangible assets	$236	$222	$87	$74

Unamortizable intangible assets:

Goodwill	$496	$464	$26	$26

Trademarks and trade names	18	17	8	8
Total unamortizable intangible assets	$514	$481	$34	$34

The Company recorded amortization expense of $4 and $3 for the three months ended September 30, 2011 and 2010, respectively, related to amortizable intangible assets. For the nine months ended September 30, 2011 and 2010, the Company recorded amortization expense of $13 and $10, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $14 to $17 from 2011 through 2015.

The change in the net goodwill for the nine months ended September 30, 2011 is as follows:

Balance at December 31, 2010	$438
Acquisitions	33
Impact of foreign currency exchange rates	(1)

Balance at September 30, 2011	$470

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

Current year additions to total intangible assets relate to preliminary purchase price allocations for acquisitions made in the nine month period ended September 30, 2011. These allocations will be finalized within one year from the date of acquisition.

(7)  Debt

Notes payable and long-term debt consists of the following:

	September 30, 2011		December 31, 2010

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Notes payable
Commercial paper (1)	$ 169	0.1%	$ 139	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due March 7, 2012 (3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—

Total notes payable	169	0.1%	139	0.2%
Plus - current maturities of long-term debt	100	5.1%	100	5.1%

Total notes payable and current maturities of long-term debt	$ 269	2.0%	$ 239	2.3%

Long-term debt
Senior notes, due December 5, 2011 (6)	$ 100	5.1%	$ 100	5.1%
Senior notes, due November 1, 2020 (7)	300	3.4%	300	3.4%

Total	400	3.8%	400	3.8%
Less - current maturities	(100)	5.1%	(100)	5.1%

Total long-term debt	$ 300	3.4%	$ 300	3.4%

(1)	The Company has a $450 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At September 30, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $2,008 and 22.1 percent, respectively, at September 30, 2011.

(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $2,008 and 22.1 percent, respectively, at September 30, 2011.

(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($17) at September 30, 2011.

(4)	Sigma-Aldrich Japan KK has two credit facilities having a total commitment of 2 billion Japanese Yen ($26) with one facility due April 28, 2012 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at September 30, 2011.

(5)	There were no borrowings under these facilities which have total commitments in U.S. Dollar equivalents of $3 at September 30, 2011.

(6)	The Company, at its option, may redeem all or any portion of the $100 of 5.11 percent Senior Notes by notice to the holder and by paying a make whole amount to the holder as compensation for loss of future interest income. Interest on the note is payable June 5 and December 5 of each year. The note agreement contains financial covenants that require a ratio of consolidated debt to total capitalization of no more than 60.0 percent and an aggregate amount of all consolidated priority debt of no more than 30.0 percent of consolidated net worth. The Company’s consolidated debt as a percentage of total capitalization and consolidated priority debt as a percentage of total consolidated net worth were, as defined in the respective agreement, 20.9 percent and 0.0 percent, respectively, at September 30, 2011.

(7)	On October 25, 2010, the Company issued $300 of 3.375 percent Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, on or after three months prior to the maturity date at a redemption price equal to 100 percent of the principal amount plus accrued interest.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At September 30, 2011, there were no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3 and $2 for the three months ended September 2011 and 2010, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $10 and $7 for the nine months ended September 30, 2011 and 2010, respectively.

The fair value of long-term debt, including current maturities, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $407 and $384 at September 30, 2011 and December 31, 2010, respectively.

(8)  Restructuring

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. As of September 30, 2011, all exit activities are substantially complete and all restructuring expenses have substantially been incurred. These exit activities impacted approximately 240 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was substantially complete at December 31, 2010.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended
September 30, 2011	$2	$1	$3
September 30, 2010	2	2	4

Nine months ended
September 30, 2011	$6	$2	$8
September 30, 2010	9	4	13

As of September 30, 2011
Cumulative restructuring costs for these programs	$29	$12	$41
Total expected restructuring costs	$29	$12	$41

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

	Employee Termination Benefits	Other Restructuring Costs	Total

Balance as of December 31, 2009	$2	$ 1	$ 3
Charges	18	6	24
Transferred to pension and other post-retirement benefit plans	(7)	—	(7)
Payments and other adjustments	(9)	(6)	(15)

Balance as of December 31, 2010	4	1	5
Charges	6	2	8
Payments and other adjustments	(4)	(2)	(6)

Balance as of September 30, 2011	$6	$ 1	$ 7

(9)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Weighted average shares
Basic shares	121	121	122	121
Effect of dilutive securities	2	2	1	2

Diluted shares	123	123	123	123

Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the nine months ended September 30, 2010, because their effects were considered to be antidilutive. There were no potential common shares excluded from the calculation for the three months ended September 30, 2011 or the three and the nine months ended September 30, 2010.

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

For the three months ended September 30, 2011 and 2010, comprehensive income was $8 and $212, respectively. For the nine months ended September 30, 2011 and 2010, comprehensive income was $338 and $297, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Research Essentials	$121	$105	$365	$324
Research Specialties	231	207	703	631
Research Biotech	94	84	284	258

Research Chemicals	446	396	1,352	1,213
SAFC	180	167	543	476

Total	$626	$563	$1,895	$1,689

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions and allocate resources. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical support, the e-commerce infrastructure, including the Company’s website, purchasing and inventory control as well as share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs that reward performance based upon consolidated Company results for sales growth, operating income, free cash flow and return on equity. Business Unit Presidents also have a component of their compensation program based on their respective business unit sales growth, in addition to consolidated sales growth. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales to unaffiliated customers:
United States	$226	$214	$681	$623
Germany	60	56	184	170
Other International	340	293	1,030	896

Total	$626	$563	$1,895	$1,689

	September 30, 2011	December 31, 2010

Long-lived assets:
United States	$499	$496
International	311	294

Total	$810	$790

(12)  Share Repurchases

At September 30, 2011 and December 31, 2010, the Company had repurchased a total of 98 and 96 million shares, respectively, of an authorized repurchase of 100 million shares. The Company had 2 million remaining shares authorized for purchase at September 30, 2011, for which the authorization expired on October 20, 2011. The timing and number of additional shares authorized and purchased, if any, will depend upon extension of the authorization by the Board of Directors, as well as market conditions and other factors. There were 120 million shares outstanding as of September 30, 2011.

(13)  Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended September 30, 2011 and 2010 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2011	2010	2011	2010	2011	2010

Service cost	$2	$2	$2	$2	$—	$—
Interest cost	2	2	1	3	1	1
Expected return on plan assets	(3)	(2)	(2)	(3)	—	—
Amortization	1	1	1	0	—	—

Net periodic benefit cost	$2	$3	$2	$2	$1	$1

The components of the net periodic benefit costs for the nine months ended September 30, 2011 and 2010 are as follows:

	Pension Plans				Post-Retirement

	United States		International		Medical Benefit Plans

	2011	2010	2011	2010	2011	2010

Service cost	$6	$5	$6	$5	$1	$1
Interest cost	6	6	6	7	2	2
Expected return on plan assets	(8)	(7)	(7)	(7)	—	—
Amortization	3	4	2	1	(1)	(1)

Net periodic benefit cost	$7	$8	$7	$6	$2	$2

Pension and post-retirement benefits and liabilities consisted of the following:

	September 30,	December 31,

	2011	2010

Retiree medical liability	$47	$46
Pension liability	65	67

Subtotal	112	113

Less: current portion (included in other current liabilities)	(4)	(3)

Pension and post-retirement benefits	$108	$110

The Company contributed $6 to its international pension plans in the nine months ended September 30, 2011. While the Company is not required to make any contribution to its U.S. pension plan in 2011, the Company contributed $8 to its U.S. pension plan in the nine months ended September 30, 2011. The Company does not expect to make any additional payments to its defined benefit pension plans in 2011.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2 for the three months ended September 30, 2011 and 2010, respectively, and $7 for the nine months ended September 30, 2011 and 2010, respectively.

(14)  Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	September 30,	December 31,

	2011	2010

Other receivables	$ 26	$ 25
Prepaid expenses	27	30
Certificates of deposit	23	16
Other	8	6

Total other current assets	$ 84	$ 77

Other assets

Other assets are summarized as follows:

	September 30,	December 31,

	2011	2010

Other investments	$ 12	$ 16
Life insurance policies	25	22
Deferred taxes	30	39
Other non-current assets	25	21

Total other assets	$ 92	$ 98

Other current liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,

	2011	2010

Legal and professional	$ 6	$ 5
Pension and post-retirement	3	3
Freight	7	6
Other accrued expenses	67	55

Total other current liabilities	$ 83	$ 69

Other liabilities

Other liabilities are summarized as follows:

	September 30,	December 31,

	2011	2010

Deferred compensation	$ 31	$ 33
Non-current income taxes	23	25
Other non-current liabilities	11	11

Total other non-current liabilities	$ 65	$ 69

(15)  Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 302 lawsuits, of which 231 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a U.S. Supreme Court decision on coverage available under a U.S. federal government relief program, which issued in favor of the vaccine manufacturers earlier this year. The U.S. Supreme Court decision, along with a decision by the Special Masters of the United States Court of Federal Claims (the “Vaccine Court”), finding that there was no credible or scientific evidence that the product identified in the lawsuits and claims was associated with any of the identified disorders, has resulted in the withdrawal of counsel in many of the remaining cases, and many of those cases have pending motions to dismiss for lack of prosecution. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion at the Company’s facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties have reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was filed with the Court on June 24, 2011. The settlement still must be approved by the Court.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, cash flows or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

(in millions, except share and per share data)

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

(5)	failure of planned sales initiatives in our Research and SAFC Businesses,

(6)	dependence on uninterrupted manufacturing operations,

(7)	failure to achieve planned cost reductions in global supply chain initiatives and restructuring actions,

(8)	changes in the regulatory environment in which the Company operates,

(9)	changes in worldwide tax rates or tax benefits from domestic and international operations, including any matters described in Note 4 of this Quarterly Report on Form 10-Q and in Note 10 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2010,

(10)	exposure to litigation, including product liability claims,

(11)	the ability to maintain adequate quality standards,

(12)	reliance on third party package delivery services,

(13)	an unanticipated increase in interest rates,

(14)	other changes in the business environment in which the Company operates,

(15)	the outcome of the outstanding matters described in “Other Matters” below, and

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

OVERVIEW

Sigma-Aldrich Corporation (“the Company”) is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as components in pharmaceutical, diagnostic and other high technology manufacturing. The Company has a broad global customer base which includes commercial laboratories, pharmaceutical, industrial, diagnostics, biotechnology and electronics companies, universities, hospitals, governmental institutions and other non-profit organizations. Over one million scientists and technologists use our products. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States and internationally do impact demand from our customers. The Company operates in 40 countries and has 8,300 employees worldwide.

The Company has four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC. The units are closely interrelated in their activities and share services such as order entry, billing, technical support, the e-commerce infrastructure, including the Company’s website, purchasing and inventory control as well as share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology.

Research Essentials, representing 19 percent of sales for the nine months ended September 30, 2011, provides customized, innovative solutions for our value conscious buyers. Research Specialties, representing 37 percent of sales for the nine months ended September 30, 2011, facilitates accelerated research by lab scientists through information as well as innovation in services and new products. Research Biotech, representing 15 percent of sales for the nine months ended September 30, 2011, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing 29 percent of sales for the nine months ended September 30, 2011 supports the manufacturing and development needs of commercial project managers through rapid delivery of custom products and services.

Highlights of our consolidated results for the three months ended September 30, 2011, are as follows:

•

Net sales were $626, an increase of 11.2 percent compared to the same period last year. Excluding the impact of changes in foreign currency exchange rates and acquisitions, which increased sales by 5.3 percent and 2.3 percent, respectively, sales increased by 3.6 percent compared to the third quarter of 2010.

•

Operating income margin (operating income as a percentage of sales) was 25.6 percent, up from 23.4 percent in the same period in 2010, due primarily to changes in foreign currency exchange rates, favorable mix and pricing.

•	Diluted income per share was $0.95, compared to $0.76 in 2010, a 25.0 percent increase compared to the same period in 2010.
•	Net cash provided by operating activities was $373 for the nine months ended September 30, 2011, a $24 decrease over 2010’s first nine months.
•	Total debt of $569 at September 30, 2011 increased $30 since December 31, 2010. Total net debt (debt less cash and cash equivalents) at September 30, 2011 declined $44 since December 31, 2010.

Significant factors that could affect our results and cash flows in the remaining months of fiscal year 2011 include:

•	Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business;
•	We face significant competition, primarily as it relates to pricing, product selection and quality;
•	Foreign currency exchange rate fluctuations may adversely affect our business and our reported financial results;
•

Our sales and results of operations are dependent on the research and development spending patterns of our global customer base, including the pharmaceutical, biotechnology and diagnostic industries and governments and universities. There is uncertainty as to the amount of funding, especially from governments, that will be available to our customers in the near term;

•	Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations;
•	Our failure to achieve planned cost reductions in global supply chain initiatives;
•	The impact of any restructuring;
•	Changes in worldwide tax rates or tax benefits may impact our tax expense and our profits;
•	The impact of general inflationary cost increases on our direct material and other costs and our ability to recover such increases through adjustments to our selling price; and
•	The impact of any acquisitions or divestitures of businesses.

Results of Operations

The following is a summary of our financial results (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$626	$563	$1,895	$1,689
Cost of products sold	293	265	895	794

Gross profit	333	298	1,000	895

Selling, general and administrative expenses	152	139	451	405
Research and development expenses	18	16	54	49
Restructuring costs	3	4	8	13
Impairment cost	—	7	—	7

Operating income	160	132	487	421
Interest, net	2	1	6	5

Income before income taxes	158	131	481	416
Provision for income taxes	41	38	132	126

Net income	$117	$93	$349	$290

Net income per share - Diluted	$0.95	$0.76	$2.84	$2.36

Net Sales

Net sales were $626 in the third quarter of 2011, up 11.2 percent from the third quarter of 2010. The effect of changes in foreign currency exchange rates increased sales by $30 or 5.3 percent. Our recent acquisitions of Cerilliant Corporation, Resource Technology Corporation and Vetec Quimica Fina Ltda, acquired in December 2010, February 2011 and May 2011, respectively, contributed another $13 or 2.3 percent to this sales growth. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased organically by $20 or 3.6 percent. Factors contributing to the organic growth included pricing which added 1.9 percent and volume which added 1.7 percent.

Net sales were $1,895 in the nine months ended September 30, 2011, up 12.2 percent from the prior year period in 2010. The effect of changes in foreign currency exchange rates increased sales by $85, or 5.0 percent. Acquisitions contributed $28 or 1.7 percent to this sales growth. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased organically by $93 or 5.5 percent. Factors contributing to the organic growth included pricing which added 1.6 percent and volume which added 3.9 percent.

The Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended September 30,

	2011	2010	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %

Research Essentials	$121	$105	$16	$ 6	$ 4	$ 6	5.7%
Research Specialties	231	207	24	12	7	5	2.4%
Research Biotech	94	84	10	5	—	5	5.9%
Total Research	446	396	50	23	11	16	4.0%
SAFC	180	167	13	7	2	4	2.4%
Total	$626	$563	$63	$ 30	$ 13	$ 20	3.6%

	Nine Months Ended September 30,

	2011	2010	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %

Research Essentials	$365	$324	$41	$ 17	$ 6	$ 18	5.6%
Research Specialties	703	631	72	34	19	19	3.0%
Research Biotech	284	258	26	14	—	12	4.7%
Total Research	1,352	1,213	139	65	25	49	4.0%
SAFC	543	476	67	20	3	44	9.3%
Total	$1,895	$1,689	$206	$ 85	$ 28	$ 93	5.5%

Research Essentials total sales were $121 for the third quarter of 2011 compared to $105 during the same period last year. Organically, sales increased by $6 or 5.7 percent. Research Essentials total sales were $365 for the nine months ended September 30, 2011 compared to $324 during the same period last year. Organically, sales increased by $18 or 5.6 percent. The primary driver for the organic sales increase was higher volumes in the lab essentials product group for both the third quarter and first nine months of 2011 compared to the prior year.

Research Specialties total sales were $231 for the third quarter of 2011 compared to $207 during the same period last year. Organically, sales increased by $5 or 2.4 percent. The increase was concentrated primarily in our traditional chemistry, biochemistry and analytical products which increased $2, $2 and $1, respectively.

Research Specialties total sales were $703 for the nine months ended September 30, 2011 compared to $631 during the same period last year. Organically, sales increased $19, or 3.0 percent. The increase was also concentrated primarily in our analytical, traditional chemistry and biochemistry products which increased $7, $6 and $5, respectively.

Research Biotech total sales were $94 for the third quarter of 2011 compared to $84 during the same period last year. Organically sales increased by $5 or 5.9 percent. Research Biotech total sales were $284 for the nine months ended September 30, 2011 compared to $258 during the same period last year. Organically, sales increased by $12 or 4.7 percent. The primary driver for the organic sales increase was higher volumes of our biomolecule products, which include antibodies, our functional genomics products, which include our Zinc Finger nucleotide products, and cell and cell based assay products. Collectively, these product lines contributed $4 and $10, respectively, to the organic increases in both the third quarter and first nine months of 2011 compared to the prior year.

SAFC total sales were $180 and $543 for the third quarter and first nine months of 2011 compared to $167 and $476 during the same periods last year. Organically, sales increased by $4 or 2.4 percent in the third quarter primarily as a result of growth in our industrial cell culture media business used by our customers in the production of biological drugs. Growth for the first nine months as compared to the same period last year amounted to $44 or 9.3 percent. The primary drivers for this increase were higher sales of industrial cell culture media of $21, growth in the sale of bulk chemical products for manufacturing in our supply solutions business of $13 and higher demand of materials and precursors for semi-conductor and light emitting diode applications in our Hitech business of $10.

Web-based sales during the three and nine months ended September 30, 2011 increased by 1 and 2 percent over the same periods in 2010, respectively. Web-based sales were 50 percent of worldwide third quarter and the first nine months of 2011 Research Chemical (Research Essentials, Research Specialties and Research Biotech) sales.

Gross Profit Margin and Expenses

Gross profit margin, selling, general and administrative expenses, research and development expenses, restructuring costs and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Gross profit margin	53.2%	52.9%	52.8%	53.0%
Selling, general & administrative	24.3%	24.7%	23.8%	24.0%
Research and development expenses	2.9%	2.8%	2.9%	2.9%
Restructuring costs	0.4%	0.7%	0.4%	0.8%
Impairment cost	—	1.3%	—	0.4%
Operating income	25.6%	23.4%	25.7%	24.9%
Effective tax rate	25.9%	29.0%	27.4%	30.3%

Cost of products sold and gross profit

Cost of products sold represents direct and indirect materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of products sold for the three and nine months ended September 30, 2011 were $293 and $895 compared to $265 and $794 for the same periods in the prior year, respectively. For the three months ended September 30, 2011, when compared to the prior year, changes in foreign currency exchange rates increased cost of products sold by $12, higher material, manufacturing and distribution expenses resulting partially from higher sales volumes, and changes in product mix added $8 and acquisitions contributed $8. For the nine months ended September 30, 2011, when compared to the prior year, changes in foreign currency exchange rates increased cost of products sold by $48. Cost of products sold further increased by $37 primarily due to higher material, manufacturing and distribution expenses resulting partially from higher sales volumes and changes in product mix. Acquisitions also contributed $16 to the overall increase. Total cost of products sold were 46.8 percent of sales for three months ended September 30, 2011 compared to 47.1 percent for the same period last year, producing a gross profit as a percentage of sales (“Gross Profit Margin”) of 53.2 percent and 52.9 percent, respectively. Total cost of products sold were 47.2 percent of sales for nine months ended September 30, 2011 compared to 47.0 percent for the same period last year, producing a gross profit margin of 52.8 percent and 53.0 percent, respectively.

The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2011 compared to the same periods in 2010:

Contributing Factors	Three Months Ended September 30,	Nine Months Ended September 30,

Gross profit margin – three and nine months ended September 30, 2010	52.9%	53.0%
Increases (decreases) to gross profit margin:
Changes in foreign currency exchange rates	0.5%	(0.4) %
Sales volume/Product mix/Other	(0.6) %	(0.4) %
Favorable pricing	0.8%	0.7%
Acquisitions	(0.4) %	(0.1) %

Gross profit margin – three and nine months ended September 30, 2011	53.2%	52.8%

Selling, general and administrative (“SG&A”) expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

SG&A	$ 152	$ 139	$ 451	$ 405
Percentage of Sales	24.3%	24.7%	23.8%	24.0%

The increase in SG&A expenses during the three months ended September 30, 2011 was due primarily to changes in foreign currency exchange rates which increased SG&A by $7 and new acquisitions adding $4 of SG&A. The increase in SG&A expenses during the first nine months of 2011 was due primarily to changes in foreign currency exchange rates which increased SG&A by $17, higher SG&A resulting from the new acquisitions of $9, higher compensation costs of $6, and higher legal and professional services of $5.

As a percentage of sales for the three and nine months ended September 30, 2011, SG&A was largely unchanged compared to the respective previous periods.

Research and development (“R&D”) expenses

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

R&D	$ 18	$ 16	$ 54	$ 49
Percentage of Sales	2.9%	2.8%	2.9%	2.9%

Research and development expenses during both the third quarter and first nine months ended September 30, 2011 as compared to the same periods in 2010 were up $2 and $5, respectively. The increase in R&D during the three months ended September 30, 2011 was due primarily to higher compensation costs of $1. The increase in R&D during the first nine months of 2011 was due primarily to higher compensation costs of $2, $1 of added R&D resulting from the new acquisitions and changes in foreign currency exchange rates which increased R&D by $1.

As a percentage of sales for the three and nine months ended September 30, 2011, R&D was roughly unchanged compared to the respective previous period. Research and development expenses relate primarily to efforts to add new manufactured products. Manufactured products currently account for approximately 60 percent of total sales.

Restructuring costs

In the fourth quarter of 2009 the Company committed to a restructuring plan that includes exit activities at five manufacturing sites in the U.S. and Europe. As of September 30, 2011, all exit activities are substantially complete and all restructuring expenses have substantially been incurred. These exit activities impacted approximately 240 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was substantially complete at December 31, 2010.

The following provides a summary of restructuring costs by period indicated and total expected restructuring costs:

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended
September 30, 2011	$ 2	$ 1	$ 3
September 30, 2010	2	2	4

Nine months ended
September 30, 2011	$ 6	$ 2	$ 8
September 30, 2010	9	4	13

As of September 30, 2011
Cumulative restructuring costs for these programs	$ 29	$ 12	$ 41
Total expected restructuring costs	$ 29	$ 12	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of the assets impacted by these restructuring activities.

Impairment Cost

Impairment cost of $7 was recorded for the three and nine months ended September 30, 2010 to reflect an other-than-temporary impairment of long-term investment as a result of the net realizable value being less than the carrying cost. There was no impairment cost for the three or nine months ended September 30, 2011.

Interest, net

Net interest expense was $2 and $1 for the third quarter of 2011 and 2010, and was $6 and $5 for the first nine months of 2011 and 2010. The weighted average interest rate for total debt during the three months ended September 30, 2011 was 3.0 percent on weighted average debt of $518 compared to a weighted average interest rate for total debt during the three months ended September 30, 2010 of 2.3 percent on weighted average debt of $506. The weighted average interest rate for total debt during the first nine months of 2011 was 3.0 percent on weighted average debt of $515 compared to a weighted average interest rate for total debt during the same period in 2010 of 2.4 percent on weighted average debt of $538.

Effective tax rate

The effective tax rate for the third quarter of 2011 was 25.9 percent compared to 29.0 percent in the same period in 2010, and was 27.4 percent for the first nine months of 2011 compared to 30.3 percent for the same period in 2010. The lower effective tax rate for the three and nine months ended September 30, 2011 when compared to the comparable periods in 2010 is attributable to a benefit from certain net operating losses and an increased benefit from the release of tax contingencies resulting from statute of limitation closures. These benefits were partially offset by a reduction of the proportion of income in foreign jurisdictions with lower tax rates.

The effective tax rate for the full year of 2011 is expected to be 28 percent to 29 percent of pretax income.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Nine Months Ended September 30,

	2011	2010

Net cash provided by (used in):

Operating activities	$373	$397
Investing activities	(158)	(74)
Financing activities	(138)	(204)

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2011 was $373, a decrease of $24 compared to the same period in 2010. Higher net income of $59 during the nine months ended September 30, 2011 compared to the comparable period in 2010 was exceeded by use of cash for working capital, particularly inventory and accounts receivable.

The Company had approximately 6.3 months of inventory on hand at both September 30, 2011 and December 31, 2010, and is on target with our plans for 2011. Accounts receivable days sales outstanding at September 30, 2011 were 49 days compared to 47 days at December 31, 2010.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 increased $84 compared to the same period in 2010. This increase was primarily due to increased use of cash for acquisitions of $75 in the first nine months of 2011 compared to $5 in 2010. Cash used for capital expenditures increased $8 in the first nine months of 2011 compared to the same period in 2010.

For 2011, capital spending is expected to be approximately $120.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2011 decreased $66 compared to the same period in 2010. This net decrease is due primarily to a repayment of long-term debt of $100 in 2010 coupled with increased issuances of short-term debt of $28 in 2011. The Company also used cash of $134 to repurchase shares compared to $76 in the same period last year.

Long-term debt excluding current maturities was $300 at both September 30, 2011 and December 31, 2010. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders’ equity and total debt, was 20.9 percent and 21.4 percent at September 30, 2011 and December 31, 2010, respectively. For a description of the Company’s material debt covenants, see Note 7 to the consolidated financial statements included in Part 1, Item 1 of this Report.

Share Repurchases

At September 30, 2011 and December 31, 2010, the Company had repurchased a total of 98 and 96 million shares, respectively, of an authorized repurchase of 100 million shares. The Company had 2 million remaining shares authorized for purchase at September 30, 2011, for which the authorization expired on October 20, 2011. The timing and number of additional shares authorized and purchased, if any, will depend upon extension of the authorization by the Board of Directors, as well as market conditions and other factors. There were 120 million shares outstanding as of September 30, 2011.

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

Contractual Obligations

At September 30, 2011, the Company had $169 of commercial paper outstanding and other debt of $100 with maturities of less than one year. The Company had long-term borrowings of $300, for a total increase in all outstanding debt of $30 since December 31, 2010.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2011.

In one group of lawsuits and claims, the Company provided a product for use in research activities in developing various vaccines at pharmaceutical companies. The Company, together with other manufacturers and distributors offering the same product and several pharmaceutical companies, has been named as a defendant and served in 302 lawsuits, of which 231 lawsuits have been dismissed to date. Several of the outstanding suits have been stayed by various state and federal courts pending a U.S. Supreme Court decision on coverage available under a U.S. federal government relief program, which issued in favor of the vaccine manufacturers earlier this year. The U.S. Supreme Court decision, along with a decision by the Special Masters of the United States Court of Federal Claims (the “Vaccine Court”), finding that there was no credible or scientific evidence that the product identified in the lawsuits and claims was associated with any of the identified disorders has resulted in the withdrawal of counsel in many of the remaining cases, and many of those cases have pending motions to dismiss for lack of prosecution. In all cases, the Company believes its products in question were restricted to research use and that proper information for safe use of the products was provided to the customer.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion at the Company’s facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties have reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was filed with the Court on June 24, 2011. The settlement still must be approved by the Court.

The Company believes its reserves and insurance are sufficient to provide for claims outstanding at September 30, 2011. While the outcome of the current claims cannot be predicted with certainty, the possible outcome of the claims is reviewed at least quarterly and reserves adjusted as deemed appropriate based on these reviews. Based on current information available, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its consolidated financial condition, results of operations, cash flows or liquidity. Future claims related to the use of these categories of products may not be covered in full by the Company’s insurance program.

At September 30, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5, Note 6, Note 8 and Note 14, respectively, to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated in Note 7 and Note 13 of this Quarterly Report on Form 10-Q.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At September 30, 2011, the Company’s outstanding debt represents 20.9 percent of total capitalization. Approximately 70 percent of the Company’s outstanding debt at September 30, 2011 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations or financial condition, including liquidity.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and stockholders’ equity. The impact of changes in foreign currency exchange rates increased diluted earnings per share by $0.07 and $0.11 for the three and nine months ended September 30, 2011, respectively when compared to the same periods last year.

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

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the contracts are in currencies such as the Euro, British pound and Israel Shekel, management does not believe that a significant risk exists of contracts becoming unavailable in the global marketplace within the next 12 months.

ITEM 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

The information contained in Note 15 - Contingent Liabilities and Commitments - to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the information about share repurchases for the nine months ended September 30, 2011:

Issuer Purchases of Equity Securities (share amounts in millions)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2011 – Jan 31, 2011	—	—	95.5	4.5
Feb 1, 2011 – Feb 28, 2011	0.3	$ 62.95	95.8	4.2
Mar 1, 2011 – Mar 31, 2011	—	—	95.8	4.2
Apr 1, 2011 – Apr 30, 2011	—	—	95.8	4.2
May 1, 2011 – May 31, 2011	—	—	95.8	4.2
Jun 1, 2011 – Jun 30, 2011	—	—	95.8	4.2
Jul 1, 2011 – Jul 31, 2011	—	—	95.8	4.2
Aug 1, 2011 – Aug 31, 2011	1.5	61.80	97.3	2.7
Sep 1, 2011 – Sep 30, 2011	0.3	62.42	97.6	2.4
Total	2.1	$ 62.07	97.6	2.4

On October 20, 2008 the Board of Directors authorized the repurchase of an additional 10.0 million shares under the existing repurchase program, bringing the total authorization to 100.0 million shares. The authorization for all remaining shares to be purchased expired on October 20, 2011. The timing and number of additional shares authorized and purchased, if any, will depend on extension of the authorization by the Board of Directors, as well as market conditions and other factors.

ITEM 6. Exhibits

Exhibit Number	Description

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3.a of Form 8-K filed May 6, 2011, Commission File number 0-8135.

(b) By-Laws, as amended - Incorporated by reference to Exhibit 3(a) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

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

SIGMA-ALDRICH CORPORATION

(Registrant)

By /s/ Michael F. Kanan	October 25, 2011
Michael F. Kanan, Vice President and Corporate Controller	Date
(on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3 (a) Certificate of Incorporation, as Amended – Incorporated by reference to Exhibit 3.a of Form 8-K filed May 6, 2011, Commission File number 0-8135.

(b) By-Laws, as amended - Incorporated by reference to Exhibit 3(a) of Form 8-K filed February 14, 2011, Commission File Number 0-8135.

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