Form 10-K
period 2011-12-31
SIGMA ALDRICH CORP
filed 2012-02-13
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-8135

SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 314-771-5765

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00 par value	NASDAQ
Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant:

$8,846,907,730	June 30, 2011
Value	Date of Valuation

Number of shares of the registrant’s common stock, $1.00 par value, outstanding as of January 31, 2012 was 120,732,849.

The following documents are incorporated by reference in the Parts of Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated

Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2012 Annual Meeting of Shareholders to be held on May 1, 2012	Part III

- i -

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) may be deemed to include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including financial, business environment and projections, as well as statements that are preceded by, followed by, or that include the words “believes,” “can,” “expects,” “plans,” “anticipates,” “should” or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, the Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements with respect to Sigma-Aldrich Corporation’s (the “Company,” “we,” “us” or “our”) expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters, as well as the information included in Item 7 of Part II of this Report - Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2012 Outlook. These statements are based on assumptions regarding the Company operations, investments and acquisitions and conditions in the markets the Company serves.

The Company believes these assumptions are reasonable and well founded. The statements in this Report are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as:

(1)	global economic conditions;

(2)	changes in pricing and the competitive environment and the global demand for the Company’s products;

(3)	fluctuations in foreign currency exchange rates;

(4)	changes in research funding and the success of research and development activities;

(5)	failure of planned sales initiatives in our Research and Sigma-Aldrich Fine Chemicals (“SAFC”) businesses;

(6)	dependence on uninterrupted manufacturing operations and global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)	changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 10—Income Taxes to the consolidated financial statements in Item 8 of Part II of this Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	the outcome of the outstanding matters described in Note 11—Contingent Liabilities and Commitments to the consolidated financial statements in Item 8 of Part II of this Report; and

(15)	acquisitions or divestitures of businesses.

A further discussion of the Company’s risk factors can be found in Item 1A of Part I on page 9 of this Report. The Company does not undertake any obligation to update these forward-looking statements.

- ii -

PART I

Item 1.	Business.

(a)	General Development of Business

The Company was incorporated under the laws of the State of Delaware in May 1975. Effective July 31, 1975 (the “Reorganization”), the Company succeeded, as a reporting company, Sigma International, Ltd., the predecessor of Sigma Chemical Company (“Sigma”), and Aldrich Chemical Company, Inc. (“Aldrich”), both of which had operated continuously for more than 20 years prior to the Reorganization. The Company’s principal executive offices are located at 3050 Spruce Street, St. Louis, Missouri, 63103.

During 2011, the Company acquired two businesses with aggregated sales of $19 million in 2011.

On January 31, 2012, the Company acquired BioReliance Holdings, Inc. (“BioReliance”), a leading provider of global biopharmaceutical testing services. BioReliance had $126 million of sales in 2011.

(b)	Financial Information About Segments

The Company operates in one segment. Information concerning sales for the Company’s business units is provided in Note 13—Company Operations by Business Unit to the Company’s consolidated financial statements in Item 8 of Part II of this Report.

(c)	Narrative Description of Business

The Company is a leading Life Science and High Technology company. The Company develops, manufactures, purchases and distributes the broadest range of high quality chemicals, biochemicals and equipment available throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company operates in 40 countries, manufacturing approximately 50,000 of the 167,000 chemical and biochemical products it offers. The Company also offers approximately 45,000 equipment products. The Company sells into 160 countries, servicing over 97,000 accounts representing over 1.3 million individual customers.

Products

The Company provides products that focus on:

•	research customers that use smaller quantities of our products in basic life science and high-technology research and development; and

•	manufacturing customers that use our products in larger quantities in lab-stage development and manufacturing.

To best serve these customers, the Company is organized into a customer-centric structure featuring the Research business units of Essentials, Specialties and Biotech and a Fine Chemicals business unit, SAFC.

The Research Essentials business unit sells biological buffers, cell culture reagents, biochemicals, chemicals, solvents and other reagents and kits. These products are typically sold in higher volumes to value conscious research buyers.

The Research Specialties business unit sells organic chemicals, biochemicals, analytical reagents, chromatography and other laboratory consumables, reference materials and high-purity products which are generally sold in smaller volumes to the lab scientist customer.

The Research Biotech business unit supplies immunochemical, molecular biology, cell biology, proteomic, genomic, transgenic and other life science products to academic, government, industrial, biotechnology and pharmaceutical research customers.

The SAFC business unit is a top 10 supplier of large-scale organic chemicals and biochemicals used in development and production by pharmaceutical, biotechnology, industrial, diagnostic and electronics companies.

Sales and Distribution

During 2011, products were sold to over 97,000 accounts representing over 1.3 million individual customers, including pharmaceutical companies, universities, commercial laboratories, industrial companies, biotechnology companies, non-profit organizations, governmental institutions, diagnostic, chemical and electronics companies and hospitals. Orders in laboratory quantities averaging approximately $400 accounted for 71 percent, 72 percent and 72 percent of the Company’s net sales in 2011, 2010 and 2009, respectively. The Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 29 percent, 28 percent and 28 percent of net sales in 2011, 2010 and 2009, respectively.

Customers and potential customers, wherever located, are encouraged to contact the Company by telephone or via its website (www.sigma-aldrich.com) to place orders or to obtain technical staff consultation. Information on the website does not constitute a part of this Report. Shipments are made at least five days a week from all locations conducting distribution activities. The Company strives to ship its products to customers on the same day an order is received and carries inventory levels which it believes to be appropriate to maintain this practice.

Production and Purchasing

The Company has chemical production facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston and Round Rock, Texas; Bellefonte, Pennsylvania; Haverhill and Natick, Massachusetts; Urbana, Illinois; Miamisburg, Ohio; Carlsbad, California; Laramie, Wyoming; Australia; Canada; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan; and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used for filtration and sample collection processes.

There are approximately 167,000 chemical and biochemical products and 45,000 equipment products listed in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company produces approximately 50,000 of the chemical and biochemical products, which represented approximately 60 percent of sales in 2011. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.

None of the Company’s 10,000 suppliers accounted for more than 5 percent of the Company’s chemical, biologic or equipment purchases in 2011. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from outside suppliers, it is subjected to quality control procedures, including the verification of purity, prior to final packaging. Quality control is performed by a staff of chemists, biologists and lab technicians utilizing highly calibrated equipment.

Patents, Trademarks and Licenses

The Company holds approximately 500 issued or pending patents, over 570 licenses and has approximately 870 registered trademarks and trademark applications worldwide. The Company’s significant trademarks are the brand names: “Sigma-Aldrich”, “Sigma,” “Aldrich,” “Fluka,” “Riedel-de Haën,” “Supelco,” “SAFC,” “SAFC Biosciences,” “SAFC Hitech,” “Genosys,” “Proligo,” “Pharmorphix,” “Vetec” and

“SAGE Labs.” The brands are marketed through business units called “Research Essentials,” “Research Specialties,” “Research Biotech,” and “SAFC.” Their related registered logos and significant trademarks are expected to be maintained indefinitely. Approximately 80 percent of the Company’s patent portfolio has a remaining life of at least 5 years.

The Company is aware of the desirability for patent and trademark protection for its products. The Company believes that other than its brand names, no single patent, license or trademark (or related group of patents, licenses or trademarks) is material in relation to its business as a whole.

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

Dependence on a Single Customer or Product

During the year ended December 31, 2011, no single customer accounted for more than 2 percent, and no single product accounted for more than 1 percent of the Company’s net sales.

Backlog

The majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2011, the backlog of firm orders was not significant at about 2 percent of sales. The Company anticipates that substantially all of the backlog as of December 31, 2011 will be shipped during 2012.

Competition

The markets for the Company’s products and services are both competitive and price sensitive. The Company believes it is a major supplier of biochemical and organic chemical products and kits used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing. The Company offers approximately 212,000 chemical, biologic and equipment items, some of which are unique with limited demand. There are many competitors that offer a narrower range of chemicals and many others offering a broader range of equipment products.

In all product areas, the Company competes primarily on the basis of customer service, product availability, quality and price. The Company’s main marketing vehicles include its website, www.sigma-aldrich.com, as well as printed catalogs under the Sigma, Aldrich, Fluka and Supelco brands. These catalogs are supplemented with advertisements in life science, chemical and other scientific journals, the mailing of special product brochures, the electronic distribution of various advertisements and product data, news releases related to new product offerings and through personal visits with customers from management, sales and technical representatives.

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

The Clean Air Act (“CAA”), as amended, and the regulations promulgated thereunder, regulate the emission of harmful pollutants to the air outside of the work environment. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and install control equipment for certain pollutants.

The Chemical Facility Anti-Terrorism Standard, and the regulations promulgated thereunder, regulate facilities that manufacture, use, store or distribute certain chemicals above a listed Screening Threshold Quantity. A regulated facility must complete and submit a Chemical Security Assessment Tool, Top-Screen by January 19, 2008 or within 60 calendar days of coming into possession of the listed chemicals at or above the listed Chemical Safety Information. If required by the U.S. Department of Homeland Security (“DHS”), the facility must complete and submit to the DHS a Security Vulnerability Assessment and Site Security Plan. The Company has several sites subject to this standard.

The Clean Water Act (“CWA”), as amended, and the regulations promulgated thereunder, regulate the discharge of harmful pollutants into the waters of the United States. Federal or state regulatory agencies may require companies to acquire permits, perform monitoring and to treat wastewater before discharge to the waters of the United States or a Publicly Owned Treatment Works (“POTW.”)

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and the Superfund Amendments and Reauthorization Act of 1986 (“SARA”), and the regulations promulgated thereunder, require notification of certain chemical spills and notification to state and local emergency response groups of the availability of Material Safety Data Sheets (“MSDSs”) and the quantities of hazardous materials in the Company’s possession. SARA, and the regulations promulgated thereunder, also stresses the importance of permanent remedies and innovative treatment technologies to clean up hazardous waste sites.

The Emergency Planning & Community Right-To-Know Act of 1986 (“EPCRA”), as amended, and the regulations promulgated thereunder, regulate MSDSs, chemical inventories and chemical release reporting. EPCRA also requires coordinated emergency planning with state and local agencies.

The Occupational Safety and Health Act of 1970 (“OSHA”), including the Hazard Communication Standard (Right to Know), and the regulations promulgated thereunder, require the labeling of hazardous substance containers, the supplying of MSDSs on hazardous products to customers and hazardous substances to which an employee may be exposed in the workplace, the training of employees in the handling of hazardous substances and the use of the MSDSs, along with other health and safety programs.

The Pollution Prevention Act of 1990 (“PPA”), as amended, and the regulations promulgated thereunder, focus on reducing the amount of pollution through cost-effective changes in production and raw materials usage. Pollution prevention also includes other practices that increase efficiency in the use of energy, water or other natural resources, and protect our resource base through conservation.

The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended, and the regulations promulgated thereunder, require certain procedures regarding the treatment, storage and disposal of hazardous waste.

The Toxic Substances Control Act of 1976 (“TSCA”), and the regulations promulgated thereunder, require reporting, testing and pre-manufacture notification procedures for certain chemicals. Exemptions are provided from some of these requirements with respect to chemicals manufactured in small quantities solely for research and development use.

The Department of Transportation (“DOT”) has promulgated regulations pursuant to the Hazardous Materials Transportation Act, referred to as the Hazardous Material Regulations (“HMR”), which set forth the requirements for hazard labeling, classification, packaging of chemicals and shipment modes for products destined for shipment in interstate commerce.

The Hazardous Materials Transportation Act (“HMTA”), and the regulations promulgated thereunder, seeks to protect against risks to life, property and the environment that are inherent in the transportation of hazardous materials in intrastate, interstate and foreign commerce. HMTA regulates the transportation of dangerous goods via air, highway, rail and water. The Company ships and receives materials subject to HMTA.

Registration, Evaluation and Authorization of Chemicals (“REACH”), the European Union’s (“EU”) legislation covering the manufacturing and importation of chemicals, became law in 2007. A number of substances were registered under REACH in 2011. Over the next 6.5 years, the number of registrations will increase significantly. Additionally, the amounts of products imported or manufactured have to be monitored and more information has to be passed along the supply chain. The costs to comply with REACH depend on the behavior of the other participants in the supply chain.

The Globally Harmonized System (“GHS”) is altering the rules for classification, labeling and, to some extent, the content of our MSDSs. In 2011 the system was implemented in Brazil and China, following the previous implementation in Europe and select Asian countries. The U.S. and additional countries in Asia and South America will follow soon. All hazardous products of Sigma-Aldrich’s product portfolio will be affected.

The United States Department of Agriculture (“USDA”), Animal and Plant Health Inspection Service (“APHIS”) and Veterinary Services (“VS”) regulates the importation and exportation of animal-derived materials to ensure that exotic animal and poultry diseases are not transferred. The USDA has issued permits and site approvals to several Company sites.

Approximately 5,000 products, for which sales are immaterial to the total sales of the Company, are subject to control by either the Drug Enforcement Administration (“DEA”) or the Nuclear Regulatory Commission (“NRC”). The DEA and NRC have issued licenses to several Company sites to permit importation, manufacture, research, analysis, distribution and export of certain products. The Company screens customer orders involving products regulated by the DEA and the NRC to verify that a license, if necessary, has been obtained.

Approximately 1,300 products, for which sales are immaterial to the total sales of the Company, are subject to licensing by the Department of Commerce (“DOC”). The DOC has promulgated the Export Administration Regulations pursuant to the Export Administration Act of 1979 (“EAA”), as amended, to regulate the export of certain products to specific destinations by requiring a special export license.

Approximately 250 products, for which sales are immaterial to the total sales of the Company, are regulated by the Department of State’s Directorate of Defense Trade Controls (“DDTC”). The Company is registered with the DDTC as a manufacturer and exporter of products listed on the United States Munitions List (“USML”). The Company screens export orders involving products on the USML to verify that an export license is obtained prior to export.

Approximately 60 products, for which sales are immaterial to the total sales of the Company, are regulated by the Centers for Disease Control (“CDC”). The U.S. Departments of Health and Human Services (“HHS”) and Agriculture (“USDA”) published final rules, which implement the provisions of the USA Patriot Act and Public Health Security and Bioterrorism Preparedness and Response Act of 2002 (the “Bioterrorism Act”), setting forth the requirements for possession, use and transfer of select agents and toxins. The CDC has issued one site license to the Company to permit the storage and transfer of these materials.

Approximately 850 products, for which sales are immaterial to the total sales of the Company, are sold as flavoring agents regulated by the Bioterrorism Act. The Bioterrorism Act requires that the U.S. Food and Drug Administration (“FDA”) receive prior notice of food items imported into the U.S. and register facilities handling such items. The Company has registered several sites under the Bioterrorism Act to enable the importation and handling of these items.

The Company engages principally in the business of selling products that are not foods or food additives, drugs or cosmetics within the meaning of the Federal Food, Drug and Cosmetic Act, as amended (the “FDC Act”). However, a limited number of the Company’s products are subject to labeling, manufacturing and other provisions of the FDC Act.

The Company’s import declarations to U.S. Customs and Border Protection (“CBP”) represent approximately 10,500 entries and 99,000 individual transaction lines from over 80 different countries. Within the Company’s U.S. operations, imports encompass approximately 1,500 unique harmonized tariff codes. These codes are largely represented in Chapters 28, 29 and 38, representing organic and inorganic chemicals and compounds and miscellaneous chemical products. These imports are subject to the Tariff Act of 1930, as amended, The Customs Modernization Act of 1993 and Title 19 of the Code of Federal Regulations.

Research and Development

Research and development expenses were 3.0 percent of net sales in both of 2011 and 2010 and 2.9 percent of net sales in 2009. The research and development expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. Self-manufactured products accounted for approximately 60 percent of net sales in 2011.

Number of Persons Employed

The Company had 8,300 employees as of December 31, 2011. The total number employed in the United States was 4,100 with the remaining 4,200 employed by the Company’s international subsidiaries. The Company employs approximately 2,700 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 390 with Ph.D. degrees.

Approximately 188 of the 4,200 persons employed by the Company’s international subsidiaries were members of unions. None of the Company’s employees in the United States were members of unions. The Company believes its labor relations are good.

(d)	Financial Information About Geographic Areas and Business Units

Information concerning sales by geographic area and business unit for the years ended December 31, 2011, 2010 and 2009, is located in Note 13—Company Operations by Business Unit to the Company’s consolidated financial statements in Item 8 of Part II of this Report.

In each of the years ended December 31, 2011, 2010 and 2009, approximately 66 percent of the Company’s net sales were to customers located outside the United States. These sales were made directly by the Company, by its subsidiaries located in 39 other countries and by a global network of distributors.

(e)	Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s web site at www.sigma-aldrich.com as soon as reasonably practicable after being filed electronically with or furnished to the U.S. Securities and Exchange Commission. The information on the website does not constitute part of this Report.

(f)	Executive Officers of the Registrant

The executive officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Magnus Borg	53	Vice President and Chief Information Officer
Gilles A. Cottier	53	Executive Vice President and President, SAFC
Eric M. Green	42	Vice President and Managing Director, International
Michael C. J. Harris	41	Vice President and Managing Director, Europe, Middle East, Africa
Michael F. Kanan	49	Vice President and Corporate Controller
George L. Miller	57	Senior Vice President, General Counsel & Secretary
Karen J. Miller	54	Senior Vice President, Strategy & Corporate Development
Douglas W. Rau	55	Vice President, Human Resources
Kirk A. Richter	65	Vice President, Treasurer & Interim Chief Financial Officer
Rakesh Sachdev	55	President and Chief Executive Officer
David A. Smoller	48	Chief Scientific Officer
Gerrit J. C. van den Dool	58	Vice President and Managing Director, U.S. & Canada
Steven G. Walton	44	Vice President, Environmental, Health and Safety, Regulation Compliance and Sustainability
Franklin D. Wicks	58	Executive Vice President and President, Research

There is no family relationship between any of the officers or directors. These officers serve at the pleasure of the Company’s Board of Directors subject to the terms of any employment or similar agreements.

Mr. Borg has been Vice President and Chief Information Officer since August 2010. He was previously Vice President of Neoris, Inc. from January 2010 to July 2010. He served as Senior Vice President and CIO of Safety-Kleen from August 2005 to December 2009.

Mr. Cottier has been President of the SAFC business unit of the Company since January 2009 and was made an Executive Vice President of the Company in 2011. He served as President of the Research Essentials business unit of the Company from July 2005 until January 2009.

Mr. Green has been Vice President and Managing Director, International since October 2009. Previously he served as Vice President, International Sales and Operations form August 2005 to September 2009.

Mr. Harris has been Vice President and Managing Director, Europe, Middle East, Africa since July 2009. He previously served as Managing Director UK and Vice President, SAFC form July 2006 to June 2009.

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

Ms. Miller has been Senior Vice President, Strategy & Corporate Development of the Company since May 2009 and was previously Vice President, Strategy & Corporate Development of the Company from January 2009 through May 2009. Prior to that, she served as Controller of the Company for more than five years.

Mr. Rau has been Vice President, Human Resources of the Company since October 2005.

Mr. Richter has been Interim Chief Financial Officer of the Company since November 2010, Vice President and Treasurer of the Company since May 2009, and was previously Treasurer of the Company for more than five years.

Mr. Sachdev has been President and Chief Executive Officer of the Company since November 2010. He previously served as the Senior Vice President, Chief Financial Officer and Chief Administrative Officer of the Company since May 2009. Previously, he served as Vice President and Chief Financial Officer of the Company from November 2008 to May 2009. He served as Senior Vice President and President, Asia Pacific of ArvinMeritor from March 2007 to July 2008. He served as Senior Vice President of Corporate Development and Strategy of ArvinMeritor from April 2005 through March 2007.

Dr. Smoller has been Chief Scientific Officer of the Company since February 2011. Previously, he served as President of the Research Biotech business unit of the Company from July 2007 to February 2011. He served as Vice President, Research & Development of the Company from June 2004 to June 2007.

Mr. van den Dool has been Vice President and Managing Director, U.S. & Canada since February 2011. Previously he served as Vice President, Sales—Global from April 2008 to January 2011. He served as Vice President, Europe—Sales & Operations from June 2006 to March 2008.

Mr. Walton has been Vice President, Environmental, Health and Safety, Regulatory Compliance and Sustainability since May 2008. Previously he served as Vice President, Environmental, Health and Safety & Quality from August 2005 to April 2008.

Dr. Wicks has been President of Research and an Executive Vice President of the Company since February 2011. He previously served as President of the Research Essentials and Specialties business units of the Company from January 2009 to February 2011 and Managing Director-U.S & Canada from January 2010 to February 2011. Previously, he served as President of the SAFC business unit of the Company for more than five years.

Item 1A.	Risk Factors.

Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with other matters described in this Report or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, financial condition or operating results could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, financial condition and operating results.

Risks Related to Our Sales and Operations

Our performance may be affected by the economic conditions in the U.S. and in other nations where we do business.

Declining economic conditions may have a negative impact on our consolidated results of operations, our financial condition and our cash flows. Overall demand for our products could be reduced as a result of a global economic recession, especially in such customer segments as the pharmaceutical, biotechnology, diagnostic, chemical and electronics industries and academia.

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

We believe customers in our markets display a significant amount of loyalty to their supplier of a particular product. To the extent we are not the first to develop, offer and/or supply new products, customers may buy from our competitors or make materials themselves, causing our competitive position to suffer.

Our sales and results of operations are dependent on the research and development spending patterns at pharmaceutical, biotechnology and diagnostic companies.

A number of factors impact the amount of money spent on the purchase of research and development products by our customers. Our pharmaceutical customers experienced a softening over the past several years in all geographic areas. The Company does not have the ability to predict when this trend will reverse or the ultimate impact on demand for the our products. Activities within these pharmaceutical companies, which are impacting demand for our products, include various programs to contain costs, shift from discovery to clinical research and mitigate risk in the supply chain through intense vendor management and consolation.

The credit crisis commencing in 2008 impacted the ability of small, emerging pharmaceutical, biotechnology and diagnostic companies to access funding. Venture capital funding has since recovered modestly, but not at the levels seen prior to 2008. The degree of funding will impact demand, and the extent to which demand from these customers will continue to be impacted is unknown.

Approximately 33 percent of the Company’s revenues for the year ended December 31, 2011 are from pharmaceutical, biotechnology and diagnostic companies.

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

Research and development budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of companies in the key industry sectors we serve. Our business could be seriously harmed by any significant decrease in life science and high technology research and development expenditures by our customers. By way of example, since 2009 there have been significant reductions in research staff of both U.S. and European-based pharmaceutical companies.

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

We rely upon our manufacturing operations to produce products accounting for approximately 60 percent of our sales. Our quality control, packaging and distribution operations support all of our sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire or other events beyond our control, could adversely affect our sales and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.

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

We depend on information systems throughout the Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment, and record and pay amounts due vendors and other creditors. Additionally, in 2011, approximately 50 percent of the Company’s research sales originated through e-commerce. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

We are subject to regulation by various federal, state, local and foreign agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture and distribution of products and environmental matters.

Some of our operations are subject to regulation by various U.S. federal agencies and similar state and international agencies, including the DOC, FDA, DOT, USDA and other comparable U.S., state, local and foreign governmental agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution, importing and exporting of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

We are subject to regulations that govern the handling of hazardous substances.

We are subject to various federal, state, local and international laws and regulations that govern the handling, transportation, manufacture, use, storage, disposal and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental and property damage and environmental liabilities, including potential cleanup liability relating to currently or formerly owned or operated sites or third party disposal sites and liabilities relating to the exposure to hazardous substances, is inherent in our operations and the products we manufacture, sell or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of fines and restrictions on our ability to carry on with or expand in a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.

Changes in worldwide tax rates or tax benefits will impact our tax expense and our profits.

We are subject to a variety of taxes in numerous local, regional, national and international jurisdictions. The laws regulating the taxes to which we are subject may change. We have no control over these changes and their impact, if any, on our results. Additionally, results of tax audit activity may also impact our tax provisions and our profits. We reflect changes in our actual or forecast income tax rates as relevant facts and circumstances are known to us. Variations to our forecast tax rates and forecast diluted Earnings Per Share (“EPS”) in the future are possible due in part to tax rate changes and changes in the status of tax uncertainties pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 740-10.

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

We face potential liability claims arising out of the use of or exposure to our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. Our products are generally used by trained scientists and operators, however, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be forced to defend ourselves in connection with the use of these products or services.

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

Our life science and high technology customers are often subject to rigorous quality standards to obtain and maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to maintain, or in some instances upgrade, our quality standards to meet our customers’ needs could result in the loss of a customer’s regulatory license and potentially substantial sales losses to us.

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

Most of our products and services are highly technical in nature. In general, only highly qualified and trained scientists have the necessary skills to develop, manufacture and market our products and provide our services. In addition, some of our manufacturing, quality control, safety and compliance, information technology, sales and e-commerce related positions require persons possessing highly technical skills. Our success depends in large part upon our ability to identify, hire, retain and motivate highly skilled professionals. We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would seriously damage our business.

We depend heavily on the services of our senior management. We believe that our future success depends on the continued services of our management team. Our business may be harmed by the loss of a significant number of our senior management members in a short period of time.

Our business may be adversely affected by a decrease in the availability of commercial paper or other forms of credit.

We had $221 million of commercial paper outstanding at December 31, 2011. If the market for commercial paper or other forms of credit becomes restricted or unavailable, our business could be adversely affected including our consolidated results of operations, our financial condition and our cash flows.

Our sales and operating results may vary from period to period.

Our sales and operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including, without limitation, those previously identified within other risk factors and the following:

•	the timing of our research and development, sales and marketing expenses and other charges;

•	the timing of significant custom sales orders, typically associated with our SAFC and Research Biotech businesses;

•	the expected higher level of sales growth in SAFC creating downward pressure on overall gross profit margins;

•	an increase in the sale of commoditized Research products creating downward pressure on overall gross profit margins;

•	changes in U.S. generally accepted accounting principles; and

•	unanticipated loss of market value of the securities we hold that are traded on public markets.

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

Technology innovations, which our current and potential customers might have access to, could reduce or eliminate their need for our products. A new, competing or other disruptive technology that reduces or eliminates the use of one or more of our products could negatively impact the sale of those products. Our customers also constantly attempt to reduce their manufacturing costs and improve product quality. We may be unable to respond on a timely basis to any or all of the changing needs of our customer base. Our failure to develop, introduce or enhance products able to compete with new technologies in a timely manner could have an adverse effect on our business, results of operations and financial condition. Furthermore, specific industries in which we strategically place investments, such as the light emitting diode industry, may not generate expected returns as new technologies are generated.

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

A significant portion of our sales is derived from companies in the healthcare industry. This industry has undergone significant changes in an effort to control costs. These changes include:

•	development of large and sophisticated group purchasing organizations;

•	healthcare reform legislation;

•	consolidation of pharmaceutical companies;

•	increased outsourcing of certain activities, including to low-cost offshore locations;

•	lower reimbursements for research and development; and

•	legislative limitations on healthcare research.

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

We may be unable to establish and maintain collaborative development and marketing relationships with business partners, which could result in a decline in sales or slower than anticipated growth rates.

As a part of our business strategy, we have formed, and intend to continue to form, strategic alliances and distribution arrangements with partners relating to the development and commercialization of certain of our existing and potential products to increase our sales and to leverage our product and service offerings. Our success will depend, in part, on our ability to maintain these relationships and to cultivate additional, acceptable strategic alliances with such companies.

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

A number of the products we sell to pharmaceutical and biotechnology customers are incorporated into the customers’ drug manufacturing processes. In some cases, once a customer chooses a particular product for use in a drug manufacturing process, it is unlikely that the customer will later switch to a competing alternative. In many cases, the regulatory license for the product will specify the products qualified for use in the process. Obtaining the regulatory approvals needed for a change in the manufacturing process is time consuming, expensive and uncertain. Accordingly, if a pharmaceutical or biotechnology customer does not select our products early in its manufacturing design phase for any number of reasons, including, but not limited to, cost, ease of use, ability to supply large quantities or similar reasons, we may lose the opportunity to participate in the customer’s manufacturing of such product. Because we face competition in this market from other companies, we run the risk that our competitors could win significant early business with a customer making it difficult for us to recover the late stage commercialization opportunity.

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

We have acquired or invested in several businesses and technologies and routinely review additional opportunities. Certain risks exist including, without limitation, the potential for:

•	the acquisition or investment failing to provide the benefits originally anticipated by management;

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies;

•	difficulties in assimilating and retaining employees and customers of the acquired companies;

•	management’s attention being diverted to the integration of the acquired businesses or acceptance of the acquired technology;

•	rising interest rates on debt needed to provide cash to fund the purchase price of acquisitions; and

•	unanticipated contract or regulatory issues.

None of these difficulties have been historically significant, but if they were to be in the future, we may be unable to achieve expectations from our acquisition strategy. In addition, we compete with other companies for suitable acquisition targets and may not be able to acquire certain targets that we seek. Also, certain businesses we have acquired or invested in may not generate the cash flow and/or earnings or other benefits we anticipated at the time of their acquisition. If we are unable to successfully complete and integrate acquisitions in a timely manner, such acquisitions may adversely affect our profitability. In addition, if we are unable to hire and retain key management personnel, we may not be able to execute our acquisition strategy.

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

These facts have led us to focus significant efforts and resources on the development and identification of new technologies and products. As a result, we have a very broad product line and are continually seeking to develop, license or acquire new technologies and products to further broaden our offering. If we fail in these efforts, our customers likely will purchase products from our competitors, significantly harming our business. Once we develop or obtain a technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we could fail to obtain an adequate return on our research and development, licensing and acquisition investments and could lose market share to our competitors, which would be difficult or impossible to regain and could seriously damage our business. Some of the factors affecting market acceptance of our products include, without limitation,:

•	availability, quality and price as compared to competitive products;

•	the functionality of new and existing products;

•	the timing of introduction of our products compared to competitive products;

•	scientists’ opinions of the product’s utility and our ability to incorporate their feedback into future products;

•	citation of the products in published research; and

•	general trends in life sciences research.

Risks Related to International Operations

Foreign currency exchange rate fluctuations may adversely affect our business.

Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. For example, the effect of translating foreign currency sales into U.S. dollars increased 2011 sales by 3.7 percent, increased 2010 sales by 0.4 percent and decreased 2009 sales by 4.1 percent, respectively. Furthermore, reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.

We operate internationally primarily through wholly-owned subsidiaries located in North and South America, Europe, Asia, the Middle East, Australia and Africa. Sales outside the United States were in excess of 66 percent of total sales in 2011. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2011, approximately 15 percent of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers to our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including, without limitation,:

•	future fluctuations in foreign currency exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures, tariffs, royalties or taxes, and import or export licensing requirements or restrictions;

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from foreign operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	difficulty in staffing and managing worldwide operations;

•	changes in shipping costs; and

•	difficulties in collecting on accounts receivable.

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

We have been and may in the future be sued by third parties alleging that we are infringing upon their intellectual property rights. Any claims, with or without merit, could:

•	be expensive;

•	take significant time and divert management’s focus from other business concerns;

•	if successful, require us to stop the infringing activity, redesign our product or process or license the intellectual property in question, thereby resulting in delays and loss or deferral of sales;

•	require us to pay substantial damage awards; and/or

•	require us to enter into royalty or licensing agreements which may not be available on acceptable terms, if at all.

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

We are subject to FASB ASC Topic 350 which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2011, goodwill and other intangible assets with indefinite lives represented approximately 15 percent of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company is not at risk of failing the impairment test as of December 31, 2011.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table shows the location, land area, building area and function of the properties the Company owns or leases at December 31, 2011.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	922	4,630	admin., production, warehousing, distrib.
Germany	46	647	admin., production, warehousing, distrib.
Switzerland	13	436	admin., production, warehousing, distrib.
United Kingdom	251	428	admin., production, warehousing, distrib.
Israel	6	131	admin., production, warehousing, distrib.
All Other	72	1,191	admin., production, warehousing, distrib.

Total	1,310	7,463
Percent Owned Property	84%
Percent Leased Property	16%

The Company considers the properties to be well maintained, in sound condition and repair and adequate for its present needs. These properties generally have sufficient capacity for the Company’s existing needs and near-term growth. The Company expects to continue to expand its production, warehousing and distribution capabilities in selected markets and to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings.

See Note 11—Contingent Liabilities and Commitments in Item 8 of Part II this Report.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Data (per share) (Unaudited):

	2011 Price Range		2010 Price Range		Dividends
	High	Low	High	Low	2011	2010
First Quarter	$67.92	$58.87	$55.33	$46.50	$0.18	$0.16
Second Quarter	73.60	62.77	61.00	49.52	0.18	0.16
Third Quarter	76.16	56.18	61.50	48.80	0.18	0.16
Fourth Quarter	69.92	58.60	67.76	58.93	0.18	0.16

The Company’s common stock is traded in the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) Global Select Market. The trading symbol is SIAL. On January 31, 2012, there were 612 shareholders of record of the Company’s common stock.

The Company expects to continue its policy of paying regular quarterly cash dividends. Future dividends are dependent on future earnings, capital requirements and the Company’s financial condition and are declared in the sole discretion of the Company’s Board of Directors.

See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—of Part III of this Report for information concerning securities authorized for issuance under equity compensation plans.

The following table presents share repurchases by the Company and any affiliated purchasers for the year ended December 31, 2011 (in millions except per share amounts):

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2010			95.5	4.5
Jan. 1, 2011 – Jan. 31, 2011	—	—	95.5	4.5
Feb. 1, 2011 – Feb. 28, 2011	0.3	$62.95	95.8	4.2
Mar. 1, 2011 – Mar. 31, 2011	—	—	95.8	4.2
Apr. 1, 2011 – Apr. 30, 2011	—	—	95.8	4.2
May 1, 2011 – May 31, 2011	—	—	95.8	4.2
Jun. 1, 2011 – Jun. 30, 2011	—	—	95.8	4.2
Jul. 1, 2011 – Jul. 31, 2011	—	—	95.8	4.2
Aug. 1, 2011 – Aug. 31, 2011	1.5	61.80	97.3	2.7
Sep. 1, 2011 – Sep. 30, 2011	0.3	62.42	97.6	2.4
Oct. 1, 2011 – Oct. 31, 2011	—	—	97.6	2.4
Nov. 1, 2011 – Nov. 30, 2011	—	—	97.6	12.4
Dec. 1, 2011 – Dec. 31, 2011	—	—	97.6	12.4

Total at Dec. 31, 2011	2.1	$62.07	97.6	12.4

The timing and number of shares purchased, if any, will depend on market conditions and other factors. On November 8, 2011 the Company’s Board of Directors extended the authorization to repurchase the remaining 2.4 million shares under the existing share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares over the next three years. This brings the total authorization to 110 million shares.

Item 6.	Selected Financial Data.

Annual Financial Data ($ In Millions, except per share data):

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Report.

	2011	2010	2009	2008	2007
Net sales	$2,505	$2,271	$2,148	$2,201	$2,039
Net income	457	384	347	342	311
Per share:
Net income — Basic	3.78	3.17	2.84	2.70	2.38
Net income — Diluted	3.72	3.12	2.80	2.65	2.34
Dividends	0.72	0.64	0.58	0.52	0.46
Cash dividends	86	78	71	66	60
Total assets	3,281	3,027	2,714	2,557	2,629
Long-term debt	300	300	100	200	207
Pension obligations — Long term	93	64	51	53	20
Post-retirement medical benefit plans	50	46	43	40	37

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion And Analysis

($ In Millions, Except Per Share Data)

The following should be read in conjunction with the consolidated financial statements and related notes.

Overview

The Company is a leading Life Science and High Technology company. The Company’s biochemical and organic chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, and as key components in pharmaceutical, diagnostic and other high technology manufacturing. We have customers in life science companies, university and government institutions, hospitals and in industry. Over 1.3 million scientists and technologists use our products. Sigma-Aldrich operates in 40 countries and has 8,300 employees providing customer focused service worldwide.

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

Research Essentials, representing 19 percent of sales for 2011, provides customized, innovative solutions for our value conscious buyers. Research Specialties, representing 37 percent of sales for 2011, facilitates accelerated research by lab scientists through information and innovation in services and new products. Research Biotech, representing 15 percent of sales for 2011, provides innovative first-to-market products and technologies for the Life Science researcher. SAFC, representing 29 percent of sales for 2011, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States, the European Union and elsewhere do impact demand from our customers.

Highlights of our consolidated results for the year ended December 31, 2011, are as follows:

•

Sales were $2,505, an increase of 10.3 percent compared to the same period last year. Excluding the impact of changes in foreign currency exchange rates and acquisitions completed in 2010 and 2011, which increased sales by 3.7 percent and 1.7 percent, respectively, sales increased organically by 4.9 percent year over year.

•

Gross profit margin was 52.9 percent, up from 52.7 percent in 2010. Operating income margin was 25.8 percent, an increase of 150 basis points from 24.3 percent in 2010, due primarily to changes in foreign currency exchange rates, higher selling prices and volume and mix.

•	Diluted income per share was $3.72, compared to $3.12, a 19.2 percent increase compared to last year.

•	Net cash provided by operating activities for the year ended December 31, 2011 was $495, a decrease of $28 from last year.

•	Total debt of $521 at December 31, 2011 declined $18 since December 31, 2010.

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

With over 60 percent of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates, the result is the defined impact of “changes in foreign currency exchange rates” or “changes in FX.” While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur in 2012 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates under different assumptions or conditions.

The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Inventories. Inventories are valued at the lower of cost or market. The Company regularly reviews inventories on hand and records a provision for slow-moving and obsolete inventory, inventory not meeting quality standards and inventory subject to expiration. The provision for slow-moving and obsolete inventory is based on current estimates of future product demand, market conditions and related management judgment. Any significant unanticipated changes in future product demand or market conditions that vary from current expectations could have an impact on the value of inventories.

Long-Lived Assets. Long-lived assets, including intangibles with definite lives, are amortized over their expected useful lives. Goodwill and other intangibles with indefinite lives are not amortized against earnings. Goodwill is assessed annually for impairment. All long-lived assets are assessed whenever events and changes in business conditions indicate that the carrying amount of an asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and a potential associated impairment. The Company was not at risk of failing the impairment test as of December 31, 2011.

Pension and Other Post-Retirement Benefits. The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the Company’s selection of certain assumptions used by actuaries to calculate such amounts. Those assumptions are described in Note 14—Pension and Other Post-Retirement

Benefit Plans to the Company’s consolidated financial statements in Item 8—Financial Statements and Supplementary Data of Part II of this Report and include, among others, the discount rates, expected return on plan assets and rates of increase in compensation and health care costs.

In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and therefore, generally affect the recognized expense in such future periods. While the Company believes that the assumptions are appropriate, significant differences in actual experience or significant changes in the assumptions may materially affect the Company’s pension and other post-retirement benefit obligations and the Company’s future expense. A one percent increase or decrease in the discount rate assumption or the expected return on plan assets would not have a material impact on the Company’s consolidated financial statements.

Taxes. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. The Company regularly reviews its potential tax liabilities for tax years subject to audit. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

The provision for income taxes is based on pretax income reported in the consolidated statements of income and currently enacted tax rates for each jurisdiction. No provision has been made for U.S. income taxes on the undistributed earnings of the Company’s international subsidiaries where the earnings are considered permanently invested or otherwise indefinitely retained for continuing international operations. Recognition of U.S. taxes on undistributed earnings of the international subsidiaries would be triggered by a management decision to repatriate those earnings, although there is no current intention or liquidity requirements to do so.

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

Results of Operations

The following is a summary of our financial results (in millions, expect per share amounts):

	2011	2010	2009
Net sales	$2,505	$2,271	$2,148
Cost of products sold	1,181	1,075	1,058

Gross profit	1,324	1,196	1,090

Selling, general and administrative expenses	597	548	518
Research and development expenses	72	66	63
Restructuring costs	8	24	9
Impairment charge	—	7	—

Operating income	647	551	500
Interest, net	7	7	10

Income before income taxes	640	544	490
Provision for income taxes	183	160	143

Net income	$457	$384	$347

Net income per share—Diluted	$3.72	$3.12	$2.80

Net Sales

Sales were $2,505 in the twelve months ended December 31, 2011, up 10.3 percent from 2010. The effect of changes in foreign currency exchange rates increased sales by $85 or 3.7 percent. Our recent acquisitions of Cerilliant Corporation, Resource Technology Corporation and Vetec Quimica Fina Ltda, acquired in December 2010, February 2011 and May 2011, respectively, contributed another $39 or 1.7 percent to this sales growth. Excluding the effects of changes in foreign currency exchange rates and acquisitions, sales increased organically by $110 or 4.9 percent. Factors contributing to the organic growth included volume which added 3.4 percent and pricing which added 1.5 percent.

Sales were $2,271 in the twelve months ended December 31, 2010, up 5.7 percent from 2009. The effect of changes in foreign currency exchange rates increased sales by $10 or 0.4 percent. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $113 or 5.3 percent. Factors contributing to the organic growth included volume which added 4.8 percent and pricing which added 0.5 percent.

The Company is organized in four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC, to align the Company with the customers it serves. Reported sales growth, impact of changes in foreign currency exchange rates (FX) and the organic sales changes by the Company’s business units are as follows:

	Year Ended December 31,
	2011	2010	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Essentials	$478	$434	$44	$17	$9	$18	4.1%
Research Specialties	924	845	79	34	25	20	2.3%
Research Biotech	375	345	30	14	—	16	4.6%

Total Research	1,777	1,624	153	65	34	54	3.3%
SAFC	728	647	81	20	5	56	8.6%

Total	$2,505	$2,271	$234	$85	$39	$110	4.9%

	Year Ended December 31,
	2010	2009	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Essentials	$434	$425	$9	$2	$—	$7	1.6%
Research Specialties	845	796	49	5	—	44	5.6%
Research Biotech	345	334	11	4	—	7	2.1%

Total Research	1,624	1,555	69	11	—	58	3.7%
SAFC	647	593	54	(1)	—	55	9.3%

Total	$2,271	$2,148	$123	$10	$—	$113	5.3%

2011

Research Essentials total sales were $478 for the year ended December 31, 2011 compared to $434 for 2010. Organic sales increased by $18 or 4.1 percent. The primary driver for the organic sales increase was higher volumes in the lab essentials product group across all geographic regions.

Research Specialties total sales were $924 for the year ended December 31, 2011 compared to $845 for 2010. Organic sales increased by $20 or 2.3 percent. The increase was concentrated primarily in our analytical, biochemistry and traditional chemistry products which increased $10, $4 and $3, respectively. All geographic regions experienced improved demand over the prior year.

Research Biotech total sales were $375 for the year ended December 31, 2011 compared to $345 for 2010. Organic sales increased by $16 or 4.6 percent. The primary driver for the organic sales increase was higher volumes of our biomolecule products, which include antibodies, our functional genomics products, which include our Zinc Finger nucleotide products and cell and cell based assay products. Collectively, these product lines contributed $11 to the organic increases during 2011.

SAFC total sales were $728 for the year ended December 31, 2011 compared to $647 for 2010. Organic sales increased by $56 or 8.6 percent. The primary drivers for this increase were higher sales of industrial cell culture media of $22, growth in the sale of bulk chemical products for manufacturing in our supply solutions business of $18 and higher demand of materials and precursors for semi-conductor and light emitting diode applications in our Hitech business of $14.

Our initiative to increase e-commerce sales continued to show progress. Web-based sales increased to 50 percent of total Research sales in 2011 from 48 percent in 2010.

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

2012 Outlook

The economic and research funding uncertainties in the U.S. and Europe are creating a cautious climate with some of our customers. With our continued focus on the faster growth segments in analytical chemistry, biology and material science, coupled with our continued emphasis on growth opportunities in fine chemicals, emerging markets and e-commerce, we remain cautiously optimistic we can achieve mid single digit percentage sales growth in 2012. On January 31, 2012, the Company completed the acquisition of BioReliance Holdings, Inc., a leading provider of global biopharmaceutical testing services.

Gross Profit and Expenses

Gross profit, selling, general and administrative expenses, research and development expenses, restructuring cost, impairment cost and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Gross profit margin	52.9%	52.7%	50.7%
Selling, general & administrative expenses	23.8%	24.1%	24.1%
Research and development expenses	3.0%	3.0%	2.9%
Restructuring costs	0.3%	1.0%	0.4%
Impairment cost	—	0.3%	—
Operating income	25.8%	24.3%	23.3%
Effective tax rate	28.6%	29.4%	29.2%

Cost of products sold and gross profit

Cost of products sold represents materials, labor, distribution and overhead costs associated with the Company’s products, services and facilities. Cost of sales for the year ended December 31, 2011 was $1,181 compared to $1,075 in 2010, an increase of $106 or 9.9 percent. For the year ended December 31, 2011, when compared to the prior year, the increase in cost of sales primarily related to higher material, manufacturing and distribution expenses resulting from higher sales volume and mix of $46, changes in foreign currency exchange rates which increased cost of sales by $38 and acquisitions which added $22 to cost of sales. Cost of sales for the year ended December 31, 2010 was $1,075 compared to $1,058 in 2009, an increase of $17 or 1.6 percent. For the year ended December 31, 2010, when compared to the prior year, changes in foreign currency exchange rates lowered cost of sales by $11, but these decreases were more than fully offset by increases in the cost of sales due primarily to higher material, manufacturing and distribution expenses resulting from higher sales volumes and product mix.

Total cost of products sold were 47.1 percent of sales for year ended December 31, 2011 compared to 47.3 percent for the prior year, producing a gross profit as a percentage of sales (“Gross Profit Margin”) of 52.9 percent and 52.7 percent, respectively. Total cost of sales were 47.3 percent of sales for year ended December 31, 2010 compared to 49.3 percent for the prior year, producing a Gross Profit Margin of 52.7 percent and 50.7 percent, respectively. The following table reflects the significant contributing factors to the net change in Gross Profit Margin for the years ended December 31, 2011 and 2010, respectively:

Contributing Factors	2011	2010
Gross profit margin—end of profit previous year	52.7%	50.7%
Increases (decreases) to gross profit margin:
Sales volume/Product mix/Other	(0.4)%	1.8%
Favorable pricing	0.7%	0.2%
Acquisitions	(0.1)%	—

Gross profit margin—end of year	52.9%	52.7%

Selling, general and administrative (“SG&A”) expenses

	2011	2010	2009
SG&A	$597	$548	$518
Percentage of Sales	23.8%	24.1%	24.1%

The increase in SG&A expenses of $49 during the year ended December 31, 2011 as compared to 2010 is due primarily to changes in foreign currency exchange rates which increased SG&A by $17, higher SG&A resulting from the new acquisitions which added $12 and higher legal and professional services of $5. The increase in SG&A expenses of $30 during the year ended December 31, 2010 as compared to 2009 is due primarily to higher incentive compensation costs of $27 compared to 2010 as a result of achievement of certain financial metrics and higher payroll costs.

Research and development (“R&D”) expenses

	2011	2010	2009
R&D	$72	$66	$63
Percentage of Sales	3.0%	3.0%	2.9%

As a percentage of sales research and development expenses were largely unchanged for each of the three years shown above. Research and development expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Restructuring costs

In the fourth quarter of 2009, the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. As of September 30, 2011, all exit activities were substantially complete and all restructuring expenses had been incurred. These exit activities impacted approximately 240 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was completed at December 31, 2010.

The following provides a summary of restructuring costs by period indicated. As each of the restructuring programs is substantially complete as of December 31, 2011, no additional restructuring costs related to these programs are expected with respect to the above described plans.

	Employee Termination Benefits	Other Restructuring Costs	Total
Years ended December 31,
2011	$6	$2	$8
2010	18	6	24
2009	5	4	9
As of December 31, 2011
Cumulative restructuring costs for these programs	$29	$12	$41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of long-lived assets impacted by these restructuring activities.

Impairment Charge

No impairment cost was incurred in 2011. An impairment charge of $7 was recorded in 2010 to reflect an other-than-temporary impairment of a long-term investment as a result of the net realizable value being less than the carrying cost.

Interest, net

Net interest expense was $7, $7 and $10 in 2011, 2010 and 2009, respectively. Net interest expense in 2011 was unchanged from 2010 expense. Lower interest rates and lower average debt levels in 2010 reduced net interest expense from 2009.

Income Taxes

Income taxes, which include federal, state and international taxes were 28.6 percent, 29.4 percent and 29.2 percent of pretax income in 2011, 2010 and 2009, respectively. The lower effective tax rate for the full year of 2011 compared to the same period in 2010 is primarily due to benefits derived from the expiration of certain tax audit periods and the associated reversal of the related uncertain tax position. The higher effective tax rate for the full year of 2010 compared to the same period in 2009 is primarily due to an increase of certain tax contingencies from non-recurring audit activity benefits realized in 2009 and was partially offset by a higher U.S. manufacturing deduction in 2010.

Our effective tax rate for 2012 is expected to be approximately 30—31 percent.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$495	$523	$516
Investing activities	(191)	(182)	(160)
Financing activities	(200)	(161)	(250)

Operating Activities

Net cash provided by operating activities of $495 decreased $28 or 5 percent in 2011 compared to 2010. In 2011, the Company used $63 of cash to increase its inventory to enhance customer service levels. Accounts receivable levels also increased by $35 as a result of higher sales levels and timing of customer payments, The cash uses were partially offset by higher net income of $73.

Net cash provided by operating activities of $523 increased $7 or 1 percent in 2010 compared to 2009. This increase relates primarily to higher net income partially offset by lower cash provided from working capital, particularly inventory as the substantial inventory reductions realized in 2009 as a result of a focused effort to reduce lead times and safety stock did not repeat in 2010.

Investing Activities

Cash used for investing activities of $191 in 2011 increased $9 from 2010 primarily due to increased cash used to purchase short-term investments of $22, which was partially offset by additional proceeds from the sale of short-term investments of $14.

Cash used for investing activities of $182 in 2010 increased $22 from 2009 primarily due to increased cash used for acquisitions of businesses. In 2010, the Company used cash of $80 for acquisitions of businesses compared to $6 in 2009. No single acquisition during the year was significant to the Company’s results of operations. This increase in cash used for acquisitions was partially offset by a decrease in capital spending, which was $99 in 2010 compared to $120 in 2009 as the Company substantially completed the expansion of its biotech fermentation facility in Israel and the addition of manufacturing capacity for viral products and active pharmaceutical ingredients in the U.S., and a decrease in purchases of technology which amounted to zero in 2010 compared to $19 in 2009.

For 2012, capital spending is expected to be approximately $125.

Financing Activities

Cash used in financing activities was $200 in 2011. Other senior notes of $100 matured and were repaid in December 2011. Additionally, the Company used $86 to pay dividends and used $134 for its share buy back program. The Company received $81 through the issuance of short-term debt, and also received $34 of cash from the exercise of stock options associated with its long-term incentive compensation program.

Cash used in financing activities was $161 in 2010. The Company issued $300 10-year fixed rate senior notes, of which, the Company received $298 after $2 of expenses. Other senior notes of $100 matured and were repaid in September 2010. Additionally, the Company paid back $238 of short-term debt, used $78 to pay dividends and used $99 for its share buy back program. The Company also received $45 of cash from the exercise of stock options associated with its long-term incentive compensation program.

Share Repurchases

On November 8, 2011, the Company’s Board of Directors extended the authorization to repurchase the remaining 2.4 million shares under the existing share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares. These authorizations expire on November 8, 2014. This brings the total authorization to 110 million shares. At December 31, 2011 and December 31, 2010, the Company had repurchased a total of 98 million shares and 96 million shares, respectively. There were 121 million shares outstanding as of December 31, 2011. The Company expects to continue to offset the dilutive impact of issuing share based incentive compensation with future share repurchases. Further, the Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include the disruption to the securities markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

The Company has considered the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to availability of and the Company’s access to short-term credit, including the market for commercial paper. Based on discussions held with the Company’s lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable within the next twelve months. Management believes that the Company’s financial condition is such that internal and external resources are sufficient and available to satisfy the Company’s requirements for debt service, capital expenditures, selective acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations and working capital presently and for the next twelve months.

It is management’s view that cash provided by operating activities, along with its available credit facilities is sufficient to fund the operations of the business for the next twelve months.

The Company has a $450 five-year revolving credit facility with a U.S. syndicate of banks that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At December 31, 2011 and December 31, 2010, the Company had $221 and $139 outstanding under this facility through its commercial paper program.

The Company also has a $200 seven-year multi-currency European revolving credit facility with a syndicate of banks maturing in March 2014. At December 31, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under this facility.

Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won with a total commitment of 20 billion Korean Won ($17 U.S. Dollars) expiring March 7, 2012. No borrowings were outstanding at December 31, 2011 and December 31, 2010.

Sigma-Aldrich Japan has two credit facilities denominated in Japanese Yen having a total commitment of 2 billion Japanese Yen ($26 U.S. Dollars) with one facility due April, 28, 2012 and the other representing a line of credit with no expiration. No borrowings were outstanding at December 31, 2011 and December 31, 2010.

The Company has other short-term credit facilities denominated in foreign currencies in addition to those mentioned above. Although there were no borrowings under the facilities at December 31, 2011, the facilities are available to the Company with total commitments converted into U.S. Dollars of $3 on December 31, 2011 and December 31, 2010.

Long-term debt including current maturities at December 31, 2011 was $300 compared to $400 in 2010. The decrease in long term debt is due to the repayment of $100 of senior notes on December 5, 2011. The remaining liability consists of a 3.375 percent fixed rate Senior Note due November 1, 2020. Total debt as a percentage of total capitalization was 19.2 percent and 21.4 percent at December 31, 2011 and 2010, respectively.

Total debt at December 31, 2011 was $521 compared to $539 at December 31, 2010.

As of December 31, 2011, the Company has sufficient net worth to allow for borrowing the full capacity under each facility agreement without any restriction related to compliance with the respective debt covenants. For a description of the Company’s material debt covenants, see Note 5—Notes Payable and Note 6—Long Term Debt to the Company’s consolidated financial statements in Item 8—Financial Statements and Supplementary Data of Part II of this Report.

At December 31, 2011, substantially all of the Company’s total cash and cash equivalents were held by its international subsidiaries. The majority of these foreign cash balances are associated with earnings which the Company has asserted are permanently reinvested and which the Company plans to use to support its operations and continued growth plans outside of the U.S. The Company has sufficient additional liquidity in the U.S. to fund its operations and capital plans and, accordingly, has no immediate need to repatriate any of its cash held by international subsidiaries. The Company may, however, periodically make distributions from its international subsidiaries to its U.S. parent, but such distributions will generally occur only if they can be made in tax efficient manner.

On October 5, 2009, the Company announced a major expansion of its existing license agreement with Sangamo BioSciences, Inc. (“Sangamo”) to include the exclusive rights to develop and distribute zinc finger DNA binding protein (“ZFP”)-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals for livestock, companion animals and therapeutic protein production. Under this agreement, the Company made initial payments of $20 to Sangamo, consisting of an upfront license payment of $15 and $5 for the purchase of shares of Sangamo common stock. Sangamo is eligible to earn additional contingent commercial license fees of up to $5 based on certain conditions and additional contingent milestone payments of up to $25 based on cumulative sales. No material amounts were paid to Sangamo under this agreement in either 2011 or 2010.

On January 31, 2012, the Company completed its acquisition of BioReliance Holdings, Inc. (“BioReliance”), a leading provider of global biopharmaceutical testing services, from Avista Capital Partners. BioReliance’s sales were $126 and $110 in 2011 and 2010, respectively. The purchase price of $350, net of cash acquired and subject to normal post-closing adjustments, was paid in cash upon completion of the acquisition on January 31, 2012, and was funded with a combination of existing cash and credit facilities.

Other Matters

The Company is involved in legal proceedings incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at December 31, 2011.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion at the Company’s facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was approved by the Court of Common Pleas of Montgomery County in Ohio on October 28, 2011. There have been no appeals of the decision and payment has been made to the claims administrator which has closed out this matter.

At December 31, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5—Notes Payable, Note 6—Long-Term Debt, Note 8—Lease Commitments and Note 14— Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements in Item 8—Financial Statements and Supplementary Data of Part II of this Report.

Aggregate Contractual Obligations

The following table presents contractual obligations of the Company at December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt	$300	$—	$—	$—	$300
Interest payments related to long-term debt	89	10	20	20	39
Operating lease obligations	112	29	37	24	22
Purchase obligations(1)	180	62	43	35	40

Total	$681	$101	$100	$79	$401

(1)	Purchase obligations include open purchase orders, long-term service and supply agreements and other contractual obligations.

See Note 6—Long-Term Debt and Note 8 - Lease Commitments to the Company’s consolidated financial statements contained in Item 8—Financial Statements and Supplementary Data of Part II of this Report for additional disclosures related to long-term debt and lease commitments, respectively.

See Note 14—Pension and Other Post-Retirement Benefit Plans to the Company’s consolidated financial statements contained in Item 8—Financial Statements and Supplementary Data of Part II of this Report for obligations with respect to its pension and post-retirement medical benefit plans.

The above table excludes $33 of liabilities related to uncertain tax positions. See Note 10—Income Taxes to the Company’s consolidated financial statements contained in Item 8—Financial Statements and Supplementary Data of Part II of this Report for detail on this obligation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Inflation

Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and higher material and other operating costs. The Company tries to minimize these effects through focused cost reduction programs and productivity improvements as well as price increases to its customers. It is management’s view that inflation, net of customer price increases, has not had a significant impact on the consolidated financial statements during the three years ended December 31, 2011.

Market Risk Sensitive Instruments And Positions

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At December 31, 2011, the Company’s outstanding debt represents 19.2 percent of total book capitalization. 58 percent of the Company’s outstanding debt at December 31, 2011 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations or financial condition, including liquidity. Interest rates are further described in Note 5—Notes Payable and Note 6—Long-Term Debt to the consolidated financial statements in Item 8 of Part II of this Report.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates increased diluted earnings per share by $0.16 and $0.12 for December 31, 2011 and 2010, respectively, when compared to their respective prior periods. The impact of changes in foreign currency exchange rates decreased diluted earnings per share by $0.40 for December 31, 2009 when compared to the prior year.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses foreign currency forward exchange contracts to hedge the value of certain receivables and payables denominated in foreign currencies. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in selling, general and administrative expenses in the Company’s consolidated statements of income. The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the contracts are in established currencies such as the Euro, British Pound and Israeli Shekel, management does not believe that a significant risk exists of contracts becoming unavailable in the global marketplace within the next 12 months.

The market risk of the Company’s foreign currency forward exchange contracts at December 31, 2011, assuming a hypothetical 10 percent change in foreign currency exchange rates, would be less than $1 on income before income taxes.

Item 8.	Financial Statements and Supplementary Data.

Sigma-Aldrich Corporation

Consolidated Statements of Income

($ In Millions, Except Per Share Data)

	Years ended December 31,
	2011	2010	2009
Net sales	$2,505	$2,271	$2,148
Cost of products sold	1,181	1,075	1,058

Gross profit	1,324	1,196	1,090
Selling, general and administrative expenses	597	548	518
Research and development expenses	72	66	63
Restructuring costs	8	24	9
Impairment charge	—	7	—

Operating income	647	551	500
Interest, net	7	7	10

Income before income taxes	640	544	490
Provision for income taxes	183	160	143

Net income	$457	$384	$347

Weighted average number of shares outstanding—Basic	121	121	122
Weighted average number of shares outstanding—Diluted	123	123	124
Net income per share—Basic	$3.78	$3.17	$2.84
Net income per share—Diluted	$3.72	$3.12	$2.80

The accompanying notes are an integral part of these statements.

Sigma-Aldrich Corporation

Consolidated Balance Sheets

($ In Millions, Except Per Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$665	$569
Accounts receivable, net	319	287
Inventories	668	606
Deferred taxes	55	62
Other	86	77

Total current assets	1,793	1,601

Property, plant and equipment:
Land	51	50
Buildings and improvements	764	754
Machinery and equipment	888	867
Construction in progress	120	68
Less—accumulated depreciation	(1,060)	(1,006)

Property, plant and equipment, net	763	733

Goodwill, net	466	438
Intangibles, net	159	157
Other	100	98

Total assets	$3,281	$3,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$221	$239
Accounts payable	143	121
Payroll	67	71
Income taxes	34	31
Other	73	69

Total current liabilities	538	531

Long-term debt	300	300
Pension and post-retirement benefits	143	110
Deferred taxes	22	41
Other	79	69

Total liabilities	1,082	1,051

Stockholders’ equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at December 31, 2011 and 2010; 121 million shares outstanding at December 31, 2011 and 122 million shares outstanding at December 31, 2010.	202	202
Capital in excess of par value	225	194
Common stock in treasury, at cost, 81 million shares at December 31, 2011 and 80 million shares at December 31, 2010	(2,165)	(2,051)
Retained earnings	3,907	3,536
Accumulated other comprehensive income	30	95

Total stockholders’ equity	2,199	1,976

Total liabilities and stockholders’ equity	$3,281	$3,027

The accompanying notes are an integral part of these statements.

Sigma-Aldrich Corporation

Consolidated Statements of Stockholders’ Equity

($ In Millions, Except Per Share Data)

	Common Stock	Capital in Excess of Par Value	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance, December 31, 2008	$202	$133	$(1,935)	$2,954	$25	$1,379
Net income	—	—	—	347	—	347	$347
Other comprehensive income—Foreign currency translation	—	—	—	—	55	55	55
Pension and Post Retirement	—	—	—	—	3	3	3
Unrealized gain on securities, net	—	—	—	—	1	1	1

Comprehensive income	—	—	—	—	—	—	$406

Dividends ($0.58 per share)	—	—	—	(71)	—	(71)
Shares exchanged for stock options	—	(1)	—	—	—	(1)
Exercise of stock options	—	15	16	—	—	31
Restricted stock grant	—	2	3	—	—	5
Stock-based compensation expense	—	6	—	—	—	6
Stock repurchases	—	—	(67)	—	—	(67)
Minority interest purchase	—	(2)	—	—	—	(2)

Balance, December 31, 2009	$202	$153	$(1,983)	$3,230	$84	$1,686
Net income	—	—	—	384	—	384	$384
Other comprehensive income—Foreign currency translation	—	—	—	—	10	10	10
Pension and Post Retirement	—	—	—	—	(4)	(4)	(4)
Unrealized gain on securities, net	—	—	—	—	5	5	5

Comprehensive income	—	—	—	—	—	—	$395

Dividends ($0.64 per share)	—	—	—	(78)	—	(78)
Exercise of stock options	—	30	30	—	—	60
Restricted stock grant	—	4	1	—	—	5
Stock-based compensation expense	—	7	—	—	—	7
Stock repurchases	—	—	(99)	—	—	(99)

Balance, December 31, 2010	$202	$194	$(2,051)	$3,536	$95	$1,976
Net income	—	—	—	457	—	457	$457
Other comprehensive income—Foreign currency translation	—	—	—	—	(39)	(39)	(39)
Pension and Post Retirement	—	—	—	—	(22)	(22)	(22)
Unrealized loss on securities, net	—	—	—	—	(4)	(4)	(4)

Comprehensive income	—	—	—	—	—	—	$392

Dividends ($0.72 per share)	—	—	—	(86)	—	(86)
Exercise of stock options	—	21	16	—	—	37
Restricted stock grant	—	3	4	—	—	7
Stock-based compensation expense	—	7	—	—	—	7
Stock repurchases	—	—	(134)	—	—	(134)

Balance, December 31, 2011	$202	$225	$(2,165)	$3,907	$30	$2,199

Common stock shares issued and common stock shares in treasury are summarized below (in millions):	Common Stock Issued	Common Stock in Treasury
Balance, December 31, 2008	202	80
Exercise of stock options	—	(1)
Stock repurchases	—	1

Balance, December 31, 2009	202	80
Exercise of stock options	—	(2)
Stock repurchases	—	2

Balance, December 31, 2010	202	80
Exercise of stock options	—	(1)
Stock repurchases	—	2

Balance, December 31, 2011	202	81

The accompanying notes are an integral part of these statements.

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows

($ In Millions)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$457	$384	$347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	93	92
Deferred income taxes	6	(2)	(7)
Stock-based compensation expense	18	22	17
Restructuring costs, net of payments	—	15	9
Impairment charge	—	7	—
Other	(1)	(7)	3
Changes in assets and liabilities:
Accounts receivable	(35)	1	(9)
Inventories	(63)	8	71
Accounts payable	23	8	(5)
Income taxes	5	(12)	(5)
Other	(21)	6	—

Net cash provided by operating activities	495	523	516

Cash flows from investing activities:
Capital expenditures	(104)	(99)	(120)
Purchases of short-term investments	(65)	(43)	(25)
Proceeds from sales of short-term investments	55	41	8
Acquisitions of businesses, net of cash acquired	(75)	(80)	(6)
Purchases of technology	—	—	(19)
Other, net	(2)	(1)	2

Net cash used in investing activities	(191)	(182)	(160)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	81	(238)	(135)
Issuance of long-term debt	—	298	—
Repayment of long-term debt	(100)	(100)	(7)
Dividends	(86)	(78)	(71)
Share repurchases	(134)	(99)	(67)
Proceeds from exercise of stock options	34	45	24
Excess tax benefits from stock-based compensation	5	11	6

Net cash used in financing activities	(200)	(161)	(250)

Effect of exchange rate changes on cash	(8)	16	15

Net change in cash and cash equivalents	96	196	121

Cash and cash equivalents at January 1	569	373	252

Cash and cash equivalents at December 31	$665	$569	$373

Supplemental disclosures of cash flow information:
Income taxes paid	$162	$163	$145
Interest paid, net of capitalized interest	13	11	13

The accompanying notes are an integral part of these statements.

Sigma-Aldrich Corporation

Notes To Consolidated Financial Statements

($ In Millions, Except Per Share Data)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. The Company develops, manufactures, purchases and distributes a broad range of high quality biochemicals and organic chemicals throughout the world. These chemical products and kits are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic and other high technology manufacturing.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Financial Instruments. The Company has no financial instruments that have a materially different fair value than the respective instrument’s carrying value, except as described in Note 6—Long-Term Debt and Note 7—Financial Derivatives and Risk Management.

Sales. Sales, which include shipping and handling fees billed to customers, are recognized upon transfer of title of the product to the customer, which generally occurs upon shipment to the customer, and is not dependent upon any post-shipment obligations.

Research and Development. Expenditures relating to the development of new products and processes, including significant improvements to existing products or processes, are expensed as incurred as research and development.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand and investments with original maturities of less than three months.

Property, Plant and Equipment. The cost of property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method with lives ranging from three to twelve years for machinery and equipment and fifteen to forty years for buildings and improvements. Depreciation expense was $89, $80, and $81 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company capitalizes interest as part of the cost of constructing major facilities and equipment.

Goodwill. FASB ASC Subtopic 350-20 “Goodwill” requires the Company to assess goodwill for impairment rather than to systematically amortize goodwill against earnings. The goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. The Company has determined that no impairment of goodwill existed at December 31, 2011 or 2010.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment.

Foreign Currency Translation. Assets and liabilities denominated in currencies other than the U.S. dollar and in a subsidiary’s functional currency are translated at period end exchange rates and profit and loss accounts are translated at the weighted average exchange rates during the reporting period. Resulting translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive income or loss (“AOCI”). Assets and liabilities denominated in a currency other than the subsidiary’s functional currency are translated to the subsidiary’s functional currency at period end exchange rates. Resulting gains and losses are recognized in the consolidated statements of income.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the years presented. Actual results could differ from those estimates under different assumptions or conditions.

Reclassifications. The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with the presentation used in 2011.

Effect of New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” to allow entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim impairment tests performed in fiscal years beginning after December 15, 2011 and earlier adoption is permitted. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and is applied prospectively. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

NOTE 2: Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$5	$6
Additions	2	—
Deductions	(1)	(1)

Balance, end of year	$6	$5

NOTE 3: Inventories

The principal categories of inventories at December 31, 2011 and 2010 are as follows:

	2011	2010
Finished goods	$544	$507
Work in process	33	24
Raw materials	91	75

Total	$668	$606

Inventories are valued at the lower of cost or market. Costs for 73 percent of inventories are determined using a weighted average actual cost method. Costs for 27 percent of inventories are determined using the last-in, first-out method. If the value of all last-in, first-out inventories had been determined using the weighted average actual cost method, inventories would have been $4 and $3 higher than reported at December 31, 2011 and 2010, respectively.

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

NOTE 4: Intangible Assets

The Company’s amortizable and unamortizable intangible assets at December 31, 2011 and 2010 are as follows:

	Cost		Accumulated Amortization
	2011	2010	2011	2010
Amortizable intangible assets:
Patents	$15	$14	$8	$7
Licenses	41	40	12	9
Customer relationships	135	123	44	36
Technical knowledge	25	22	11	9
Other	24	23	16	13

Total amortizable intangible assets	$240	$222	$91	$74

Unamortizable intangible assets:
Goodwill	$492	$464	$26	$26
Trademarks and trade names	18	17	8	8

Total unamortizable intangible assets	$510	$481	$34	$34

The Company added $19 of acquired amortizable intangible assets during 2011. This amount includes adjustments associated with the finalization of purchase price allocations for acquisitions made during 2010.

The Company recorded amortization expense related to amortizable intangible assets of $17, $13 and $11 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated useful lives for amortizable intangible assets range from one to twenty years and are amortized using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range of approximately $13 to $17 from 2012 through 2016.

Changes in net goodwill for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$438	$401
Acquisitions	30	40
Impact of changes in foreign currency exchange rates	(2)	(3)

Balance, end of year	$466	$438

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

NOTE 5: Notes Payable

Notes payable consists of the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Outstanding	Weighted Average Interest Rate	Outstanding	Weighted Average Interest Rate
Commercial paper(1)	$221	0.1%	$139	0.2%
$200 European revolving credit facility, due March 13, 2014(2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due March 7, 2012(3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities(5)	—	—	—	—

Total notes payable	221	0.1%	139	0.2%
Plus—current maturities of long-term debt	—	—	100	5.1%

Total notes payable and current maturities of long-term debt	$221	0.1%	$239	2.3%

(1)	The Company has a $450 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At December 31, 2011 and December 31, 2010, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the credit facility, were $2,080 and 20.0 percent, respectively, at December 31, 2011.
(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the respective agreement, were $2,080 and 20.0 percent, respectively, at December 31, 2011.
(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($17) at December 31, 2011.
(4)	Sigma-Aldrich Japan has two credit facilities having a total commitment of 2 billion Japanese Yen ($26) with one facility due April 28, 2012 and the other representing a line of credit with no expiration.
(5)	There were no borrowings under these facilities which have total commitments converted into U.S. Dollars of $3 at December 31, 2011.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At December 31, 2011, there were no existing events of default that would require the Company to honor these guarantees.

As of December 31, 2011, the Company has sufficient net worth to allow for borrowing the full capacity under each facility agreement without any restriction related to compliance with the respective debt covenants.

NOTE 6: Long-Term Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Senior notes, due December 5, 2011(1)	—	—	100	5.1%
Senior notes, due November 1, 2020(2)	300	3.4%	300	3.4%

Total	300	3.4%	400	3.8%
Less—current maturities	—	—	(100)	5.1%

Total long-term debt	$300	3.4%	$300	3.4%

(1)	The Company’s 5.11 percent Senior Notes matured and were repaid on December 5, 2011. Interest on the notes was payable June 5 and December 5 of each year. At December 31, 2010, this Note was included in the current maturities of long-term debt outstanding. The Senior Note agreement contained financial covenants that required a ratio of consolidated debt to total capitalization of no more than 60 percent and an aggregate amount of all consolidated priority debt of no more than 30 percent of consolidated net worth. The Company was in compliance with the financial covenant throughout the term of the agreement and upon maturity.
(2)	On October 25, 2010, the Company issued $300 of 3.375 percent Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, three months prior to the maturity date at a redemption price equal to 100 percent of the principal amount plus accrued interest.

Total interest expense incurred on short-term and long-term debt, after a reduction for capitalized interest, was $13, $10, and $12 in 2011, 2010, and 2009, respectively.

The fair value of long-term debt as calculated using the present value of the aggregate cash flows from principal and interest payments over the life of the debt discounted at current market interest rates, was approximately $311 and $403 at December 31, 2011 and 2010, respectively.

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

The Company’s principal foreign currency forward exchange contracts are principally for the Euro, British Pound, Israeli Shekel, Indian Rupee and Chinese Yuan. These contracts are recorded at fair value and are included in other current assets and liabilities. Resulting gains and losses are included in selling, general and administrative expenses and are partially or completely offset by changes in the value of related exposures. The duration of the contracts typically does not exceed six months.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these foreign currency forward exchange contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of these exchange contracts are in currencies such as the Euro, British pound and Israel Shekel, management does not believe that a significant risk exists that these contracts becoming unavailable in the global marketplace within the next 12 months.

The notional amount of open foreign currency forward exchange contracts at December 31, 2011 and 2010 was $146 and $122, respectively. The fair value of these contracts was not material at December 31, 2011 and 2010.

NOTE 8: Lease Commitments

The Company and its subsidiaries lease manufacturing, office and warehouse facilities and computer equipment under non-cancelable operating leases expiring at various dates. Rent expense was $41, $39 and $39 in 2011, 2010, and 2009, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2011, are as follows:

2012	$29
2013	21
2014	16
2015	12
2016	11
2017 and thereafter	22

Note 9: Restructuring Activities

In the fourth quarter of 2009, the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. As of September 30, 2011, all exit activities were substantially complete and all restructuring expenses had been incurred. These exit activities impacted approximately 240 employees and were intended to reduce the Company’s fixed cost structure and better align its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was completed at December 31, 2010.

The following provides a summary of restructuring costs by period indicated. As each of the restructuring programs is substantially complete as of December 31, 2011, no additional restructuring costs related to these programs are expected with respect to the above described plans.

	Employee Termination Benefits	Other Restructuring Costs	Total
Years ended December 31,
2011	$6	$2	$8
2010	18	6	24
2009	5	4	9
As of December 31, 2011
Cumulative restructuring costs for these programs	$29	$12	$41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of long-lived assets impacted by these restructuring activities.

The following is a roll forward of the liabilities since December 31, 2009. The liabilities are reported as a component of other current liabilities in the accompanying consolidated balance sheets.

	Employee Termination Benefits	Other Restructuring Costs	Total
Balance as of December 31, 2009	$2	$1	$3
Charges	18	6	24
Transferred to pension and other post- retirement benefit plans	(7)	—	(7)
Payments and other adjustments	(9)	(6)	(15)

Balance as of December 31, 2010	4	1	5
Charges	6	2	8
Payments and other adjustments	(7)	(3)	(10)

Balance as of December 31, 2011	$3	$—	$3

In the fourth quarter of 2010, the Company met the recognition threshold for settlement accounting under Financial Accounting Standards Board ASC Topic 715 Compensation—Retirement Benefits and accordingly recorded $7 of expense in that period. This amount is reflected in the total restructuring costs above.

NOTE 10: Income Taxes

The components of income before income taxes consisted of the following for the years ended December 31:

	2011	2010	2009
United States operations	$438	$344	$320
International operations	202	200	170

Total income before taxes	$640	$544	$490

The provision for income taxes consists of the following for years ended December 31:

	2011	2010	2009
Current:
Federal	$136	$111	$96
State and local	8	9	8
International	38	38	41

Total current	182	158	145

Deferred:
Federal	(6)	(7)	(6)
State and local	(3)	(1)	(1)
International	10	10	5

Total deferred	1	2	(2)

Provision for income taxes	$183	$160	$143

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the Company’s effective tax rate are as follows for the years ended December 31:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
U.S. manufacturing deduction	(2.0)	(2.0)	(1.5)
State and local income taxes, net of federal benefit	0.8	0.9	1.0
Research and development credits	(0.6)	(0.6)	(0.7)
International taxes	(3.5)	(4.5)	(4.3)
Tax audits and unrecognized tax positions	(0.8)	0.1	(0.7)
Other, net	(0.3)	0.5	0.4

Total effective tax rate	28.6%	29.4%	29.2%

The Company’s effective tax rates for the years ended December 31, 2011, 2010 and 2009 were 28.6 percent, 29.4 percent and 29.2 percent, respectively. The tax audits and unrecognized tax positions provided a net benefit in 2011 and 2009 as a result of statute of limitation expirations of open examination periods by the taxing authorities. The international taxes benefit is primarily the result of certain countries in which we operate having lower statutory tax rates than the U.S. statutory tax rate and the benefits associated with certain international restructurings.

Undistributed earnings of the Company’s international subsidiaries amounted to approximately $969 at December 31, 2011. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. No provision has been made for U.S. income taxes on the undistributed earnings of the Company’s international subsidiaries where the earnings are considered permanently invested or otherwise indefinitely retained for continuing international operations. At this time, it is not practicable to determine the amount of deferred income taxes payable on the unremitted foreign earnings of the Company. The Company may, however, periodically make distributions from its international subsidiaries to its U.S. parent, but such distributions will generally occur only if they can be made in a tax efficient manner. As such, the Company does not anticipate that distributions will result in any significant increase to its U.S. tax liability above that which has been previously recorded.

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statements and tax reporting of income and expense items. The net deferred tax assets/liabilities at December 31, 2011 and 2010, respectively, result from the following temporary differences:

	2011	2010
Deferred tax assets:
Inventories	$43	$48
Net operating loss carryforwards	20	21
Post-retirement benefits and other employee benefits	44	43
Amortization	9	16
Pension benefits	26	18
Other	21	5

Total deferred tax assets	163	151
Valuation allowances	(4)	(1)

Net deferred tax assets	159	150

Deferred tax liabilities:
Property, plant and equipment	(89)	(90)

Total deferred tax liabilities	(89)	(90)

Net deferred tax assets	$70	$60

The net operating loss carryforwards relate to domestic and international operations. At December 31, 2011, $17 of these deferred tax assets expire between 2012 and 2031 and the remainder of these assets have no expiration. The Company has provided valuation allowances on these deferred tax assets of approximately $4. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Deferred tax assets and liabilities in the preceding table, netted by taxing jurisdiction, are included in the following captions in the Consolidated Balance Sheets at December 31:

	2011	2010
Deferred tax assets	$55	$62
Other assets	38	39
Other accrued expenses	(1)	—
Deferred tax liabilities	(22)	(41)

Net deferred tax assets	$70	$60

Uncertain Tax Positions. The Company and its subsidiaries file income tax returns for U.S. federal, and for various state, local and international taxes, as applicable. The Company is no longer subject to, with limited exceptions, U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The following table sets forth changes in the total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31:

	2011	2010	2009
Balance, beginning of year	$21	$25	$32
Tax positions related to current year:
Additions	6	4	4
Reductions	—	—	—
Tax positions related to prior years:
Additions	18	—	1
Reductions	(3)	—	(4)
Settlements	—	—	(2)
Statutes of limitation expirations	(9)	(8)	(6)

Balance, end of year	$33	$21	$25

At December 31, 2011, 2010, and 2009, respectively, there are $21, $17 and $16 of net unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company believes it is reasonably possible that the unrecognized tax benefits at December 31, 2011 may decrease by approximately $1 due to audit activity and statute of limitation expirations in several jurisdictions within 12 months of December 31, 2011.

The Company accrues interest related to unrecognized tax benefits, net of tax and penalties as components of its income tax provision. The Company recognized approximately $2, $1 and $1 of benefit in 2011, 2010, and 2009, respectively, related to interest and penalties. The Company had accrued approximately $2 and $4 for payment of interest, net of tax and penalties as of December 31, 2011 and 2010, respectively.

NOTE 11: Contingent Liabilities and Commitments

The Company is involved in legal proceedings incidental to its business, as described below:

Insurance and Other Contingent Liabilities and Commitments

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at December 31, 2011.

A class action complaint was filed against a subsidiary of the Company in the Montgomery County, Ohio Court of Common Pleas related to a 2003 explosion at the Company’s facility in Miamisburg, Ohio. The case was partially certified as a class action in 2005, and proceedings, including two jury trials and an appeal to the Ohio Supreme Court, continued into 2011. The parties reached a settlement of the entire case in an amount which is not material to the Company’s consolidated financial condition, results of operations or liquidity. The settlement agreement was approved by the Court of Common Pleas of Montgomery County in Ohio on October 28, 2011. There have been no appeals of the decision and payment has been made to the claims administrator which closed this matter.

At December 31, 2011, there were no other known contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5—Notes Payable, Note 6—Long-Term Debt, Note 8—Lease Commitments and Note 14—Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements contained in Item 8—Financial Statements and Supplementary Data of Part II of this Report.

NOTE 12: Common Stock

The Company’s 2003 Long-Term Incentive Plan (the “2003 LTIP”), permits the granting of incentive or nonqualified stock options as well as stock appreciation rights, performance shares, restricted stock and other stock-based awards. The 2003 LTIP permits the distribution of up to 11,000,000 shares of the Company’s common stock, subject to increase for any shares forfeited under other equity compensation plans after the effective date of the 2003 LTIP. Shares issued under the 2003 LTIP may be authorized and unissued shares or treasury shares. This plan permits the award of non-qualified stock options to those members of the Board of Directors who are not employees of the Company. Under this plan, a non-employee Director will receive an initial option to purchase 20,000 shares of common stock on the date of his or her initial election as a Director. Additional awards of options to purchase 10,000 shares are made to each eligible Director on the day after each annual shareholders’ meeting if the non-employee Director has served on the Board of Directors for at least six months. Incentive and nonqualified stock options may not have an option exercise price of less than the fair market value of the shares at the date of the grant. Options generally become exercisable from three months to three years following the grant date and expire ten years after the grant date. Including shares forfeited or swapped, 2,504,375 shares of the Company’s common stock remain to be awarded at December 31, 2011 under this plan.

As of December 31, 2011, the Company expects $17 of unrecognized expense related to granted, but nonvested stock-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 1.3 years.

Stock-based compensation expense is included in selling, general and administrative expenses. The stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $18, $22 and $17, respectively. The tax benefit related to this expense was $6, $8 and $5 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model and recognizes each grant’s fair value over the period that the options vest, which for employees is three years and Directors is three months. During the year ended December 31, 2011, the Company granted a total of 413,130 stock options under the 2003 LTIP.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants are as follows:

	2011	2010	2009
Expected term (years)	4.8	4.7	4.6
Expected volatility	30.68%	30.15%	28.89%
Risk-free interest rate	2.17%	2.16%	1.82%
Dividend yield	1.13%	1.26%	1.04%

Expected term—The expected term of the options represents the period of time between the grant date and the time the options are either exercised or forfeited, including an estimate of future forfeitures for outstanding options. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, the Company has used the “simplified” method for “plain vanilla” options to estimate the expected term of options granted prior to 2008.

Expected volatility—The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price for a period approximating the expected term.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and a maturity that approximates the expected term.

Dividend yield—The dividend yield is based on the Company’s authorized quarterly dividend, approved by the Board of Directors during the respective periods noted above, and the Company’s expectation for dividend yields over the expected term.

The following table presents activity for the Company’s stock option plans, including the 2003 LTIP, the Stock Option Plan of 2000, the 1998 Directors’ Non-Qualified Share Option Plan and the Share Option Plan of 1995. A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2011 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2011	4,730,470	$36.32
Granted	413,130	63.88
Exercised	(926,311)	34.01
Forfeited	(25,871)	49.58

Stock Options outstanding, December 31, 2011	4,191,418	39.47	58.88 months	$97
Stock Options exercisable at December 31, 2011	3,637,194	37.08	52.17 months	$93

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $30, $54, and $25, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $17.05, $12.87, and $9.78 per share, respectively.

Performance Units Performance Unit awards in 2011, 2010 and 2009 were 220,305; 297,695 and 396,214 units, respectively. The Performance Units awarded in 2011, 2010 and 2009 contain a three-year service period and vest beginning on the grant date and ending on December 31, 2013, 2012 and 2011, respectively. The actual Performance Units awarded are determined at the end of the performance period with possible payouts ranging from 0 percent to 150 percent of the target amount based upon the achievement of specified performance criteria. One-half of the awards issued are based upon the Company’s three-year average return on equity ratio calculation and one-half of the awards are based upon the Company’s three-year average sales growth (adjusted for changes in foreign currency exchange rates). For awards made prior to 2011, one half of the Performance Unit payout is paid in shares of the Company’s common stock. The remaining half is paid in cash equivalent to the closing market price of the Company’s stock on the last day of the performance period. Subject to meeting the performance criteria, the entire 2011 Performance Unit grant will be paid in shares of the Company’s common stock. The Company expenses the expected cost of the equity portion of these awards over the vesting period beginning on the grant date and ending on December 31 of the third subsequent fiscal year. The value of the Performance Units to be paid in cash is determined based on the closing market price of the Company’s stock at each quarter-end and ratably expensed during the remaining performance period. Therefore, the related stock-based compensation expense will fluctuate with the value of the Company’s stock. The expense for the entire number of Performance Units awarded is dependant upon the probability of achieving the specific financial targets and is recorded ratably over the remaining vesting period.

A summary of the Company’s nonvested Performance Units as of December 31, 2011, and changes during the year then ended, is reflected in the table below. The Weighted Average Grant Date Fair Value includes both the fair value at grant date for the equity portion of the Performance Unit and the fair value of the cash portion of the Performance Unit.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value
Nonvested Performance Units outstanding, January 1, 2011	517,401	$52.62
Granted	220,305	63.89
Vested (1)	(220,286)	50.64
Forfeited (2)	(104,731)	59.71

Nonvested Performance Units outstanding, December 31, 2011	412,689	61.73

(1)	Represents the entire amount of Performance Units which vested during the year ended December 31, 2011. Of the Performance Units which vested, 803 were paid out in 2011 and the remaining were outstanding as of December 31, 2011.
(2)	Includes reductions due to employee terminations and reductions as a result of the Company not meeting certain performance targets.

The weighted average grant date fair value of Performance Units granted during the years ended December 31, 2011, 2010, and 2009 was $63.89, $56.64 and $39.00, respectively.

Stock Awards On January 3, 2012, January 3, 2011 and January 7, 2010, each non-employee Director received 1,200 shares of Company stock. The 2012 stock award will be expensed in the first quarter of 2012 based on the fair market value of the Company’s common stock at December 31, 2011. The 2011 stock award was expensed in the first quarter of 2011 based on the fair market value of the Company’s common stock at December 31, 2010. The 2010 stock award was expensed in the first quarter of 2010 based on the fair market value of the Company’s common stock at December 31, 2009.

Restricted Stock Units During 2011, the Company issued 25,900 time-based restricted stock units (“RSUs”) to certain employees as follows: on January 2, 2011, 3,850 RSUs with a weighted average grant date fair value of $66.56; on February 15, 2011, 11,500 RSUs with a weighted average grant date fair value of $62.85; on March 18, 2011, 1,550 RSUs with a weighted average grant date fair value of $62.00; and on August 8, 2011, 9,000 RSUs with a weighted average grant date fair value of $56.65. All RSUs will be expensed over a three-year vesting period beginning on the date of grant with the exception of the February 15 award which will be expensed over a two-year vesting period beginning on the date of grant. All RSU awards, when vested, convert to shares of the Company’s common stock.

NOTE 13: Company Operations by Business Unit

To align its products with the customers it serves, the Company is organized into four business units featuring the Research units of Essentials, Specialties and Biotech and the Fine Chemicals unit, SAFC. The business unit structure is the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company’s business units are as follows:

	2011	2010	2009
Research Essentials	$478	$434	$425
Research Specialties	924	845	796
Research Biotech	375	345	334

Total Research	1,777	1,624	1,555
SAFC	728	647	593

Total	$2,505	$2,271	$2,148

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance, make overall operating decisions as well as resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth and for the Business Unit Presidents the sales growth in the business units for which they are responsible, consolidated Company operating income and consolidated Company free cash flow. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from where the product was shipped. Products shipped from the United States to unaffiliated customer destinations outside of the United States are presented in the summary below:

Year	Amount	Year	Amount	Year	Amount
2011	$48	2010	$39	2009	$35

Geographic financial information is as follows:

	2011	2010	2009
Net sales to unaffiliated customers:
United States	$898	$830	$785
Germany	241	229	236
Other International	1,366	1,212	1,127

Total	$2,505	$2,271	$2,148

Long-lived assets at December 31:
United States	$506	$496	$472
International	319	294	284

Total	$825	$790	$756

NOTE 14: Pension and Other Post-Retirement Benefit Plans

The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering some of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The Company has made a determination regarding the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that the prescription drug benefits it provides are actuarially equivalent to the benefits provided under the Act.

The following chart reconciles the funded status of the plans with amounts included in the consolidated Company’s balance sheets:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2011	2010	2011	2010	2011	2010
Reconciliation of funded status of the plans and the amounts included in the Company’s Consolidated Balance Sheets at December 31:

Change in benefit obligations
Beginning obligations	$155	$148	$244	$206	$49	$46
Service cost	8	7	9	7	1	1
Interest cost	7	8	9	9	3	3
Participant contributions	—	—	3	2	1	1
Plan settlements	—	(16)	—	—	—	—
Benefits and expenses paid	(6)	(1)	(10)	(5)	(4)	(3)
Actuarial loss	6	9	7	14	2	1
Changes in foreign currency exchange rates	—	—	(2)	11	—	—

Ending obligations	$170	$155	$260	$244	$52	$49

Changes in plans assets
Beginning fair value	$134	$125	$201	$178	$—	$—
Actual return on plan assets	2	15	(2)	11	—	—
Employer contributions	8	11	7	5	2	2
Participant contributions	—	—	3	2	1	1
Plan settlements	—	(16)	—	—	—	—
Benefits and expenses paid	(6)	(1)	(10)	(5)	(3)	(3)
Changes in foreign currency exchange rates	—	—	(1)	10	—	—

Ending fair value	$138	$134	$198	$201	$—	$—

Reconciliation of funded status
Funded status	$(32)	$(21)	$(62)	$(43)	$(52)	$(49)

Net Consolidated Balance Sheet liability	$(32)	$(21)	$(62)	$(43)	$(52)	$(49)

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2011	2010	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets: For years after adoption of the funded status provisions of SFAS 158
Current liabilities	$—	$—	$(1)	$—	$(2)	$(3)
Pension and post-retirement benefits	(32)	(21)	(61)	(43)	(50)	(46)

Net amount recognized	$(32)	$(21)	$(62)	$(43)	$(52)	$(49)

Reconciliation of amounts recognized in the Consolidated Balance Sheets
Prior service (cost) credit	$—	$(1)	$(1)	$(1)	$6	$7
Net (loss) gain	(74)	(63)	(58)	(42)	(1)	1

Accumulated other comprehensive (loss) income	$(74)	$(64)	$(59)	$(43)	$5	$8
Accumulated contributions in excess of (less than) net periodic benefit cost	42	43	(3)	—	(57)	(57)

Net amount liability recognized in statement of financial position	$(32)	$(21)	$(62)	$(43)	$(52)	$(49)

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain) arising during the year	$15	$3	$14	$19	$12	$(9)	$2	$1	$2
Effect of changes in foreign currency exchange rates on amounts included in AOCI	—	—	—	(1)	2	2	—	—	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service credit	—	—	—	—	—	—	1	1	1
Amortization or settlement recognition of net loss	(4)	(13)	(5)	(2)	(1)	(3)	—	—	—

Total recognized in other comprehensive loss (income)—pretax	$11	$(10)	$9	$16	$13	$(10)	$3	$2	$3

Total recognized in net periodic benefit cost and other comprehensive loss	$20	$8	$23	$26	$21	$1	$6	$5	$6

Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Prior service (cost) credit	$—	$(1)	$—	$—	$—	$—	$1	$1	$1
Net loss	(5)	(4)	(5)	(4)	(2)	(1)	—	—	—

Total estimated amortization	$(5)	$(5)	$(5)	$(4)	$(2)	$(1)	$1	$1	$1

The components of the net periodic benefit costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Service cost	$8	$7	$6	$9	$7	$7	$1	$1	$1
Interest cost	7	8	6	9	9	8	3	3	3
Expected return on plan assets	(11)	(10)	(6)	(10)	(9)	(7)	—	—	—
Amortization	5	6	5	2	1	3	(1)	(1)	(1)
Special termination benefit recognized	—	—	3	—	—	—	—	—	—
Settlement loss	—	7	—	—	—	—	—	—	—

Net periodic benefit cost	$9	$18	$14	$10	$8	$11	$3	$3	$3

The rate assumptions associated with the pension and post-retirement medical benefit plans to determine benefit obligations and additional year-end information are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2011	2010	2011	2010	2011	2010
Assumptions to determine benefit obligations
Discount rate	4.35%	5.05%	3.52%	3.69%	4.50%	5.25%
Compensation rate increase	3.55%	3.55%	2.95%	3.05%	n/a	n/a
Measurement date	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31
Additional year-end information
Accumulated benefit obligation	$159	$143	$227	$218	n/a	n/a
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$170	$155	$260	$170	n/a	n/a
Accumulated benefit obligation	159	143	227	149	n/a	n/a
Fair value of plan assets	138	134	198	126	n/a	n/a
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$170	$155	$260	$170	$52	$49
Fair value of plan assets	138	134	198	126	—	—

The rate assumptions associated with the pension and post-retirement medical benefit plans to determine periodic pension costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.05%	5.65%	6.35%	3.69%	4.40%	4.16%	5.25%	5.85%	6.25%
Expected rate of return on plan assets	8.25%	8.25%	8.25%	4.85%	5.01%	4.84%	n/a	n/a	n/a
Compensation rate increase	3.55%	3.60%	3.60%	3.05%	3.13%	2.98%	n/a	n/a	n/a

The expected employer contributions and benefit payments are shown in the following table for the pension and post-retirement medical benefit plans:

		Pension Plans		Post-Retirement Medical Benefit Plans(1)	Expected Medicare Subsidy Receipts
Cash Flows	Years Ending	United States	International
Expected employer contributions	2012	$—	$6	$3	n/a
Expected benefit payments for year ending December 31st	2012	10	6	3	—
	2013	11	5	3	—
	2014	11	6	3	—
	2015	13	6	3	—
	2016	14	7	3	—
	Next 5 years	76	38	19	3

(1)	Expected payments for Post-Retirement Medical Benefit Plans are shown net of the expected Medicare subsidy receipts.

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

The assets of the pension plans are invested with professional asset managers to produce a diversified portfolio. The Company believes the investments are sufficiently diversified to maintain a reasonable level of risk without unduly sacrificing return. Target asset allocations and weighted average asset allocations at December 31, 2011 are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plan	International Plans	U.S. Plan	International Plans
Equity Securities	57–93%	38–50%	75%	48%
Real Estate	—	6–12%	—	10%
Debt Securities	10–40%	36–57%	25%	39%
Other	0–5%	0–10%	—	3%

Fair Value Measurements at December 31, 2011

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Corporate stocks — common	$7	$—	$7
Government debt	14	—	14
Corporate and other non-government debt	9	—	9
Real estate	—	19	19
Common/collective trust funds — equity	—	191	191
Common/collective trust funds — government debt	—	11	11
Common/collective trust funds — Corporate and other non-government debt	—	78	78
Cash and cash equivalents	2	—	2
Other	—	5	5

Total	$32	$304	$336

Fair Value Measurements at December 31, 2010

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Corporate stocks — common	$8	$—	$8
Government debt	14	—	14
Corporate and other non-government debt	8	—	8
Real estate	—	20	20
Common/collective trust funds — equity	—	197	197
Common/collective trust funds — Government debt	—	9	9
Common/collective trust funds — Corporate and other non-government debt	—	68	68
Cash and cash equivalents	5	—	5
Other	—	6	6

Total	$35	$300	$335

(1)	Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations.
(2)	Level 2 instruments are valued through broker/dealer quotation or through market-observable inputs for similar items in active markets. Equity securities categorized as Level 2 assets are primarily non-exchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets. Valuation is based on the net asset value of fund units held as derived from the fair value of the underlying assets.

Investment Strategy The U.S. Plan’s overall investment strategy is to hold a mix of approximately 75 percent of investments in U.S. and International equities and 25 percent in bonds. Equities are managed in passive and managed funds across various asset classes. Bond funds contain government and investment-grade bonds.

The trustee has engaged an investment manager for the U.S. Plan that has the responsibility of selecting investment fund managers with demonstrated experience and expertise and funds with demonstrated historical performance meeting the Plan’s investment guidelines.

The United Kingdom (“UK”) Plan’s overall investment strategy is to hold a mix of approximately 70 percent of investments in equities (45 percent in UK listed companies and 25 percent non-UK listed equities), and 30 percent in bonds. Equities are managed in passive and managed funds. Bond funds contain government and investment grade bonds. A small portion of investments are held in insured annuities.

The Swiss Plan’s overall target investment strategy is to achieve a mix of 33 percent equities, 49 percent bonds, 15 percent real estate and 3 percent other. Equities are invested in large Swiss companies and institutional funds. Bond funds contain government and investment-grade bonds. Real estate holdings are in an institutional real estate fund.

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

Post-Retirement Medical Benefit Plans For purposes of selecting a discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. Medical costs were assumed to increase at an annual rate of 8.3 percent in 2011, decreasing ratably to a growth rate of 4.5 percent in 2030 and remaining at 4.5 percent per year thereafter. The effects of a one-percentage point increase or decrease in the assumed health care cost trend rates on the aggregate service and interest cost components and on the post-retirement benefit obligations are not material to the consolidated financial statements. Benefits are funded as claims are paid.

401(k) Retirement Savings Plan The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The Company’s policy is to fully fund this plan. The cost for this plan was $9 for each of the years ended December 31, 2011, 2010 and 2009.

NOTE 15: Other Assets & Liabilities

Other current assets

Other current assets are summarized as follows:

	December 31,	December 31,
	2011	2010
Other receivables	$25	$25
Prepaid expenses	30	30
Certificates of deposit	25	16
Other	6	6

Total other current assets	$86	$77

Other assets

Other assets are summarized as follows:

	December 31,	December 31,
	2011	2010
Other investments	$11	$16
Cash value of life insurance policies	25	22
Deferred taxes	38	39
Other non-current assets	26	21

Total other assets	$100	$98

Other current liabilities

Other current liabilities are summarized as follows:

	December 31,	December 31,
	2011	2010
Legal and professional	$6	$5
Pension and post-retirement	3	3
Freight	7	6
Other accrued expenses	57	55

Total other current liabilities	$73	$69

Other liabilities

Other liabilities are summarized as follows:

	December 31,	December 31,
	2011	2010
Deferred compensation	$32	$33
Non-current income taxes	33	25
Other non-current liabilities	14	11

Total other liabilities	$79	$69

NOTE 16: Earnings per Share

A reconciliation of basic and diluted earnings per share, together with the related shares outstanding for the years ended December 31 is as follows:

	2011	2010	2009
Net income available to common shareholders	$457	$384	$347

Weighted average shares
Basic shares	121	121	122
Effect of dilutive securities—options outstanding	2	2	2

Diluted shares	123	123	124

Net income per share—Basic	$3.78	$3.17	$2.84

Net income per share—Diluted	$3.72	$3.12	$2.80

59

Options to purchase less than 1 million shares through the Company’s long-term incentive plans were excluded from the calculation of weighted average shares for both the years ended December 31, 2011 and 2010 because their effect was considered to be antidilutive.

NOTE 17: Share Repurchases

On November 8, 2011 the Company’s Board of Directors extended the authorization to repurchase the remaining 2.4 million shares under the existing share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares. These authorizations expire on November 8, 2014. This brings the total authorization to 110 million shares. At December 31, 2011 and December 31, 2010, the Company had repurchased a total of 98 million shares and 96 million shares, respectively. There were 121 million shares outstanding as of December 31, 2011.

NOTE 18: Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income (loss), net of tax are as follows:

	Foreign Currency Translation Adjustment Income (Loss)	Unrealized Gain (Loss) on Securities	Pension and Post-Retirement Benefit Plans Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2008	$92	$(3)	$(64)	$25
Current period change	55	1	3	59

Balance, December 31, 2009	$147	$(2)	$(61)	$84
Current period change	10	5	(4)	11

Balance, December 31, 2010	$157	$3	$(65)	$95
Current period change	(39)	(4)	(22)	(65)

Balance, December 31, 2011	$118	$(1)	$(87)	$30

The 2011 activity for unrealized loss on securities is $2 net of tax. The 2011 pension and post-retirement benefit plans activity is $8 net of tax. Deferred taxes are not provided on foreign currency translation adjustments.

NOTE 19: Subsequent Event

On January 9, 2012, the Company entered into an agreement to acquire BioReliance Holdings, Inc. (“BioReliance”), a leading provider of global biopharmaceutical testing services, from Avista Capital Partners. The purchase price of $350, net of cash acquired and subject to normal post-closing adjustments, was paid in cash upon completion of the acquisition on January 31, 2012, and was funded with a combination of existing cash and credit facilities.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sigma-Aldrich Corporation:

We have audited the accompanying consolidated balance sheets of Sigma-Aldrich Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma-Aldrich Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

St. Louis, Missouri

February 13, 2012

Selected Quarterly Financial Data ($ In Millions, except per share data) (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2011 and 2010.

	2011 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$632	$637	$626	$610
Gross profit	336	331	333	324
Net income	119	113	117	108
Net income per share—Basic	0.98	0.93	0.97	0.89
Net income per share—Diluted	0.97	0.91	0.95	0.89

Amounts impacting comparability include pretax restructuring charges of $3, $2, $3 and $0 for the quarters ended March 31, June 30, September 30, and December 31, 2011, respectively.

	2010 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$572	$554	$563	$582
Gross profit	303	294	298	301
Net income	100	97	100	94
Net income per share—Basic	0.82	0.80	0.83	0.78
Net income per share—Diluted	0.81	0.79	0.81	0.76

Amounts impacting comparability include pretax restructuring charges of $6, $3, $4 and $11 for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively, and an impairment charge of $7 for the quarter ended September 30, 2010.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon their evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a–15(f)). Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Additional information can be found under the captions “Board of Directors Nominees, Qualifications and Diversity” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 1, 2012, which will be filed within 120 days after December 31, 2011 (the “2012 Proxy Statement”), and is incorporated herein by reference. For information with respect to executive officers of the Company, see “Executive Officers of the Registrant” included in Item 1- Business of Part I of this Report.

Audit Committee and Audit Committee Financial Expert

Information under the caption “Directors Meetings and Committees—Audit Committee” of the 2012 Proxy Statement is incorporated herein by reference.

Code of Ethics

Information under the caption “Related Party Disclosure” of the 2012 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.

Information under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Information Concerning Executive Compensation” of the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information under the captions “Security Ownership of Directors, Executive Officers and Principal Beneficial Owners” and “Equity Compensation Plan Information” of the 2012 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information under the captions “Board of Directors Nominees, Qualifications and Diversity” and “Related Party Disclosure” of the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

Information under the caption “Audit Firm Fee Summary” of the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as Part of this Report

1.	Financial Statements

See Item 8 of this Report.

2.	Financial Statement Schedules.

All schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

3.	Exhibits

See Index to Exhibits on page F-1 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGMA-ALDRICH CORPORATION

(Registrant)

By	/s/ Michael F. Kanan	February 13, 2012
	Michael F. Kanan, Vice President and Corporate Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Rakesh Sachdev	February 13, 2012
	Rakesh Sachdev, President, Chief Executive Officer and Director (Principal Executive Officer)	Date

By	/s/ Kirk A. Richter	February 13, 2012
	Vice President, Treasurer and Interim Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ Michael F. Kanan	February 13, 2012
	Michael F. Kanan, Vice President and Corporate Controller (Principal Accounting Officer)	Date

By	/s/ Rebecca M. Bergman	February 13, 2012
	Rebecca M. Bergman, Director	Date

By	/s/ George M. Church	February 13, 2012
	George M. Church, Director	Date

By	/s/ David R. Harvey	February 13, 2012
	David R. Harvey, Director	Date

By	/s/ W. Lee McCollum	February 13, 2012
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 13, 2012
	Avi M. Nash, Director	Date

By	/s/ Steven M. Paul	February 13, 2012
	Steven M. Paul, Director	Date

By	/s/ J. Pedro Reinhard	February 13, 2012
	J. Pedro Reinhard, Director	Date

By	/s/ D. Dean Spatz	February 13, 2012
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 13, 2012
	Barrett A. Toan, Chairman and Director	Date

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Incorporation, as amended	X			3.1

3.2	Sigma-Aldrich Corporation By-Laws, as amended.		8-K		3 (a)	02/14/11

4.1	Indenture dated October 28, 2010, between Sigma-Aldrich Corporation and Deutsche Bank Trust Company Americas, as trustee.		8-K		4.1	10/28/10

4.2	Form of Global Note representing the 3.375% Notes due November 1, 2020, dated as of October 28, 2010, between Sigma Aldrich Corporation and Deutsche Bank Trust Company Americas, as Trustee.		8-K		4.2	10/28/10

10.1	Share Option Plan of 1995*		Def. Proxy		Appendix A	03/30/95

10.2	First Amendment to Share Option Plan of 1995*		10-K	12/31/00	10(i)	03/28/01

10.3	Second Amendment to Share Option Plan of 1995*		10-K	12/31/00	10(j)	03/28/01

10.4	Third Amendment to Share Option Plan of 1995*		10-K	12/31/00	10(k)	03/28/01

10.5	Fourth Amendment to Share Option Plan of 1995*		10-K	12/31/00	10(l)	03/28/01

10.6	Fifth Amendment to Share Option Plan of 1995*		10-K	12/31/00	10(m)	03/28/01

10.7	Directors’ Nonqualified Share Option Plan of 1998*		Def. Proxy		Exhibit A	03/27/98

10.8	First Amendment to Directors’ Nonqualified Share Option Plan of 1998*		10-K	12/31/00	10 (o)	03/28/01

10.9	Share Option Plan of 2000*		Def. Proxy		Appendix A	03/30/00

10.10	Form of Change in Control Agreement for Named Executive Officer (Similar Agreements also exist for certain executive officers)*		8-K		10 (b)	11/16/10

10.11	2003 Long-Term Incentive Plan, as amended and restated*		Def. Proxy		Appendix A	03/14/11

10.12	Form of Performance Share Award Agreement, issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, as amended*		8-K		10 (a)	02/14/11

F-1

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.13	Form of Incentive Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, as amended*		8-K		10 (b)	02/14/11

10.14	Form of Non-Qualified Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, as amended*		8-K		10 (c)	02/14/11

10.15	Form of Restricted Stock Unit Agreement under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, as amended*		8-K		10 (a)	2/23/11

10.16	Cash Bonus Plan*		8-K		10.1	05/06/10

10.17	Executive Employment Agreement dated as of February 14, 2011 by and between Sigma-Aldrich Corporation and Rakesh Sachdev.		8-K		10 (a)	02/14/11

10.18	Form of Indemnification Agreement (Similar Agreements also exist for certain executive officers)*		8-K		10 (a)	11/16/10

10.19	Credit Agreement due February 23, 2010, dated February 23, 2005, with Sigma-Aldrich Corporation and a syndicate of banks, including Wells Fargo, National Association and Wachovia Capital Markets, LLC, which served as joint lead arrangers, and other lenders named therein**		8-K		10.1	02/25/05

10.20	Amendment No. 1 to Credit Agreement due February 23, 2010, dated December 11, 2006, with Sigma-Aldrich Corporation and a syndicate of banks**		8-K		10.1	12/13/06

10.21	Note Purchase Agreement and Form for 5.11% Series 2006-A Senior Notes due December 5, 2011, dated December 5, 2006, between Sigma-Aldrich Corporation and The Northwestern Mutual Life Insurance Company, Senior Note Purchaser.		10-K	12/31/06	10 (z)	02/27/07

10.22	European Revolving Credit Facility Agreement and Form due March 13, 2014, dated March 13, 2007, between Sigma-Aldrich Corporation and a syndicate of banks		8-K		10.1	03/14/07

10.23	2005 Flexible Deferral Plan*		S-8		4.1	11/09/11

10.24	First Amendment to the 2005 Flexible Deferral Plan*		S-8		4.2	11/09/11

10.25	Deferred Election Form to the 2005 Flexible Deferral Plan (Contained as Exhibit 1 to the Plan)*		10-K	12/31/10	10 (ab)	02/09/11

F-2

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.26	Supplemental Retirement Plan, as amended and restated*		10-K	12/31/10	10 (ac)	02/09/11

21	Subsidiaries of Registrant	X			21

23	Consent of Independent Registered Public Accounting Firm	X			23

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.1

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.2

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.1

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.2

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Represents management contract or compensatory plan or arrangement.

**	On November 16, 2007, Credit Agreement commitment terms were extended with the syndicate banks, via an approved Commitment Extension Request, to maturity date of December 11, 2012.

F-3