Form 10-Q
period 2012-03-31
SIGMA ALDRICH CORP
filed 2012-04-24
CIK 90185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         March 31, 2012

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Yes       No   X

There were 120,888,621 shares of the Company’s $1.00 par value common stock outstanding on March 31, 2012.

-i-

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data.

Sigma-Aldrich Corporation

Consolidated Statements of Income (Unaudited)

($ In Millions, Except Per Share Data)

	Three Months
	Ended March 31,
	2012	2011

Net sales	$665	$632
Cost of products sold	310	296

Gross profit	355	336
Selling, general and administrative expenses	160	148
Research and development expenses	18	18
Restructuring costs	—	3
Acquisition transaction costs	5	—

Operating income	172	167
Interest, net	1	2

Income before income taxes	171	165
Provision for income taxes	54	46

Net income	$117	$119

Net income per share – Basic	$0.97	$0.98

Net income per share – Diluted	$0.96	$0.97

Weighted average number of shares outstanding – Basic	121	122

Weighted average number of shares outstanding – Diluted	122	123

Dividends per share	$0.20	$0.18

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Comprehensive Income (Unaudited)

($ In Millions)

	Three Months Ended March 31,
	2012	2011
Net income	$117	$119
Other comprehensive income, net of tax:
Foreign currency translation adjustments	20	47
Unrealized gains on securities	2	1
Pension and post retirement	1	2

	23	50

Comprehensive income	$140	$169

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Balance Sheets

($ In Millions, Except Per Share Data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$558	$665
Accounts receivable, net	392	319
Inventories	697	668
Deferred taxes	37	55
Other	75	86

Total current assets	1,759	1,793

Property, plant and equipment:
Land	56	51
Buildings and improvements	794	764
Machinery and equipment	959	888
Construction in progress	107	120
Less — accumulated depreciation	(1,092)	(1,060)

Property, plant and equipment, net	824	763

Goodwill, net	698	466
Intangibles, net	297	159
Other	93	100

Total assets	$3,671	$3,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable and current maturities of long-term debt	$414	$221
Accounts payable	156	143
Payroll	65	67
Income taxes	48	34
Other	85	73

Total current liabilities	768	538

Long-term debt	300	300
Pension and post-retirement benefits	147	143
Deferred taxes	66	22
Other	74	79

Total liabilities	1,355	1,082

Stockholders’ equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at March 31, 2012 and December 31, 2011; 121 million shares outstanding at March 31, 2012 and December 31, 2011	202	202
Capital in excess of par value	242	225
Common stock in treasury, at cost, 81 million shares at March 31, 2012 and December 31, 2011	(2,181)	(2,165)
Retained earnings	4,000	3,907
Accumulated other comprehensive income	53	30

Total stockholders’ equity	2,316	2,199

Total liabilities and stockholders’ equity	$3,671	$3,281

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Consolidated Statements of Cash Flows (Unaudited)

($ in Millions)

	Three Months Ended March 31,

	2012	2011
Cash flows from operating activities:
Net income	$117	$119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	26
Deferred income taxes	20	2
Stock-based compensation expense	6	5
Restructuring costs, net of payments	—	2
Other	(3)	1
Changes in operating assets and liabilities:
Accounts receivable	(46)	(48)
Inventories	(16)	(12)
Accounts payable	6	15
Income taxes	13	33
Other, net	15	8

Net cash provided by operating activities	144	151

Cash flows from investing activities:
Capital expenditures	(32)	(18)
Purchases of short-term investments	(16)	(4)
Proceeds from sales of short-term investments	21	16
Acquisitions of businesses, net of cash acquired	(389)	(20)
Other, net	(3)	(1)

Net cash used in investing activities	(419)	(27)

Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	193	(50)
Dividends	(24)	(21)
Share repurchases	(25)	(22)
Proceeds from exercise of stock options	14	14
Excess tax benefits from stock-based payments	7	2

Net cash provided by/(used in) financing activities	165	(77)

Effect of exchange rate changes on cash	3	7

Net change in cash and cash equivalents	(107)	54

Cash and cash equivalents at January 1	665	569

Cash and cash equivalents at March 31	$558	$623

Supplemental disclosures of cash flow information:

Income taxes paid	$11	$8
Interest paid, net of capitalized interest	$—	$—

See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation

Notes to Consolidated Financial Statements (Unaudited)

($ in Millions, Except Share and Per Share Data)

(1)   Basis of Presentation

Sigma-Aldrich Corporation (the “Company,” “we” or “us”), headquartered in St. Louis, Missouri, is a leading Life Science and High Technology company whose biochemical, organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

(2)   Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3)   Income Taxes

There were no material changes in the unrecognized tax benefits of the Company during the three months ended March 31, 2012.

(4)   Inventories

The principal categories of inventories are:

	March 31, 2012	December 31, 2011

Finished goods	$562	$544
Work in process	35	33
Raw materials	100	91

Total	$697	$668

(5)   Acquisitions

On January 31, 2012, the Company completed its acquisition of all of the outstanding shares of BioReliance Holdings, Inc., a leading provider of global biopharmaceutical testing services. BioReliance provides critical services that include biologic, specialized toxicology and animal health testing to pharmaceutical, biopharmaceutical, diagnostics, and other life science customers worldwide. As a leading provider of biological safety testing, its service offering helps facilitate the development, manufacturing and commercialization of biological drugs and helps enable its clients to register their products worldwide. As a service provider of toxicology studies, BioReliance also enables its clients to launch new small molecule drugs worldwide. BioReliance is headquartered in Rockville, Maryland, with additional operations in Glasgow and Stirling, Scotland and sales offices in Tokyo, Japan and Bangalore, India.

This acquisition has been accounted for using the purchase method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Total consideration to acquire BioReliance was $353 (net of $11 of cash acquired) and was funded with a combination of existing cash and short-term debt. The allocation of purchase consideration to the assets and liabilities acquired is substantially complete as of March 31, 2012 and has been recognized as follows:

Purchase Price Allocation
Current assets	$23
Property, plant and equipment	44
Goodwill	216
Intangibles:
Customer relationships	108
Technical knowledge	21
Trademarks and trade names	2
Other	4
Other assets	2
Deferred tax liabilities	(51)
Other liabilities	(16)

Total	$353

Goodwill resulting from the acquisition is largely attributable to the existing workforce of BioReliance and synergies expected to arise as a result of the acquisition. BioReliance’s global pharmaceutical testing services are intended to enable the Company to build a specialized services platform that complements our existing products and technology strengths. The objective of the acquisition is to expand the Company’s participation in the fast growing biological drug market and help forge deeper and stronger strategic ties with existing and new customers. The goodwill is not expected to be deductible for tax purposes.

BioReliance contributed $19 to the Company’s first quarter 2012 net sales subsequent to the acquisition date of January 31, 2012. Had the BioReliance acquisition been completed as of the beginning of 2011, the Company’s pro forma net sales for the three months ended March 31, 2012 and 2011 would have been $674 and $661, respectively. Net income of BioReliance was not material to the Company’s consolidated statements of income for the three months ended March 31, 2012 and 2011, either on a reported basis or on a pro forma basis as if the acquisition had occurred at the beginning of 2011.

(6)   Intangible Assets

The Company’s amortizable and unamortizable intangible assets at March 31, 2012 and December 31, 2011 are as follows:

	Cost		Accumulated Amortization

	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Amortizable intangible assets:
Patents	$15	$15	$8	$8
Licenses	43	41	13	12
Customer relationships	250	135	48	44
Technical knowledge	48	25	12	11
Other	28	24	18	16

Total amortizable intangible assets	$384	$240	$99	$91

Unamortizable intangible assets:

Goodwill	$724	$492	$26	$26

Trademarks and trade names	20	18	8	8

Total unamortizable intangible assets	$744	$510	$34	$34

The Company recorded amortization expense of $7 and $4 for the three months ended March 31, 2012 and 2011, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $24 to $27 from 2012 through 2016.

The change in the net goodwill for the three months ended March 31, 2012 is as follows:

Balance at December 31, 2011	$466
Acquisitions	227
Impact of foreign currency exchange rates	5

Balance at March 31, 2012	$698

Current period additions to total intangible assets relate to preliminary purchase price allocations for acquisitions made in the three month period ended March 31, 2012. These preliminary allocations will be finalized within one year from the date of acquisition.

(7)   Debt

Notes payable and long-term debt consists of the following:

	March 31, 2012		December 31, 2011

	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Notes payable
Commercial paper (1)	$414	0.2%	$221	0.1%
$200.0 European revolving credit facility,
due March 13, 2014 (2)
Sigma-Aldrich Korea limited credit facility,	—	—	—	—
due June 30, 2012 (3)	—	—	—	—
Sigma-Aldrich Japan credit facility (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—

Total notes payable	414	0.2%	$221	0.1%
Plus - current maturities of long-term debt	—	—	—	—

Total notes payable and current maturities of long-term debt	$414	0.2%	$221	0.1%

Long-term debt
Senior notes, due November 1, 2020 (6)	300	3.4%	300	3.4%

Total	300	3.4%	300	3.4%
Less - current maturities	—	—	—	—

Total long-term debt	$300	3.4%	$300	3.4%

(1)	The Company has a $450 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The facility matures on December 11, 2012. At March 31, 2012 and December 31, 2011, the Company did not have any borrowings outstanding under this facility. The syndicated facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and total consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, were $2,177 and 24.7 percent, respectively, at March 31, 2012.

(2)	Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, were $2,177 and 24.7 percent, respectively, at March 31, 2012.

(3)	There were no outstanding borrowings under this facility which has a total commitment of 20 billion Korean Won ($18) at March 31, 2012.

(4)	Sigma-Aldrich Japan has two credit facilities having a total commitment of 2 billion Japanese Yen ($24) with one facility due April 28, 2012 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at March 31, 2012.

(5)	There were no borrowings under these facilities at March 31, 2012 which have total commitments in U.S. Dollar equivalents of $3.

(6)	The Company has $300 of 3.375 percent Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, at any time at specific redemption prices plus accrued interest. The notes may be redeemed, in whole or in part at the Company’s option, three months prior to the maturity date at a redemption price equal to 100 percent of the principal amount plus accrued interest.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At March 31, 2012, there were no existing events of default that would require the Company to honor these guarantees.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 and $3 for the three months ended March 31, 2012 and 2011, respectively.

The fair value of long-term debt, including current maturities, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $298 and $311 at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the Company has sufficient net worth to allow for borrowing the full capacity under each facility without any restriction related to compliance with the respective debt covenants.

(8)   Restructuring

In the fourth quarter of 2009 the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. As of March 31, 2012, all exit activities were substantially complete and all restructuring expenses had been incurred. These exit activities impacted approximately 240 employees and reduced the Company’s fixed cost structure and better aligned its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was complete at December 31, 2010.

The following provides a summary of restructuring costs by period indicated. As each of the restructuring programs is substantially complete as of March 31, 2012, no additional restructuring costs are expected with respect to the above described plans.

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended March 31,
2012	$ —	$ —	$ —
2011	2	1	3

As of March 31, 2012
Cumulative restructuring costs for these programs	$ 29	$ 12	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of long-lived assets impacted by these restructuring activities.

The following is a roll forward of the liabilities since December 31, 2010. The liabilities are reported as a component of other current liabilities in the accompanying consolidated balance sheets.

	Employee Termination Benefits	Other Restructuring Costs	Total

Balance as of December 31, 2010	$ 4	$ 1	$ 5
Charges	6	2	8
Payments and other adjustments	(7)	(3)	(10)

Balance as of December 31, 2011	3	—	3
Charges	—	—	—
Payments and other adjustments	(2)	—	(2)

Balance as of March 31, 2012	$ 1	$ —	$ 1

(9)   Earnings per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information (in millions):

	Three Months Ended March 31,
	2012	2011

Weighted average shares
Basic shares	121	122
Effect of dilutive securities	1	1

Diluted shares	122	123

There were no potential common shares from the calculation of weighted average shares considered to be antidilutive for both the three months ended March 31, 2012 and 2011.

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

For the three months ended March 31, 2012 and 2011, comprehensive income was $140 and $169, respectively. The deferred tax liability related to pension and post-retirement benefit plans activity during the three months ended March 31, 2012 and 2011 was $1 and $0, respectively. The deferred tax liability associated with unrealized gain activity on securities during the three months ended March 31, 2012 and 2011 was $0 and $2, respectively. Deferred taxes are not provided on foreign currency translation adjustments.

(11)   Company Operations by Business Unit

The business unit structure is the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources. Historically, the Company presented Net sales featuring the Research units of Essentials, Specialties and Biotech and SAFC. As a result of certain senior management changes and to reflect how sales are managed internally, beginning in 2012, the three Research units have been combined into one Research Chemicals (“Research”) unit under one Business Unit President. Net sales for the Company’s business units are as follows:

	Three Months Ended March 31,

	2012	2011

Research Chemicals	$468	$452
SAFC	197	180

Total	$665	$632

The Company’s Chief Operating Decision Maker and Board of Directors review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Operating Decision Maker, Chief Financial Officer and Business Unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth and for the Business Unit Presidents the sales growth in the business unit for which they are responsible, consolidated Company operating income and consolidated Company free cash flow. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended March 31,
	2012	2011

Net sales to unaffiliated customers:
United States	$240	$228
Germany	59	61
Other countries	366	343

Total	$665	$632

	March 31,	December 31,
	2012	2011
Long-lived assets:
United States	$555	$506
Other countries	335	319

Total	$890	$825

(12)   Share Repurchases

At both March 31, 2012 and December 31, 2011, the Company had repurchased a total of 98 million shares of an authorized repurchase of 110 million shares. There were 121 million shares outstanding as of March 31, 2012. The Company expects to continue to offset the dilutive impact of issuing share based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

(13)   Pension and Post-retirement Benefits

The components of the net periodic benefit costs for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2012	2011	2012	2011	2012	2011

Service cost	$2	$2	$2	$2	$—	$—
Interest cost	2	2	2	2	1	1
Expected return on plan assets	(3)	(3)	(2)	(2)	—	—
Amortization	1	1	1	—	—	—

Net periodic benefit cost	$2	$2	$3	$2	$1	$1

Pension and post-retirement benefits and liabilities consisted of the following:

	March 31,	December 31,

	2012	2011
Retiree medical liability	$52	$52
Pension liability	98	94

Subtotal	150	146

Less: current portion (included in other current liabilities)	(3)	(3)

Pension and post-retirement benefits	$147	$143

The Company is not required to make a contribution to its U.S. pension plan in 2012. The Company contributed $2 to its international pension plans in the three months ended March 31, 2012. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2012.

The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to

Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $2 for both of the three month periods ended March 31, 2012 and 2011.

(14)   Other Assets and Liabilities

Other current assets

Other current assets are summarized as follows:

	March 31,	December 31,

	2012	2011
Other receivables	$21	$25
Prepaid expenses	30	30
Certificates of deposit	20	25
Other current assets	4	6

Total other current assets	$75	$86

Other assets

Other assets are summarized as follows:

	March 31,	December 31,

	2012	2011
Other investments	$14	$11
Cash value of life insurance policies	27	25
Deferred taxes	27	38
Other non-current assets	25	26

Total other assets	$93	$100

Other current liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,

	2012	2011
Legal and professional	$5	$6
Pension and post-retirement	3	3
Freight	8	7
Other accrued expenses	69	57

Total other current liabilities	$85	$73

Other liabilities

Other liabilities are summarized as follows:

	March 31,	December 31,

	2012	2011
Deferred compensation	$30	$32
Non-current income taxes	33	33
Other non-current liabilities	11	14

Total other non-current liabilities	$74	$79

(15)   Contingent Liabilities and Commitments

The Company is involved in legal proceedings generally incidental to its business, as described below:

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2012.

At March 31, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 13 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”).

Sigma-Aldrich Corporation

Management’s Discussion and Analysis

($ in Millions, Except Share and Per Share Data)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis and other sections of this Report should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements involve risk and uncertainty, including financial, business environment and projections, and relate to matters that are not historical facts. Such statements are preceded by, followed by or include the words “believes,” “can,” “expects,” “plans,” “anticipates,” “should,” “enhances,” “estimates,” “forecasts,” “will” or similar expressions. Additionally, this Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements with respect to the Company’s expectations, goals, beliefs, intentions, outlook, plans and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters. These statements are based on assumptions regarding Company operations, investments and acquisitions and conditions in the markets the Company serves.

The Company believes these statements are reasonable and well founded. Such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as:

(1)	global economic conditions;

(2)	changes in pricing and the competitive environment and the global demand for the Company’s products;

(3)	fluctuations in foreign currency exchange rates;

(4)	changes in research funding and the success of research and development activities;

(5)	failure of planned sales initiatives in our Research and SAFC business units;

(6)	dependence on uninterrupted manufacturing operations and global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)	changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 3 – Income Taxes to the Company’s consolidated financial statements included in Item I, Part 1 of this Report and in Note 10 – Income Taxes to the Company’s consolidated financial statements included in Item 8, Part II of the Annual Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	the outcome of the outstanding matters described in “Other Matters” below; and

(15)	acquisitions or divestitures of businesses.

A further discussion of the Company’s risk factors can be found in Item 1A of Part I of the Annual Report. The Company does not undertake any obligation to update these forward-looking statements.

Non-GAAP Financial Measures

The Company supplements its disclosures made in accordance with accounting principles generally accepted U.S. GAAP with certain non-GAAP financial measures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

With over 60 percent of sales denominated in currencies other than the U.S. dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of “changes in foreign currency exchange rates” or “changes in FX.” While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur later in 2012 to applicable exchange rates. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.

Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.

Overview

The Company is a leading Life Science and High Technology company whose biochemical, organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and in industry. Over 1.3 million scientists and technologists use our products. Sigma-Aldrich operates in 40 countries and has 9,000 employees worldwide.

Historically, the Company presented four business units featuring the Research units of Essentials, Specialties and Biotech and SAFC. As a result of certain senior management changes and to reflect how sales are managed internally, beginning in 2012, the three Research units have been combined into the Research unit under one Business Unit President. The units are closely interrelated in their activities and share services such as order entry, billing, technical support, the e-commerce infrastructure, including the Company’s website, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology.

The Research business unit, representing approximately 70 percent of sales for the three months ended March 31, 2012, provides general laboratory reagents to value conscious buyers, facilitates research by scientists through innovation in services and new products and provides first-to-market, innovative products and technologies to the Life Science researcher. SAFC, representing approximately 30 percent of sales for the three months ended March 31, 2012, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.

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

Highlights of our consolidated results for the three months ended March 31, 2012, are as follows:

•

Net sales were $665, an increase of 5 percent compared to the same period last year. Excluding the favorable impact of acquisitions of 4 percent and the unfavorable impact of changes in foreign currency exchange rates of 2 percent, sales increased organically by 3 percent compared to the first quarter of 2011.

•

Gross profit margin was 53.4 percent, up from 53.2 percent in the first quarter of 2011. Operating income margin (operating income as a percentage of sales) was 25.9 percent, down from 26.4 percent in the same period in 2011, due primarily to the dilutive impact to our operating margins of our recent acquisitions and $5 of one-time transaction costs associated with the acquisitions of BioReliance and Research Organics, Inc.

•

Diluted income per share was $0.96, compared to $0.97 in 2011. Higher selling, general and administrative (“SG&A”) costs of $0.03 per diluted share primarily related to higher costs contributed from the new acquisitions, one time transaction costs associated with the acquisitions of BioReliance and Research Organics, Inc. of $0.03 per diluted share and a higher tax rate in the first quarter of 2012 compared to the same period in 2011 amounting to $0.05 per diluted share offset the incremental benefit of higher sales volumes. Additionally, in the first quarters of 2012 and 2011, the Company recorded $0 and $3, or $0.00 and $0.01 per diluted share, of restructuring costs, respectively.

•

Net cash provided by operating activities was $144 for the three months ended March 31, 2012, a $7 decrease over 2011’s first three months. This decrease was driven largely by higher uses of cash for working capital, particularly accounts payable and inventory to support higher sales levels.

•	Total debt of $714 at March 31, 2012 increased $193 since December 31, 2011, largely as a result of additional borrowings to support the purchases of newly acquired companies.

Results of Operations

The following is a summary of our financial results ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011

Net sales	$665	$632
Cost of products sold	310	296

Gross profit	355	336

Selling, general and administrative expenses	160	148
Research and development expenses	18	18
Restructuring costs	—	3
Acquisition transaction costs	5	—

Operating income	172	167
Interest, net	1	2

Income before income taxes	171	165
Provision for income taxes	54	46

Net income	$117	$119

Net income per share - Diluted	$0.96	$0.97

Net Sales

Net sales were $665 in the first quarter of 2012, up 5 percent from the first quarter of 2011. Our recent acquisitions of Resource Technology Corporation, Vetec Quimica Fina Ltda and BioReliance Holdings, Inc. (“BioReliance”), acquired in February 2011, May 2011 and January 2012, respectively, contributed $24 or 4 percent to this sales growth. The acquisition of Research Organics, Inc., which was completed at the close of business on March 30, 2012, had no impact on sales in the quarter. The effect of changes in foreign currency exchange rates decreased sales by $9 or 2 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $18 or 3 percent. Factors contributing to the organic growth included pricing which added 2 percent and volume which added 1 percent.

The Company is organized into two business units: Research and SAFC, to align the Company with the customers it serves. The changes in net sales for the Company’s business units are as follows:

	Three Months Ended March 31,

	2012	2011	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %

Research Chemicals	$468	$452	$16	$ (7)	$ 7	$ 16	4%
SAFC	197	180	17	(2)	17	2	1%
Total	$665	$632	$33	$ (9)	$ 24	$ 18	3%

Research total sales were $468 for the first quarter of 2012 compared to $452 during the same period last year. Organic sales increased by $16 or 4 percent. The increase was concentrated primarily in our Biology, Analytical and Other Research product groups, which increased $6, $5 and $4, respectively. Geographically, Research sales growth over the prior year was largely led by the Asia-Pacific and Latin American (“APLA”) region, but all other geographic regions contributed to growth over the prior year as well.

SAFC total sales were $197 for the first quarter of 2012 compared to $180 during the same period last year. Organic sales increased by $2 or 1 percent. The primary drivers for this increase were higher sales of bulk chemical products for manufacturing in our supply solutions business of $3 and higher demand for pharma materials of $2. The overall increase was partially offset by volume declines in our industrial cell culture media and Hitech businesses of $3 resulting primarily from certain customers pre-buy ahead of our plant closures in the SAFC Bioscience business in 2011, temporary market weakness in the liquid emitting diode (“LED”) market and capacity constraints in Hitech. SAFC sales growth over the prior year was largely led by the APLA geographic region.

Worldwide sales of Research products through the Company’s e-commerce channels were $232 million in the first quarter of 2012, an 8% organic increase when compared to the first quarter for 2011.

Gross Profit Margin and Expenses

Gross profit margin, selling, general and administrative expenses, research and development expenses, acquisition transaction costs, restructuring costs and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,

	2012	2011

Gross profit margin	53.4%	53.2%
Selling, general & administrative	24.1%	23.4%
Research and development expenses	2.7%	2.9%
Acquisition transaction costs	0.7%	—%
Restructuring costs	—%	0.5%
Operating income	25.9%	26.4%
Effective tax rate	31.6%	27.9%

Cost of products sold and gross profit margin

Cost of products sold represents direct materials, labor, distribution and overhead costs associated with the Company’s products and services. Cost of products sold for the three months ended March 31, 2012 were $310 compared to $296 for the same period in the prior year, an increase of $14 or 5 percent. For the three months ended March 31, 2012, when compared to the same period in the prior year, $4 of the increase was due to higher material, manufacturing and distribution expenses resulting partially from higher sales volumes and changes in product mix and $15 of the increase was due to additional costs contributed by acquisitions. These increases were partially offset by a $5 decrease resulting from changes in foreign currency exchange rates.

The gross profit as a percentage of sales (“Gross Profit Margin”) was 53.4 percent and 53.2 percent for the three months ended March 31, 2012 and 2011, respectively. The following table reflects the significant contributing factors to the net change in Gross Profit Margin for the three months ended March 31, 2012 compared to the same period in 2011:

Contributing Factors	Three Months Ended March 31,

Gross profit margin – 2011	53.2%
Increases (decreases) to gross profit margin:
Changes in foreign currency exchange rates	0.1%
Sales volume/Product mix/Other	(0.2)%
Pricing	0.9%
Acquisitions	(0.6)%

Gross profit margin – 2012	53.4%

SG&A expenses

	Three Months Ended March 31,

	2012	2011

SG&A	$160	$148
Percentage of Sales	24.1%	23.4%

The increase in SG&A expenses of $12 during the three months ended March 31, 2012 as compared to the same period in 2011 was due primarily to higher costs from the new acquisitions of $9.

Research and development (“R&D”) expenses

	Three Months Ended March 31,

	2012	2011
R&D	$18	$18
Percentage of Sales	2.7%	2.9%

R&D expenses were unchanged during the three months ended March 31, 2012 as compared to the same period in 2011. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Restructuring costs

In the fourth quarter of 2009 the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. As of March 31, 2012, all exit activities were substantially complete and all restructuring expenses had been incurred. These exit activities impacted approximately 240 employees and reduced the Company’s fixed cost structure and better aligned its global manufacturing and distribution footprint.

Additionally, in 2009 the Company initiated a voluntary retirement program that was accepted by 87 eligible U.S. employees as part of its cost reduction and long-term profit enhancement initiatives. This action is complete.

The Company also executed a selected reduction in workforce of approximately 130 people during 2010. This action was complete at December 31, 2010.

The following provides a summary of restructuring costs by period indicated. As each of the restructuring programs is substantially complete as of March 31, 2012, no additional restructuring costs are expected with respect to the above described plans.

	Employee Termination Benefits	Other Restructuring Costs	Total

Three months ended March 31,
2012	$ —	$ —	$ —
2011	2	1	3

As of March 31, 2012
Cumulative restructuring costs for these programs	$ 29	$ 12	$ 41

Employee termination benefits primarily include pension and post-retirement benefit plan charges related to the voluntary retirement program, as well as payments to employees impacted by facility exit and other cost reduction activities. Other restructuring costs relate mainly to changes in the expected useful life of long-lived assets impacted by these restructuring activities.

Acquisition transaction costs

	Three Months Ended March 31,

	2012	2011
Acquisition transaction costs	$ 5	$ —
Percentage of Sales	0.7%	—%

One-time acquisition transaction costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics, Inc.

Interest, net

Net interest expense was $1 and $2 for the three months ended March 31, 2012 and 2011, respectively. Higher average borrowing levels were more than offset by lower weighted average interest rates for the first quarter of 2012 compared to the same period in 2011.

Income Taxes

Income taxes, which include federal, state and international taxes, were 31.6 percent and 27.9 percent of pretax income for the three months ended March 31, 2012 and 2011, respectively. The higher effective tax rate for the first quarter of 2012 compared to the same period in 2011 is primarily attributable to a non-recurring tax benefit realized in 2011 from the resolution and related release of certain tax contingencies.

The effective tax rate for the full year of 2012 is expected to be 30 to 31 percent of pretax income.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Three Months Ended March 31,

	2012	2011

Net cash provided by (used in):

Operating activities	$144	$151
Investing activities	(419)	(27)
Financing activities	165	(77)

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $144, a decrease of $7 or 5 percent compared to the same period in 2011. This decrease was driven largely by higher uses of cash for working capital, particularly accounts payable and inventory to support higher sales levels.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 increased $392 compared to the same period in 2011. This increase was primarily due to higher use of cash for acquisitions of $389 in the first three months of 2012 compared to $20 in 2011. Cash used for capital expenditures increased $14 in the first quarter of 2012 compared to the same period in 2011 primarily due to higher spending on new facilities.

For 2012, capital spending is expected to be approximately $125.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 increased $242 compared to the same period in 2011. This net increase is due to the net issuance of $193 of short-term debt primarily to fund acquisition activity during the first quarter of 2012, as compared to a net repayment of short-term debt of $50 in the same period of 2011.

Long-term debt was $300 at March 31, 2012. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders’ equity and total debt, was 23.6 percent at March 31, 2012 and 19.2 percent at December 31, 2011. For a description of the Company’s material debt covenants, see Note 7 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.

Share Repurchases

At both March 31, 2012 and December 31, 2011, the Company had repurchased a total of 98 million shares of an authorized repurchase of 110 million shares. There were 121 million shares outstanding as of March 31, 2012. The Company expects to continue to offset the dilutive impact of issuing share based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management

Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and cost effectively. Factors that could cause such risk to arise include the disruption to the securities markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt, cash on hand and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.

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

As of March 31, 2012, the Company has sufficient net worth to allow for borrowing the full capacity under each facility agreement without any restriction related to compliance with the respective debt covenants. For a description of the Company’s material debt covenants, see Note 7 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.

At March 31, 2012, substantially all of the Company’s total cash and cash equivalents were held by its international subsidiaries. The majority of these cash balances are associated with earnings which the Company has asserted are permanently reinvested and which the Company plans to use to support its operations and continued growth plans outside of the U.S. The Company has sufficient liquidity in the U.S. to fund its operations, capital plans, dividends and share repurchases and, accordingly, has no immediate need to repatriate any of its cash held by international subsidiaries. The Company may, however, periodically make distributions from its international subsidiaries to its U.S. parent, but such distributions will generally occur only if they can be made in a tax efficient manner.

Contractual Obligations

At March 31, 2012, the Company had $414 of commercial paper outstanding and long-term borrowings of $300, for a total increase in all outstanding debt of $193 since December 31, 2011.

Other Matters

The Company is involved in legal proceedings generally incidental to its business, as described below:

The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2012.

At March 31, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 13 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.

Interest Rates

At March 31, 2012, the Company’s outstanding debt represents 23.6 percent of total capitalization. Approximately 42 percent of the Company’s outstanding debt at March 31, 2012 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk will not significantly impact the Company’s results of operations or financial condition, including liquidity, during 2012.

Foreign Currency Exchange Rates

The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. dollar for revenues and expenses is based on the average exchange rate during the period. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates on net income for the three months ended March 31, 2012 was not material when compared to the same period last year.

The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Accordingly, the Company uses foreign currency forward exchange contracts to hedge the value of certain receivables and payables denominated in foreign currencies. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in SG&A expenses in the Company’s consolidated statements of income. The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company’s policy is to manage the risks associated with existing receivables, payables and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. Given that a majority of the contracts are in established currencies such as the Euro, British pound and Swiss Franc, management does not believe that a significant risk exists of contracts becoming unavailable in the global marketplace within the next twelve months.

Item 4.   Controls and Procedures.

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The information contained in Note 15 - Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information about share repurchases for the three months ended March 31, 2012:

Issuer Purchases of Equity Securities (share amounts in millions)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1, 2012 – Jan 31, 2012	0.4	$71.86	98.0	12.0
Feb 1, 2012 – Feb 29, 2012	—	—	98.0	12.0
Mar 1, 2012 – Mar 31, 2012	—	—	98.0	12.0
Total	0.4	$71.86	98.0	12.0

On November 8, 2011 the Company’s Board of Directors (the “Board”) extended the authorization to repurchase the remaining 2.4 million shares under the existing share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares. These authorizations expire on November 8, 2014. This brings the total authorization to 110 million shares. The timing and number of additional shares authorized and purchased, if any, will depend on extension of the authorization by the Board, as well as market conditions and other factors.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

April 24, 2012	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated January 8, 2012, by and among Sigma-Aldrich Corporation, Sigma-Aldrich Holding LLC, Sigma-Aldrich Acquisition LLC, BioReliance Holdings, Inc., and Avista Capital Partners GP, LLC		8-K		2.1	01/09/12

10.1	Form of Performance Share Award Agreement (revised), issued under the Sigma-Aldrich Corporation Long-Term Incentive Plan*	X			10.1

10.2	Description of Material Compensatory Arrangements Contained in Offer Letter Between Sigma-Aldrich Corporation and Jan A. Bertsch*	X			10.2

31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.1

31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.2

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.1

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.2

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Represents management contract or compensatory plan or arrangement.