Form 10-Q
period 2012-06-30
SIGMA ALDRICH CORP
filed 2012-07-24
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         June 30, 2012
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
Yes       No   X
There were 120,760,558 shares of the Company’s common stock, par value $1.00 per share, outstanding on June 30, 2012.

-i-

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$664	$637	$1,329	$1,269
Cost of products sold	324	306	634	602
Gross profit	340	331	695	667
Selling, general and administrative expenses	151	151	311	299
Research and development expenses	18	18	36	36
Restructuring costs	4	2	4	5
Acquisition transaction costs	—	—	5	—
Operating income	167	160	339	327
Interest, net	1	2	2	4
Income before income taxes	166	158	337	323
Provision for income taxes	51	45	105	91
Net income	$115	$113	$232	$232

Net income per share - Basic	$0.95	$0.93	$1.92	$1.90
Net income per share - Diluted	$0.94	$0.91	$1.90	$1.87
Weighted average number of shares outstanding - Basic	121	122	121	122
Weighted average number of shares outstanding - Diluted	122	124	122	124
Dividends per share	$0.20	$0.18	$0.40	$0.36
See accompanying notes to consolidated financial statements (unaudited).
Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$115	$113	$232	$232
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(42)	49	(22)	96
Unrealized gains on securities	1	(1)	3	—
Pension and post retirement	2	—	3	2
	(39)	48	(16)	98
Comprehensive income	$76	$161	$216	$330
See accompanying notes to consolidated financial statements (unaudited).
Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$572	$665
Accounts receivable, net	383	319
Inventories	703	668
Deferred taxes	32	55
Other	105	86
Total current assets	1,795	1,793
Property, plant and equipment:
Land	55	51
Buildings and improvements	806	764
Machinery and equipment	973	888
Construction in progress	77	120
Less - accumulated depreciation	(1,100)	(1,060)
Property, plant and equipment, net	811	763
Goodwill, net	683	466
Intangibles, net	294	159
Other	92	100
Total assets	$3,675	$3,281

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$448	$221
Accounts payable	144	143
Payroll	53	67
Income taxes	12	34
Other	81	73
Total current liabilities	738	538
Long-term debt	300	300
Pension and post-retirement benefits	146	143
Deferred taxes	62	22
Other	75	79
Total liabilities	1,321	1,082
Stockholders' equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at June 30, 2012 and December 31, 2011; 121 million shares outstanding at June 30, 2012 and December 31, 2011	202	202
Capital in excess of par value	252	225
Common stock in treasury, at cost, 81 million shares at June 30, 2012 and December 31, 2011	(2,204)	(2,165)
Retained earnings	4,090	3,907
Accumulated other comprehensive income	14	30
Total stockholders' equity	2,354	2,199
Total liabilities and stockholders' equity	$3,675	$3,281
See accompanying notes to consolidated financial statements (unaudited).
Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$232	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	52
Deferred income taxes	23	6
Stock-based compensation expense	9	10
Restructuring costs, net of payments	—	3
Other	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(45)	(52)
Inventories	(28)	(26)
Accounts payable	(4)	21
Income taxes	(20)	(2)
Other, net	(5)	10
Net cash provided by operating activities	226	254
Cash flows from investing activities:
Capital expenditures	(58)	(44)
Purchases of short-term investments	(61)	(20)
Proceeds from sales of short-term investments	40	20
Acquisitions of businesses, net of cash acquired	(389)	(75)
Other, net	(5)	(3)
Net cash used in investing activities	(473)	(122)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	227	(23)
Dividends	(49)	(43)
Share repurchases	(50)	(22)
Proceeds from exercise of stock options	21	22
Excess tax benefits from stock-based payments	8	3
Net cash provided by/(used in) financing activities	157	(63)
Effect of exchange rate changes on cash	(3)	25
Net change in cash and cash equivalents	(93)	94
Cash and cash equivalents at January 1	665	569
Cash and cash equivalents at June 30	$572	$663
Supplemental disclosures of cash flow information:
Income taxes paid	$90	$82
Interest paid, net of capitalized interest	$4	$7
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (Unaudited)
($ in Millions, Except Share and Per Share Data)

(1)   Basis of Presentation
Sigma-Aldrich Corporation (the “Company,” “we,” “us,” "our"), headquartered in St. Louis, Missouri, is a leading Life Science and High Technology company whose biochemical, organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
(2)   Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
(3)   Income Taxes
There were no material changes in the unrecognized tax benefits of the Company during the three and six months ended June 30, 2012.
(4)   Inventories
The principal categories of inventories are:

	June 30, 2012	December 31, 2011
Finished goods	$565	$544
Work in process	38	33
Raw materials	100	91
Total	$703	$668
(5)   Acquisitions
On January 31, 2012, the Company completed its acquisition of all of the outstanding shares of BioReliance Holdings, Inc., (“BioReliance”) a leading provider of global biopharmaceutical testing services. BioReliance provides critical services that include biologic, specialized toxicology and animal health testing to pharmaceutical, biopharmaceutical, diagnostics and other life science customers worldwide. As a leading provider of biological safety testing, its service offering helps facilitate the development, manufacturing and commercialization of biological drugs and helps enable its clients to register their products worldwide. As a service provider of toxicology studies, BioReliance also enables its clients to launch new small molecule drugs worldwide. BioReliance is headquartered in Rockville, Maryland, with additional operations in Glasgow and Stirling, Scotland and sales offices in Tokyo, Japan and Bangalore, India.
This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Total consideration to acquire BioReliance was $353 (net of $11 of cash acquired) and was funded with a combination of existing cash and short-term debt. The allocation of purchase consideration to the assets and liabilities acquired is substantially complete as of June 30, 2012 and has been recognized as follows:

Purchase Price Allocation
Current assets	$23
Property, plant and equipment	44
Goodwill	216
Intangibles:
Customer relationships	108
Technical knowledge	21
Trademarks and trade names	2
Other	4
Other assets	2
Deferred tax liabilities	(51)
Other liabilities	(16)
Total	$353
Goodwill resulting from the acquisition is largely attributable to the existing workforce of BioReliance and synergies expected to arise as a result of the acquisition. BioReliance’s global pharmaceutical testing services are intended to enable the Company to build a specialized services platform that complements its existing products and technology strengths. The objective of the acquisition is to expand the Company’s participation in the fast growing biological drug market and help forge deeper and stronger strategic ties with existing and new customers. The goodwill is not expected to be deductible for tax purposes.
BioReliance contributed $30 and $49 to the Company’s second quarter and first six months of 2012 net sales after the acquisition date on January 31, 2012. Had the BioReliance acquisition been completed as of the beginning of 2011, the Company’s pro forma net sales for the three months ended June 30, 2012 and 2011 would have been $664 and $668, respectively. The Company’s pro forma net sales for the six months ended June 30, 2012 and 2011 would have been $1,338 and $1,329, respectively. Net income of BioReliance was not material to the Company’s consolidated statements of income for the three and six months ended June 30, 2012 and 2011, either on a reported basis or on a pro forma basis.

(6)   Intangible Assets
The Company’s amortizable and unamortizable intangible assets at June 30, 2012 and December 31, 2011 are as follows:

	Cost		Accumulated Amortization
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Amortizable intangible assets:
Patents	$14	$15	$8	$8
Licenses	46	41	14	12
Customer relationships	252	135	54	44
Technical knowledge	48	25	13	11
Other	29	24	18	16
Total amortizable intangible assets	$389	$240	$107	$91
Unamortizable intangible assets:
Goodwill	$709	$492	$26	$26
Trademarks and trade names	20	18	8	8
Total unamortizable intangible assets	$729	$510	$34	$34
The Company recorded amortization expense of $9 and $4 for the three months ended June 30, 2012 and 2011, respectively, related to amortizable intangible assets. For the six months ended June 30, 2012 and 2011, the Company recorded amortization expense of $16 and $8, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $22 to $30 from 2012 through 2016.
The change in the net goodwill for the six months ended June 30, 2012 is as follows:

Balance at December 31, 2011	$466
Acquisitions	219
Impact of foreign currency exchange rates	(2)
Balance at June 30, 2012	$683
Current period additions to total intangible assets relate to preliminary purchase price allocations for acquisitions made in the six month period ended June 30, 2012. These preliminary allocations will be finalized within one year from the date of acquisition.

(7)   Debt
Notes payable and long-term debt consists of the following:

	June 30, 2012		December 31, 2011
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$448	0.2%	$221	0.1%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due June 30, 2013 (3)	—	—	—	—
Sigma-Aldrich Japan credit facilities (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—
Total notes payable	448	0.2%	221	0.1%
Plus - current maturities of long-term debt	—	—	—	—
Total notes payable and current maturities of long-term debt	$448	0.2%	$221	0.1%
Long-term debt
Senior notes, due November 1, 2020 (6)	300	3.4%	300	3.4%
Total	300	3.4%	300	3.4%
Less - current maturities	—	—	—	—
Total long-term debt	$300	3.4%	$300	3.4%

(1)
On May 10, 2012, the Company entered into a new $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The new facility will mature on May 9, 2017, and replaces a $450 revolving credit facility that was scheduled to mature on December 11, 2012. At June 30, 2012 and December 31, 2011, the Company did not have any borrowings outstanding under these facilities. The new facility contains a financial covenant that requires the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent. The Company’s total consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, was 24.9 percent at June 30, 2012.

(2)
Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, were $2,257 and 24.9 percent, respectively, at June 30, 2012.

(3)	There were no outstanding borrowings under this facility, which has a total commitment of 20 billion Korean Won ($18) at June 30, 2012.

(4)
Sigma-Aldrich Japan has two credit facilities having a total commitment of 2 billion Japanese Yen ($25) with one facility due April 30, 2013 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at June 30, 2012.

(5)	There were no borrowings under these facilities at June 30, 2012 which have total commitments in U.S. Dollar equivalents of $3.

(6)
The Company has $300 of 3.375 percent Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company’s option, (i) at any time at specific redemption prices plus accrued interest or (ii) three months prior to the maturity date at a redemption price equal to 100 percent of the principal amount plus accrued interest.

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At June 30, 2012, there were no existing events of default that would require the Company to honor these guarantees.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 and $3 for the three months ended June 30, 2012 and 2011, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $4 and $7 for the six months ended June 30, 2012 and 2011, respectively.
The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $314 and $311 at June 30, 2012 and December 31, 2011, respectively.

(8)   Restructuring
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and will further reduce the Company’s fixed cost structure by streamlining the sales force in Europe. The total cost of this restructuring action is approximately $5, of which $4 was recorded in the second quarter of 2012.

(9)   Earnings per Share
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares
Basic shares	121	122	121	122
Effect of dilutive securities	1	2	1	2
Diluted shares	122	124	122	124
Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the three and six months ended June 30, 2012, because their effects were considered to be antidilutive. There were no potential common shares excluded from the calculation of weighted average shares for the three or the six months ended June 30, 2011.
(10)   Company Operations by Business Unit
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research Chemicals	$441	$454	$909	$906
SAFC	223	183	420	363
Total	$664	$637	$1,329	$1,269
The Company’s Chief Operating Decision Maker is the Chief Executive Officer. The Chief Executive Officer and Board of Directors (the “Board”) review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company’s business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s Chief Executive Officer, Chief Financial Officer and Business Unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth (and for the Business Unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income and consolidated Company free cash flow. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to unaffiliated customers:
United States	$258	$228	$498	$455
Other countries	406	409	831	814
Total	$664	$637	$1,329	$1,269

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$552	$506
Other countries	326	319
Total	$878	$825

(11)   Share Repurchases
At both June 30, 2012 and December 31, 2011, the Company had repurchased a total of 98 million shares of an authorized repurchase of 110 million shares. There were 121 million shares outstanding as of June 30, 2012. The Company expects to continue to offset the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.
(12)   Pension and Post-retirement Benefits
The components of the net periodic benefit costs for the three months ended June 30, 2012 and 2011 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2012	2011	2012	2011	2012	2011
Service cost	$2	$2	$2	$2	$1	$1
Interest cost	2	2	3	3	—	—
Expected return on plan assets	(2)	(2)	(3)	(3)	—	—
Amortization	1	1	1	1	(1)	(1)
Net periodic benefit cost	$3	$3	$3	$3	$—	$—

The components of the net periodic benefit costs for the six months ended June 30, 2012 and 2011 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2012	2011	2012	2011	2012	2011
Service cost	$4	$4	$4	$4	$1	$1
Interest cost	4	4	5	5	1	1
Expected return on plan assets	(5)	(5)	(5)	(5)	—	—
Amortization	2	2	2	1	(1)	(1)
Net periodic benefit cost	$5	$5	$6	$5	$1	$1
Pension and post-retirement benefits liabilities consisted of the following:

	June 30, 2012	December 31, 2011

Retiree medical liability	$53	$52
Pension liability	96	94
Subtotal	149	146
Less: current portion (included in other current liabilities)	(3)	(3)
Pension and post-retirement benefits liabilities	$146	$143
In total, the Company expects to contribute approximately $13 to its defined benefit pension plans in 2012, including $7 of contribution to the U.S. pension plan and the remaining to its International Pension Plans. The Company contributed $0 and $4, respectively, to its U.S. and international pension plans in the six months ended June 30, 2012.
The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to
Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $3 for both the three months ended June 30, 2012 and 2011, respectively, and $5 for both the six months ended June 30, 2012 and 2011, respectively.
(13)   Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	June 30, 2012	December 31, 2011

Other receivables	$24	$25
Prepaid expenses	31	30
Certificates of deposit	46	25
Other current assets	4	6
Total other current assets	$105	$86
Other assets
Other assets are summarized as follows:

	June 30, 2012	December 31, 2011

Other investments	$14	$11
Cash value of life insurance policies	28	25
Deferred taxes	24	38
Other non-current assets	26	26
Total other assets	$92	$100
Other current liabilities
Other current liabilities are summarized as follows:

	June 30, 2012	December 31, 2011

Legal and professional	$6	$6
Pension and post-retirement	3	3
Freight	8	7
Other accrued expenses	64	57
Total other current liabilities	$81	$73

Other liabilities
Other liabilities are summarized as follows:

	June 30, 2012	December 31, 2011

Deferred compensation	$30	$32
Non-current income taxes	35	33
Other non-current liabilities	10	14
Total other non-current liabilities	$75	$79

(14)   Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2012.
At June 30, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 12 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”).

Sigma-Aldrich Corporation
Management's Discussion and Analysis
($ in Millions, Except Share and Per Share Data)
Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section and other sections of this Report should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements involve risk and uncertainty, including financial, business environment and projections, and relate to matters that are not historical facts. Such statements are preceded by, followed by or include the words “believes,” “can,” “expects,” “plans,” “anticipates,” “should,” “enhances,” “estimates,” “forecasts,” “will” or similar expressions. Additionally, this Report may contain forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements with respect to the Company’s expectations, goals, beliefs, intentions, outlook, plans and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters. These statements are based on assumptions regarding Company operations, investments, acquisitions and conditions in the markets the Company serves.
The Company believes these assumptions are reasonable and well founded. Such statements are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in the Report, due to, but not limited to, such factors as:

(1)	global economic conditions, particularly the uncertainties in the Eurozone arising from the sovereign debt crisis and other factors affecting the creditworthiness of our Eurozone customers;

(2)	changes in pricing and the competitive environment and the global demand for the Company’s products;

(3)	fluctuations in foreign currency exchange rates;

(4)	changes in research funding and the success of research and development activities;

(5)	failure of planned sales initiatives in our Research and SAFC business units;

(6)	dependence on uninterrupted manufacturing operations and global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

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
Non-GAAP Financial Measures
The Company supplements its disclosures made in accordance with U.S. GAAP with certain non-GAAP financial measures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company’s industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.
With over 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company’s local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of “changes in foreign currency exchange rates” or “changes in FX.” While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates later in 2012. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the volume of our sales denominated in foreign currencies.
Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as well.
Overview
Background
The Company is a leading Life Science and High Technology company whose biochemical, organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and industry. Over 1.3 million scientists and technologists use our products. We operate in 38 countries and have approximately 9,100 employees worldwide.
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
The Research business unit, representing approximately 68 percent of sales for the six months ended June 30, 2012, provides laboratory reagents to value conscious buyers, facilitates research by scientists through innovation in services and new products and provides first-to-market, innovative products and technologies to the Life Science researcher. SAFC, representing approximately 32 percent of sales for the six months ended June 30, 2012, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.
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
Strategy

The Company's business strategy is designed to drive overall revenue and earnings growth and to maintain a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: We constantly strive to exceed our customers' expectations through offering the right selection of high quality products and services, providing superior customer service and support and consistently delivering products that meet published or agreed specifications when and where our customers need them. The continued enhancement of a world-class e-commerce platform is a significant part of this approach.

•
Expanding Products and Services: Increasing our geographic coverage, particularly in the Asia Pacific and Latin America region (“APLA”), pursuing new and innovative technologies and expanding our product and service offerings organically and through strategic acquisitions, should enable us to drive continued revenue growth.

•
Accelerating Operational Excellence: Through the optimization of our worldwide footprint, strategic sourcing of our products and materials and driving efficiencies in our distribution networks and operating expenses, we aim to continually enhance our operating margins.

Key Business Trends and Highlights

In operating our business and monitoring its performance, the Company considers a number of performance measures, as well as trends affecting our industry as whole, which include the following:

•
Macroeconomic Concerns Impacting Funding: Uncertainties in the U.S. and Europe around the macroeconomic environment have impacted overall research funding. We expect these uncertainties to continue for our Research business throughout the remainder of 2012.

•	Industry Consolidation: Our industry remains fragmented with few companies possessing a significant share in any particular market, which allows some participants to continue consolidating specialty, regional and niche players in the industry. The Company plans to continue to enhance sales growth and increase our market presence through strategic businesses, as evidenced by the recent acquisitions of BioReliance and Research Organics, Inc.

•
Foreign Currency Exchange Rate Fluctuations: Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

•
Emerging Market Growth: With the emerging markets in the APLA region growing at faster rates, we continue to focus our sales efforts on this region and achieved an increase in net sales of 13% for both the three and six months ended June 30, 2012 compared to the same periods last year. The Company further expanded its footprint in this region with the 2012 openings of a new high-brightness light-emitting diode ("LED") manufacturing facility in Kaohsiung, Taiwan, an expanded distribution center and new packaging facility in Bangalore, India, and a new packaging and quality control facility in Wuxi, China.

•
Growth of Internet: The internet continues to change our marketspace. Ensuring a strong presence in this channel is critical to our long term success. Worldwide sales of Research products through the Company's e-commerce channels, including both web-based and Electronic Data Interchange (“EDI”) platforms, were $450 in the first half of 2012, a 7 percent organic increase compared to the first half of 2011, and have grown to over 50% of the Company's total sales of Research products.

•
Pharmaceutical Outsourcing Sector: We continue to take advantage of the expanded market opportunities brought about by the outsourcing trend and shift towards biologic drug development throughout the biotechnology and pharmaceutical industries, with an increased focus on enhancing outsourcing partnerships with our customers.

•
Regulations: Our industry is experiencing opportunities resulting from regulatory trends towards improving the quality of life, with significant focus in the areas of renewable energy and reduced energy consumption. The Company's Hitech business, part of the SAFC business unit, is poised to take advantage of these opportunities with its energy efficient LED products, but has been slowed by temporary weaknesses in these LED markets and by production capacity constraints in our facilities. We expect additional capacity available with the completion of our new Hitech facility in Taiwan to enhance growth in the second half of 2012.

Highlights of our consolidated results for the three months ended June 30, 2012, are as follows:

•
Net sales were $664, an increase of 4 percent compared to the same period last year. Excluding the sales from acquisitions, which increased sales growth by 6 percent, and changes in foreign currency exchange rates, which lowered sales growth by 5 percent, sales increased organically by 3 percent compared to the second quarter of 2011.

•
Gross profit margin was 51.2 percent, down from 52.0 percent in the second quarter of 2011. Operating income margin (operating income as a percentage of sales) was 25.2 percent, compared to 25.1 percent in the same period in 2011.

•	Diluted income per share was $0.94 compared to $0.91 in 2011. This increase was primarily driven by pricing increases.

•
Net cash provided by operating activities was $226 for the six months ended June 30, 2012, a $28 decrease compared to 2011’s first six months. This decrease was driven largely by higher uses of cash for working capital, driven from the timing of payments for accounts payable.

•	Total debt of $748 at June 30, 2012 increased $227 since December 31, 2011, largely due to additional borrowings to support acquisitions.

Results of Operations
The following is a summary of our financial results ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$664	$637	$1,329	$1,269
Cost of products sold	324	306	634	602
Gross profit	340	331	695	667
Selling, general and administrative expenses	151	151	311	299
Research and development expenses	18	18	36	36
Restructuring costs	4	2	4	5
Acquisition transaction costs	—	—	5	—
Operating income	167	160	339	327
Interest, net	1	2	2	4
Income before income taxes	166	158	337	323
Provision for income taxes	51	45	105	91
Net income	$115	$113	$232	$232
Net income per share - Diluted	$0.94	$0.91	$1.90	$1.87
Net Sales
Net sales were $664 in the second quarter of 2012, up 4 percent from the second quarter of 2011. Our recent acquisitions of Vetec Quimica Fina Ltda, BioReliance and Research Organics, Inc., acquired in May 2011, January 2012 and March 2012, respectively, contributed $39 or 6 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales growth by $32 or 5 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $20 or 3 percent. Factors contributing to the organic growth included pricing which added 1 percent and volume which added 2 percent.
Net sales were $1,329 in the six months ended June 30, 2012, up 5 percent from the prior year period in 2011. Our recent acquisitions contributed $63 or 5 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales growth by $41 or 3 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $38 or 3 percent. Factors contributing to the organic growth included pricing which added 2 percent and volume which added 1 percent.
The changes in net sales for the Company’s business units are as follows:

	Three Months Ended June 30,
	2012	2011	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Chemicals	$441	$454	$(13)	$(25)	$7	$5	1%
SAFC	223	183	40	(7)	32	15	8%
Total	$664	$637	$27	$(32)	$39	$20	3%

	Six Months Ended June 30,
	2012	2011	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Chemicals	$909	$906	$3	$(32)	$14	$21	2%
SAFC	420	363	57	(9)	49	17	5%
Total	$1,329	$1,269	$60	$(41)	$63	$38	3%

Research total sales were $441 for the second quarter of 2012 compared to $454 during the same period last year. Organic sales increased by $5 or 1 percent. The increase was concentrated primarily in our Analytical product group, which increased $7. Research total sales were $909 for the first half of 2012 compared to $906 during the same period last year. Organic sales increased by $21 or 2 percent. The increase was concentrated primarily in our Analytical, Biology and Lab Essentials product groups, which increased $12, $6 and $5, respectively. Geographically, the increase in Research sales over the prior year was largely led by the APLA region in both the three and six month periods ended June 30, 2012, which increased 5 and 7 percent organically or $5 and $15, respectively.
SAFC total sales were $223 for the second quarter of 2012 compared to $183 during the same period last year. Organic sales increased by $15 or 8 percent. The primary drivers for this increase were higher demand for our custom pharmaceutical products of $10, higher sales of bulk chemical products for manufacturing in our supply solutions business of $3 and higher demand for our Hitech products of $2. SAFC total sales were $420 for the first half of 2012 compared to $363 during the same period last year. Organic sales increased by $17 or 5 percent. The primary drivers for this increase were higher demand for our custom pharmaceutical products of $12 and higher sales of bulk chemical products for manufacturing in our supply solutions business of $5. In both the three and six month periods ended June 30, 2012, all geographic regions contributed to SAFC's growth.
Worldwide sales of Research products through e-commerce channels, including the Company's award winning web site, was 51 percent of total Research sales for both the three and six months ended June 30, 2012, compared to 50 percent for both the three and six months ended June 30, 2011.

Gross Profit Margin and Expenses
Gross profit margin, selling, general and administrative ("SG&A") expenses, research and development expenses, acquisition transaction costs, restructuring costs and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit margin	51.2%	52.0%	52.3%	52.6%
Selling, general & administrative	22.7%	23.7%	23.4%	23.6%
Research and development expenses	2.7%	2.8%	2.7%	2.8%
Acquisition transaction costs	—%	—%	0.4%	—%
Restructuring costs	0.6%	0.4%	0.3%	0.4%
Operating income	25.2%	25.1%	25.5%	25.8%
Effective tax rate	30.7%	28.5%	31.2%	28.2%
Cost of products sold and gross profit margin
Cost of products sold represents direct materials, labor, distribution and overhead costs associated with the Company’s products and services. Cost of products sold for the three and six months ended June 30, 2012 were $324 and $634 compared to $306 and $602 for the same periods in the prior year, respectively.
For the three months ended June 30, 2012, when compared to the same period in the prior year, $8 of the increase was due to higher material, manufacturing and distribution costs resulting from higher sales volumes, principally in the SAFC business, and $30 of the increase was due to additional costs contributed by acquisitions. These increases were partially offset by a $20 decrease resulting from changes in foreign currency exchange rates.
For the six months ended June 30, 2012, when compared to the same period in the prior year, $12 of the increase was due to higher material, manufacturing and distribution expenses resulting from higher sales volumes, principally in the SAFC business, and $45 of the increase was due to additional costs contributed by acquisitions. These increases were partially offset by a $25 decrease resulting from changes in foreign currency exchange rates.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	Three Months Ended June 30,	Six Months Ended June 30,
Gross profit margin – 2011	52.0%	52.6%
Increases (decreases) to gross profit margin:
Changes in foreign currency exchange rates	0.8%	0.4%
Pricing	0.6%	0.8%
Sales volume/Product mix/Other	(0.4)%	(0.3)%
Acquisitions	(1.8)%	(1.2)%
Gross profit margin – 2012	51.2%	52.3%
SG&A expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SG&A	$151	$151	$311	$299
Percentage of sales	22.7%	23.7%	23.4%	23.6%
SG&A expenses were unchanged during the three months ended June 30, 2012 as compared to the same period in 2011. Higher expenses due to the consolidation of new acquisitions of $12, were offset by lower costs resulting from the company's cost reduction activities of $6 and changes in foreign currency exchange rates, which lowered SG&A by $6. SG&A expenses increased $12 during the six months ended June 30, 2012 as compared to the same period in 2011. Higher expenses due to the consolidation of new acquisitions of $21, were partially off set by lower costs resulting from the company's cost reduction activities of $2 and changes in foreign currency exchange rates, which lowered SG&A by $7.

Research and development (“R&D”) expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
R&D	$18	$18	$36	$36
Percentage of sales	2.7%	2.8%	2.7%	2.8%
R&D expenses were unchanged during the three and six months ended June 30, 2012 as compared to the same periods in 2011. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.
Restructuring costs
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and will further reduce the Company’s fixed cost structure by streamlining the sales force footprint in Europe. The total cost of this restructuring action is approximately $5, of which $4 was recorded in the second quarter of 2012.

Acquisition transaction costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Acquisition transaction costs	$—	$—	$5	$—
Percentage of Sales	—%	—%	0.4%	—%
Acquisition transaction costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics, Inc.

Interest, net
Net interest expense was $1 and $2 for the three months ended June 30, 2012 and 2011, respectively, and was $2 and $4 for the six months ended June 30, 2012 and 2011, respectively. Higher average borrowing levels were more than offset by lower weighted average interest rates for both the three and six months ended June 30, 2012 compared to the same periods in 2011.
Income Taxes
Income taxes, which include federal, state and international taxes, were 30.7 percent and 28.5 percent of pretax income for the three months ended June 30, 2012 and 2011, respectively. The higher effective tax rate for the second quarter of 2012 when compared to the second quarter of 2011 is primarily attributable to higher benefits realized in 2011 from favorable tax rates in foreign jurisdictions.
Income taxes were 31.2 percent and 28.2 percent of pretax income for the six months ended June 30, 2012 and 2011, respectively. The higher effective tax rate for the first half of 2012 when compared to the same period in 2011 is primarily attributable to a non-recurring tax benefit realized in 2011 from the resolution and related release of certain tax contingencies.
The effective tax rate for the full year of 2012 is expected to be 30 to 31 percent of pretax income.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$226	$254
Investing activities	(473)	(122)
Financing activities	157	(63)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2012 was $226, a decrease of $28 or 11 percent compared to the same period in 2011. This decrease was driven largely by higher uses of cash for working capital, driven from the timing of payments for accounts payable.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2012 increased $351 compared to the same period in 2011. This increase was primarily due to cash used for acquisitions of $389 in the first half 2012 compared to $75 in the same period of 2011. Cash used for the net purchase of short-term investments increased $21 in the first half of 2012 compared to the same period in 2011, primarily due to additional certificates of deposits purchased in our APLA region. Capital spending also increased to $58 million from $44 million in the same period last year primarily as a result of the capital spending related to various new facilities.
For 2012, capital spending is expected to be approximately $125.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2012 increased $220 compared to the same period in 2011. This increase is due to the net issuance of $227 of short-term debt primarily to fund acquisition activity during the first half of 2012, as compared to a net repayment of short-term debt of $23 in the same period of 2011. Cash used for share repurchases increased to $50 million, up from $22 million in the same period in 2011 due to the timing of repurchases during 2011.
Long-term debt was $300 at both June 30, 2012 and December 31, 2011. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders’ equity and total debt, was 24.1 percent at June 30, 2012 and 19.2 percent at December 31, 2011. For a description of the Company’s material credit facilities and debt covenants, see Note 7 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At both June 30, 2012 and December 31, 2011, the Company had repurchased a total of 98 million shares of an authorized repurchase of 110 million shares. There were 121 million shares outstanding as of June 30, 2012. The Company expects to continue to offset the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management
Liquidity risk refers to the risk that the Company might be unable to meet potential cash outflows promptly and costs effectively. Factors that could cause such risk to arise include the disruption to the securities markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt, cash on hand and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.
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
It is management’s view that cash provided by operating activities, along with its available credit facilities, will be sufficient to fund the operations of the business for the next twelve months. On May 10, 2012, the Company entered into a new $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The new facility will mature on May 9, 2017, and replaces a $450 revolving credit facility that was scheduled to mature on December 11, 2012.
As of June 30, 2012, the Company has sufficient net worth to allow for borrowing the full capacity under each facility agreement without any restriction related to compliance with the respective debt covenants. For a description of the Company’s material credit facilities and debt covenants, see Note 7 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.
At June 30, 2012, substantially all of the Company’s cash and cash equivalents was held by its subsidiaries outside of the U.S. The Company has asserted that a majority of this cash is permanently reinvested and is one of the primary liquidity sources used to support its operations and continued growth plans outside of the U.S. The Company has sufficient liquidity in the U.S. to fund its operations, capital plans, dividends and share repurchases and, accordingly, has no immediate need to repatriate any of its cash held by these subsidiaries. The Company may, however, periodically make distributions from these subsidiaries to its U.S. parent, but such distributions will generally occur only if they can be made in a tax efficient manner.

Contractual Obligations
At June 30, 2012, the Company had $448 of commercial paper outstanding and long-term borrowings of $300, for a total increase in all outstanding debt of $227 since December 31, 2011.
Other Matters
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at June 30, 2012.
At June 30, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 12 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At June 30, 2012, the Company’s outstanding debt represents 24.1 percent of total book capitalization. Approximately 40 percent of the Company’s outstanding debt at June 30, 2012 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk, based on current conditions, will not significantly impact the Company’s results of operations or financial condition, including liquidity, during 2012.
Foreign Currency Exchange Rates
The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for revenues and expenses is based on the average exchange rate during the period, and for assets and liabilities based on the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted earnings per share by $0.04 and $0.05 for the three and six months ended June 30, 2012, respectively, when compared to the same periods last year.
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
The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. A majority of the contracts are in established currencies such as the Euro, British Pound and Swiss Franc. While we continue to monitor the impacts of the uncertainties in the Eurozone arising from the sovereign debt crisis, management does not believe that a significant risk exists of these contracts becoming unavailable in the global marketplace within the next twelve months.
Item 4.   Controls and Procedures.
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.
The information contained in Note 14 - Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A.   Risk Factors.
There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the information about share repurchases for the six months ended June 30, 2012:

Issuer Purchases of Equity Securities (share amounts in millions)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Jan 1, 2012 – Jan 31, 2012	—	—	97.6	12.4
Feb 1, 2012 – Feb 29, 2012	0.4	$71.86	98.0	12.0
Mar 1, 2012 – Mar 31, 2012	—	—	98.0	12.0
Apr 1, 2012 – Apr 30, 2012	—	—	98.0	12.0
May 1, 2012 – May 31, 2012	0.3	71.10	98.3	11.7
Jun 1, 2012 – Jun 30, 2012	—	—	98.3	11.7
Total	0.7	$71.48	98.3	11.7
On November 8, 2011, the Board extended the authorization to repurchase the remaining 2.4 million shares under the existing share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares. These authorizations expire on November 8, 2014. This brings the total authorization to 110 million shares. The timing and number of additional shares authorized and purchased, if any, will depend on extension of the authorization by the Board, as well as market conditions and other factors.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
None.
Item 6.   Exhibits.
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

July 24, 2012	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated January 8, 2012, by and among Sigma-Aldrich Corporation, Sigma-Aldrich Holding LLC, Sigma-Aldrich Acquisition LLC, BioReliance Holdings, Inc., and Avista Capital Partners GP, LLC		8-K		2.1	1/9/12
3.2	Sigma-Aldrich Corporation By-Laws, as amended.	X			3.2
10.1	Credit Agreement, dated as of May 10, 2012, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent	X			10.1
10.2	Form of Performance Share Award Agreement (revised), issued under the Sigma-Aldrich Corporation Long-Term Incentive Plan*		10-Q	3/31/12	10.1	4/24/12
10.3	Description of Material Compensatory Arrangements Contained in Offer Letter Between Sigma-Aldrich Corporation and Jan A. Bertsch*		10-Q	3/31/12	10.2	4/24/12
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.1
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.2
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.1
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X			32.2
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.