Form 10-Q
period 2012-09-30
SIGMA ALDRICH CORP
filed 2012-10-23
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         September 30, 2012
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
Yes       No   X
There were 120,325,759 shares of the Company’s common stock, par value $1.00 per share, outstanding on September 30, 2012.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$639	$626	$1,968	$1,895
Cost of products and services sold	315	293	949	895
Gross profit	324	333	1,019	1,000
Selling, general and administrative expenses	147	152	458	451
Research and development expenses	17	18	53	54
Restructuring costs	4	3	8	8
Acquisition transaction costs	—	—	5	—
Operating income	156	160	495	487
Interest, net	1	2	3	6
Income before income taxes	155	158	492	481
Provision for income taxes	43	41	148	132
Net income	$112	$117	$344	$349

Net income per share - Basic	$0.93	$0.97	$2.84	$2.86
Net income per share - Diluted	$0.92	$0.95	$2.82	$2.84
Weighted average number of shares outstanding - Basic	121	121	121	122
Weighted average number of shares outstanding - Diluted	122	123	122	123
Dividends per share	$0.20	$0.18	$0.60	$0.54
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$112	$117	$344	$349
Other comprehensive income, net of tax:
Foreign currency translation adjustments	31	(108)	9	(12)
Unrealized gains (losses) on securities	1	(2)	4	(2)
Pension and post retirement	1	1	4	3
	33	(109)	17	(11)
Comprehensive income	$145	$8	$361	$338
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$589	$665
Accounts receivable, net	381	319
Inventories	722	668
Deferred taxes	34	55
Other	79	86
Total current assets	1,805	1,793
Property, plant and equipment:
Land	56	51
Buildings and improvements	817	764
Machinery and equipment	998	888
Construction in progress	77	120
Less - accumulated depreciation	(1,131)	(1,060)
Property, plant and equipment, net	817	763
Goodwill, net	689	466
Intangibles, net	289	159
Other	94	100
Total assets	$3,694	$3,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and current maturities of long-term debt	$373	$221
Accounts payable	144	143
Payroll	65	67
Income taxes	18	34
Other	77	73
Total current liabilities	677	538
Long-term debt	300	300
Pension and post-retirement benefits	141	143
Deferred taxes	61	22
Other	74	79
Total liabilities	1,253	1,082
Stockholders’ equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at September 30, 2012 and December 31, 2011; 120 million shares outstanding at September 30, 2012 and 121 million shares outstanding at December 31, 2011	202	202
Capital in excess of par value	264	225
Common stock in treasury, at cost, 82 million shares at September 30, 2012 and 81 million shares at December 31, 2011	(2,250)	(2,165)
Retained earnings	4,178	3,907
Accumulated other comprehensive income	47	30
Total stockholders’ equity	2,441	2,199
Total liabilities and stockholders’ equity	$3,694	$3,281
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$344	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101	79
Deferred income taxes	23	4
Stock-based compensation expense	13	13
Other	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(38)	(46)
Inventories	(43)	(45)
Accounts payable	(6)	6
Income taxes	(17)	(2)
Other, net	7	15
Net cash provided by operating activities	379	373
Cash flows from investing activities:
Capital expenditures	(89)	(73)
Purchases of short-term investments	(77)	(29)
Proceeds from sales of short-term investments	81	20
Acquisitions of businesses, net of cash acquired	(389)	(75)
Other, net	(6)	(1)
Net cash used in investing activities	(480)	(158)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	152	29
Dividends	(73)	(65)
Share repurchases	(99)	(134)
Proceeds from exercise of stock options	31	27
Excess tax benefits from stock-based payments	10	5
Net cash provided by/(used in) financing activities	21	(138)
Effect of exchange rate changes on cash	4	(3)
Net change in cash and cash equivalents	(76)	74
Cash and cash equivalents at January 1	665	569
Cash and cash equivalents at September 30	$589	$643
Supplemental disclosures of cash flow information:
Income taxes paid	$130	$125
Interest paid, net of capitalized interest	$4	$6
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (Unaudited)
($ in Millions, Except Share and Per Share Data)

(1) Basis of Presentation
Sigma-Aldrich Corporation (the “Company,” “we,” “us” or “our”), headquartered in St. Louis, Missouri, is a leading Life Science and High Technology company whose biochemical, organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information, the United States Securities and Exchange Commission’s (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
(2) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(3) New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.
(4) Income Taxes
There were no material changes in the unrecognized tax benefits of the Company during the three and nine months ended September 30, 2012.
(5) Inventories
The principal categories of inventories are:

	September 30, 2012	December 31, 2011
Finished goods	$582	$544
Work in process	39	33
Raw materials	101	91
Total	$722	$668

(6) Acquisitions
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
This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Total consideration to acquire BioReliance was $353 (net of $11 of cash acquired) and was funded with a combination of existing cash and short-term debt. The allocation of purchase price consideration to the assets and liabilities acquired was substantially complete as of September 30, 2012 and has been recognized as follows:

Purchase Price Allocation
Current assets	$23
Property, plant and equipment	44
Goodwill	213
Intangibles:
Customer relationships	108
Technical knowledge	21
Trademarks and trade names	2
Other	4
Other assets	2
Deferred tax liabilities	(48)
Other liabilities	(16)
Total	$353
Goodwill resulting from the acquisition is largely attributable to the existing workforce of BioReliance and synergies expected to arise as a result of the acquisition. BioReliance’s global pharmaceutical testing services are intended to enable the Company to build a specialized services platform that complements its existing product and technology strengths. The objective of the acquisition is to expand the Company’s participation in the fast growing biological drug market and help forge deeper and stronger strategic ties with existing and new customers. The goodwill is not expected to be deductible for tax purposes.
BioReliance contributed $30 and $78 to the Company’s third quarter and first nine months of 2012 net sales, respectively, after the acquisition date on January 31, 2012. Had the BioReliance acquisition been completed as of the beginning of 2011, the Company’s unaudited pro forma net sales for the three months ended September 30, 2012 and 2011 would have been $639 and $659, respectively. The Company’s unaudited pro forma net sales for the nine months ended September 30, 2012 and 2011 would have been $1,977 and $1,988, respectively. Net income of BioReliance was not material to the Company’s consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, either on a reported basis or on a pro forma basis.

(7) Intangible Assets
The Company’s amortizable and unamortizable intangible assets at September 30, 2012 and December 31, 2011 are as follows:

	Cost		Accumulated Amortization
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Amortizable intangible assets:
Patents	$14	$15	$8	$8
Licenses	47	41	16	12
Customer relationships	254	135	57	44
Technical knowledge	49	25	14	11
Other	29	24	21	16
Total amortizable intangible assets	$393	$240	$116	$91
Unamortizable intangible assets:
Goodwill	$715	$492	$26	$26
Trademarks and trade names	20	18	8	8
Total unamortizable intangible assets	$735	$510	$34	$34
The Company recorded amortization expense of $8 and $4 for the three months ended September 30, 2012 and 2011, respectively, related to amortizable intangible assets. For the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense of $24 and $13, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $22 to $31 from 2012 through 2016.
The change in the net goodwill for the nine months ended September 30, 2012 is as follows:

Balance at December 31, 2011	$466
Acquisitions	221
Impact of foreign currency exchange rates	2
Balance at September 30, 2012	$689
Current period additions to total intangible assets relate to preliminary purchase price allocations for acquisitions made in the nine month period ended September 30, 2012. These preliminary allocations will be finalized within one year from the date of acquisition.

(8) Debt
Notes payable and long-term debt consists of the following:

	September 30, 2012		December 31, 2011
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$373	0.2%	$221	0.1%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea limited credit facility, due June 30, 2013 (3)	—	—	—	—
Sigma-Aldrich Japan credit facilities (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	—	—
Total notes payable	373	0.2%	221	0.1%
Plus - current maturities of long-term debt	—	—	—	—
Total notes payable and current maturities of long-term debt	$373	0.2%	$221	0.1%
Long-term debt
Senior notes, due November 1, 2020 (6)	300	3.4%	300	3.4%
Total	300	3.4%	300	3.4%
Less - current maturities	—	—	—	—
Total long-term debt	$300	3.4%	$300	3.4%

(1)
On May 10, 2012, the Company entered into a new $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company’s commercial paper program. The new facility will mature on May 9, 2017, and replaces a $450 revolving credit facility that was scheduled to mature on December 11, 2012. At September 30, 2012 and December 31, 2011, the Company did not have any borrowings outstanding under these facilities. The new facility contains a financial covenant that requires the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent. The Company’s total consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, was 22.5 percent at September 30, 2012.

(2)
Facility contains financial covenants that require the maintenance of consolidated net worth of at least $750 and a ratio of consolidated debt to total capitalization of no more than 55.0 percent. The Company’s consolidated net worth and consolidated debt as a percentage of total capitalization, as defined in the underlying credit agreement, were $2,313 and 22.5 percent, respectively, at September 30, 2012.

(3)	There were no outstanding borrowings under this facility, which has a total commitment of 20 billion Korean Won ($18), at September 30, 2012.

(4)
Sigma-Aldrich Japan has two credit facilities having a total commitment of 2 billion Japanese Yen ($26), with one facility due April 30, 2013 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at September 30, 2012.

(5)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at September 30, 2012.

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

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At September 30, 2012, there were no existing events of default that would require the Company to honor these guarantees.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 and $3 for the three months ended September 30, 2012 and 2011, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $6 and $10 for the nine months ended September 30, 2012 and 2011, respectively.
The fair value of long-term debt, as calculated using the aggregate cash flows from principal and interest payments over the life of the debt and based upon a discounted cash flow analysis using current market interest rates, was approximately $321 and $311 at September 30, 2012 and December 31, 2011, respectively.

(9) Restructuring
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and will further reduce the Company’s fixed cost structure by streamlining the sales force in Europe. The total cost of this restructuring action is approximately $5, of which $0 and $4 was recorded in the three and nine months ended September 30, 2012, respectively.
In the third quarter of 2012, the Company committed to a restructuring plan to reduce global headcount by approximately 130 employees to further reduce the Company’s fixed cost structure. The total cost of this restructuring action is approximately $5, of which $4 was recorded in the three and nine months ended September 30, 2012.
(10) Earnings per Share
Basic earnings per share is calculated using the weighted average number of shares outstanding during each period. The diluted earnings per share calculation includes the impact of dilutive common stock options.

Earnings per share have been calculated using the following share information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares
Basic shares	121	121	121	122
Effect of dilutive securities	1	2	1	1
Diluted shares	122	123	122	123
Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the nine months ended September 30, 2012, because their effects were considered to be antidilutive. There were no common shares excluded from the calculation of weighted average shares for the three months ended September 30, 2012 or for the three and nine months ended September 30, 2011.
(11) Company Operations by Business Unit
The business unit structure is the Company’s approach to serving customers and reporting sales rather than any internal division used to allocate resources. Historically, the Company presented net sales featuring the Research units of Essentials, Specialties and Biotech and Sigma-Aldrich Fine Chemicals (“SAFC”). As a result of certain senior management changes and to reflect how sales are managed internally, beginning in 2012, the three Research units have been combined into one Research Chemicals (“Research”) unit under one Business Unit President. Net sales for the Company’s business units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research Chemicals	$428	$446	$1,337	$1,352
SAFC	211	180	631	543
Total	$639	$626	$1,968	$1,895
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

Sales are attributed to countries based upon the location of product shipped. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales to unaffiliated customers:
United States	$248	$226	$746	$681
Other countries	391	400	1,222	1,214
Total	$639	$626	$1,968	$1,895

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$552	$506
Other countries	334	319
Total	$886	$825
(12) Share Repurchases
At September 30, 2012 and December 31, 2011, the Company had repurchased a total of 99 and 98 million shares, respectively, of an authorized repurchase of 110 million shares. There were 120 million shares outstanding as of September 30, 2012. The Company expects to continue to offset the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.
(13) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended September 30, 2012 and 2011 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2012	2011	2012	2011	2012	2011
Service cost	$3	$2	$2	$2	$—	$—
Interest cost	1	2	2	1	1	1
Expected return on plan assets	(3)	(3)	(2)	(2)	—	—
Amortization	2	1	1	1	—	—
Net periodic benefit cost	$3	$2	$3	$2	$1	$1
The components of net periodic benefit cost for the nine months ended September 30, 2012 and 2011 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2012	2011	2012	2011	2012	2011
Service cost	$7	$6	$6	$6	$1	$1
Interest cost	5	6	7	6	2	2
Expected return on plan assets	(8)	(8)	(7)	(7)	—	—
Amortization	4	3	3	2	(1)	(1)
Net periodic benefit cost	$8	$7	$9	$7	$2	$2

Pension and post-retirement benefits liabilities consisted of the following as of the date noted:

	September 30, 2012	December 31, 2011

Retiree medical liability	$53	$52
Pension liability	91	94
Subtotal	144	146
Less: current portion (included in other current liabilities)	(3)	(3)
Pension and post-retirement benefits liabilities	$141	$143
In total, the Company expects to contribute approximately $13 to its defined benefit pension plans in 2012, including $7 to the U.S. pension plan and the remainder to its international pension plans. The Company contributed $7 and $6, respectively, to its U.S. and international pension plans in the nine months ended September 30, 2012.
The Company’s 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to
Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee’s salary deferral. The cost for this plan was $3 and $2, respectively, for the three months ended September 30, 2012 and 2011. The cost for this plan was $8 and $7, respectively, for the nine months ended September 30, 2012 and 2011.
(14) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	September 30, 2012	December 31, 2011

Other receivables	$27	$25
Prepaid expenses	27	30
Certificates of deposit	22	25
Other current assets	3	6
Total other current assets	$79	$86
Other assets
Other assets are summarized as follows:

	September 30, 2012	December 31, 2011

Other investments	$15	$11
Cash value of life insurance policies	29	25
Deferred taxes	24	38
Other non-current assets	26	26
Total other assets	$94	$100
Other current liabilities
Other current liabilities are summarized as follows:

	September 30, 2012	December 31, 2011

Legal and professional	$6	$6
Pension and post-retirement	3	3
Freight	8	7
Other accrued expenses	60	57
Total other current liabilities	$77	$73

Other liabilities
Other liabilities are summarized as follows:

	September 30, 2012	December 31, 2011

Deferred compensation	$30	$32
Non-current income taxes	33	33
Other non-current liabilities	11	14
Total other non-current liabilities	$74	$79

(15) Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2012.
At September 30, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 8 – Debt and Note 13 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Report”).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sigma-Aldrich Corporation
Management’s Discussion and Analysis
($ in Millions, Except Share and Per Share Data)
This section and other sections of this Report should be read in conjunction with the consolidated financial statements and notes thereto. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such statements can be identified by words such as: “believes,” “can,” “expect,” “likely,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

(1)	global economic conditions, particularly the uncertainties in the Eurozone and other factors affecting the creditworthiness of our Eurozone customers;

(2)	changes in pricing and the competitive environment and the global demand for the Company’s products;

(3)	changes in foreign currency exchange rates;

(4)	changes in research funding and the success of research and development activities;

(5)	failure of planned sales initiatives in our Research and SAFC business units;

(6)	dependence on uninterrupted manufacturing operations and global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 – Income Taxes to the Company’s consolidated financial statements included in Item I, Part 1 of this Report and in Note 10 – Income Taxes to the Company’s consolidated financial statements included in Item 8, Part II of the Annual Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	acquisitions or divestitures of businesses; and

(15)
the outcome of the outstanding matters described in “Other Matters” below and in Note 11 - Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Item 8, Part II of the Annual Report.

A further discussion of the Company’s risk factors can be found in Item 1A of Part I of the Annual Report. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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
Overview
Background
The Company is a leading Life Science and High Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and industry. We believe over 1.3 million scientists and technologists use our products. We operate in 38 countries and have approximately 9,000 employees worldwide.
Historically, the Company presented four business units featuring the Research units of Essentials, Specialties and Biotech and SAFC. As a result of certain senior management changes and to reflect how sales are managed internally, beginning in 2012, the three Research units have been combined into the Research unit under one Business Unit President. The units are closely interrelated in their activities, share services such as order entry, billing, technical support, the e-commerce infrastructure, including the Company’s website, purchasing and inventory control and share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology.
The Research business unit, representing approximately 68 percent of sales for the nine months ended September 30, 2012, provides laboratory reagents to value conscious buyers, facilitates research by scientists through innovation in services and new products and provides first-to-market, innovative products and technologies to the Life Science researcher. SAFC, representing approximately 32 percent of sales for the nine months ended September 30, 2012, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.
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
Strategy

The Company’s business strategy is designed to drive overall sales and earnings growth and to maintain a return on invested capital at an appropriate premium above the Company’s cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: We constantly strive to exceed our customers’ expectations through offering the right selection of high quality products and services, providing superior customer service and support and consistently delivering products that meet published or agreed specifications when and where our customers need them. The continued enhancement of a world-class e-commerce platform is a significant part of this approach.

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

•
Industry Consolidation: Our industry remains fragmented with few companies possessing a significant share in any particular market, which allows some participants to continue consolidating specialty, regional and niche players in the industry. The Company plans to continue to enhance sales growth and increase its market presence through strategic acquisitions, as evidenced by the recent acquisitions of BioReliance and Research Organics, Inc. (“Research Organics”).

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

•
Emerging Market Growth: With the emerging markets in the APLA region growing at faster rates, we continue to focus our sales efforts on this region and achieved an increase in net sales for the three and nine months ended September 30, 2012 of 6 and 11 percent, respectively, compared to the same periods last year. The Company further expanded its footprint in this region with the 2012 openings of a new manufacturing facility in Kaohsiung, Taiwan that serves the fast growing light-emitting diode (“LED”) market, an expanded distribution center and new packaging facility in Bangalore, India, and a new packaging and quality control facility in Wuxi, China.

•
Growth of Internet: The internet continues to change our marketspace. Ensuring a strong presence in this channel is critical to our long term success. Worldwide sales of Research products through the Company’s e-commerce channels, including both web-based and Electronic Data Interchange (“EDI”) platforms, were $663 in the first nine months of 2012, a 6 percent organic increase compared to the same period in 2011, and have grown to over 50 percent of the Company’s total sales of Research products.

•
Pharmaceutical Outsourcing: We continue to take advantage of the expanded market opportunities brought about by the outsourcing trend and shift towards biologic drug development throughout the biotechnology and pharmaceutical industries, with an increased focus on enhancing outsourcing partnerships with our customers.

•
Regulations: Our industry is experiencing opportunities resulting from regulatory trends towards improving the quality of life, with significant focus in the areas of renewable energy and reduced energy consumption. The Company’s Hitech business, part of the SAFC business unit, is poised to take advantage of these opportunities by supplying certain raw materials to manufacturers of LED products.

Highlights of our consolidated results for the three months ended September 30, 2012, are as follows:

•
Net sales were $639, an increase of 2 percent compared to the same period last year. Excluding the sales from acquisitions, which increased sales growth by 6 percent, and changes in foreign currency exchange rates, which lowered sales by 6 percent, sales increased organically by 2 percent compared to the third quarter of 2011.

•
Gross profit margin was 50.7 percent, down from 53.2 percent in the third quarter of 2011 primarily as a result of unfavorable currency and acquisition impacts of 1.5 percent and 1.2 percent, respectively. Operating income margin (operating income as a percentage of sales) was 24.4 percent, compared to 25.6 percent in the same period in 2011.

•
Diluted net income per share was $0.92 compared to $0.95 in 2011. This decrease was driven by changes in foreign currency exchange rates, which lowered otherwise reportable diluted net income per share by $0.11. The impact of changes in foreign currency exchange rates was partially offset by the profit contribution from higher sales as well as headcount and cost reduction initiatives.

•	Net cash provided by operating activities was $379 for the nine months ended September 30, 2012, a $6 increase compared to the first nine months of 2011.

•	Total debt was $673 at September 30, 2012, an increase of $152 since December 31, 2011, largely due to additional borrowings to support acquisitions.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$639	$626	$1,968	$1,895
Cost of products sold	315	293	949	895
Gross profit	324	333	1,019	1,000
Selling, general and administrative expenses	147	152	458	451
Research and development expenses	17	18	53	54
Restructuring costs	4	3	8	8
Acquisition transaction costs	—	—	5	—
Operating income	156	160	495	487
Interest, net	1	2	3	6
Income before income taxes	155	158	492	481
Provision for income taxes	43	41	148	132
Net income	$112	$117	$344	$349
Net income per share - Diluted	$0.92	$0.95	$2.82	$2.84
Net Sales
Net sales were $639 in the third quarter of 2012, up 2 percent from the third quarter of 2011. Our recent acquisitions of BioReliance and Research Organics, acquired in January 2012 and March 2012, respectively, contributed $36 or 6 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales by $34 or 6 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $11 or 2 percent. Pricing and volume each contributed 1 percent to the organic growth.
Net sales were $1,968 in the nine months ended September 30, 2012, up 4 percent from the prior year period in 2011. Our recent acquisitions contributed $99 or 5 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales by $75 or 4 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $49 or 3 percent. Factors contributing to the organic growth included pricing which added 2 percent and volume which added 1 percent.
The changes in net sales for the Company’s business units are as follows:

	Three Months Ended September 30,
	2012	2011	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Chemicals	$428	$446	$(18)	$(25)	$5	$2	1%
SAFC	211	180	31	(9)	31	9	5%
Total	$639	$626	$13	$(34)	$36	$11	2%

	Nine Months Ended September 30,
	2012	2011	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research Chemicals	$1,337	$1,352	$(15)	$(57)	$19	$23	2%
SAFC	631	543	88	(18)	80	26	5%
Total	$1,968	$1,895	$73	$(75)	$99	$49	3%

Research total sales were $428 for the third quarter of 2012 compared to $446 during the same period last year. Organic sales increased by $2 or 1 percent compared to the same period last year. Sales grew organically by $6 in our Analytical Chemistry product group and were partially offset by a decline within our traditional Chemistry product group of $4. Research total sales were $1,337 for the first nine months of 2012 compared to $1,352 during the same period last year. Organic sales increased by $23 or 2 percent. The increase was concentrated primarily in our Analytical Chemistry and Lab Essentials product groups, which increased $18 and $7, respectively. Geographically, the increase in Research sales over the prior year was largely led by the APLA region. In both the three and nine month periods ended September 30, 2012, APLA Research sales increased 4 and 6 percent organically or $4 and $19, respectively.
SAFC total sales were $211 for the third quarter of 2012 compared to $180 during the same period last year. Organic sales increased by $9 or 5 percent. The primary drivers for this increase were higher sales of bulk chemical products for manufacturing in our supply solutions business of $4, higher demand for our custom pharmaceutical products of $3 and higher demand for our Bioscience products of $2. Sales for our Hitech products remained flat compared to the same period last year as volume increases were offset by declines in pricing. SAFC total sales were $631 for the first nine months of 2012 compared to $543 during the same period last year. Organic sales increased by $26 or 5 percent. The primary drivers for this increase were higher demand for our custom pharmaceutical products of $15 and higher sales of bulk chemical products for manufacturing in our supply solutions business of $9. In both the three and nine month periods ended September 30, 2012, all geographic regions contributed to SAFC’s growth.
Worldwide sales of Research products through e-commerce channels, which include the Company’s web site, was 51 percent of total Research sales for both the three and nine months ended September 30, 2012, compared to 50 percent for both the three and nine months ended September 30, 2011.

Gross Profit Margin and Expenses
Gross profit margin, selling, general and administrative (“SG&A”) expenses, research and development (“R&D”) expenses, acquisition transaction costs, restructuring costs and operating income, all expressed as a percentage of sales, and the effective tax rate (income tax expense expressed as a percentage of income before income taxes) for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit margin	50.7%	53.2%	51.8%	52.8%
Selling, general & administrative	23.0%	24.3%	23.3%	23.8%
Research and development expenses	2.7%	2.9%	2.7%	2.9%
Acquisition transaction costs	—%	—%	0.2%	—%
Restructuring costs	0.6%	0.4%	0.4%	0.4%
Operating income	24.4%	25.6%	25.2%	25.7%
Effective tax rate	27.7%	25.9%	30.1%	27.4%
Cost of products sold and gross profit margin

Cost of products sold represents direct materials, labor, distribution and overhead costs associated with the Company’s products and services. Cost of products sold for the three and nine months ended September 30, 2012 were $315 and $949 compared to $293 and $895 for the same periods in the prior year, respectively.
For the three months ended September 30, 2012, when compared to the same period in the prior year, $4 of the increase was due to higher material, manufacturing and distribution costs resulting from higher sales volumes, principally in SAFC, and $25 of the increase was due to additional costs contributed by acquisitions. These increases were partially offset by a $7 decrease resulting from changes in foreign currency exchange rates.
For the nine months ended September 30, 2012, when compared to the same period in the prior year, $18 of the increase was due to higher material, manufacturing and distribution costs resulting from higher sales volumes, principally in SAFC, and $69 of the increase was due to additional costs contributed by acquisitions. These increases were partially offset by a $33 decrease resulting from changes in foreign currency exchange rates.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	Three Months Ended September 30,	Nine Months Ended September 30,
Gross profit margin – 2011	53.2%	52.8%
Increases (decreases) to gross profit margin:
Changes in foreign currency exchange rates	(1.5)%	(0.1)%
Pricing	0.5%	0.8%
Sales volume/Product mix/Other	(0.3)%	(0.5)%
Acquisitions	(1.2)%	(1.2)%
Gross profit margin – 2012	50.7%	51.8%
SG&A expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SG&A	$147	$152	$458	$451
Percentage of sales	23.0%	24.3%	23.3%	23.8%
SG&A expenses decreased $5 during the three months ended September 30, 2012 as compared to the same period in 2011. Lower costs resulting from the Company’s cost reduction activities of $9 and changes in foreign currency exchange rates, which lowered SG&A by $6, were partially offset by $10 of higher expenses attributable to new acquisitions. SG&A expenses increased $7 during the nine months ended September 30, 2012 as compared to the same period in 2011. Higher expenses attributable to new acquisitions of $31, were partially offset by lower costs resulting from the Company’s cost reduction activities of $10 and changes in foreign currency exchange rates, which lowered SG&A by $14.

R&D expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
R&D	$17	$18	$53	$54
Percentage of sales	2.7%	2.9%	2.7%	2.9%
R&D expenses declined $1 in both the three and nine months ended September 30, 2012 as compared to the same periods in 2011 due primarily to the Company’s cost reduction activities. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.
Restructuring costs
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and will further reduce the Company’s fixed cost structure by streamlining the sales force in Europe. The total cost of this restructuring action is approximately $5, of which $0 and $4 was recorded in the three and nine months ended September 30, 2012, respectively.
In the third quarter of 2012, the Company committed to a restructuring plan to reduce global headcount by approximately 130 employees to further reduce the Company’s fixed cost structure. The total cost of this restructuring action is approximately $5, of which $4 was recorded in the three and nine months ended September 30, 2012.

Acquisition transaction costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Acquisition transaction costs	$—	$—	$5	$—
Percentage of Sales	—%	—%	0.2%	—%
Acquisition transaction costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.

Interest, net
Net interest expense was $1 and $2 for the three months ended September 30, 2012 and 2011, respectively, and was $3 and $6 for the nine months ended September 30, 2012 and 2011, respectively. Higher average borrowing levels were more than offset by lower weighted average interest rates for both the three and nine months ended September 30, 2012 compared to the same periods in 2011.
Income Taxes
Income taxes, which include federal, state and international taxes, were 27.7 percent and 25.9 percent of pretax income for the three months ended September 30, 2012 and 2011, respectively. Income taxes were 30.1 percent and 27.4 percent of pretax income for the nine months ended September 30, 2012 and 2011, respectively. The higher effective tax rate for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 is primarily attributable to a higher non-recurring tax benefit realized in 2011 than that realized in 2012 from certain net operating losses and the resolution and related release of certain tax contingencies resulting from statute of limitation closures.
The effective tax rate for the full year of 2012 is expected to be 30 to 31 percent of pretax income.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$379	$373
Investing activities	(480)	(158)
Financing activities	21	(138)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2012 was $379, an increase of $6 or 2 percent compared to the same period in 2011. This increase was primarily driven by higher net income after adjusting for depreciation and amortization, partially offset by higher uses of cash for accounts payable and other working capital.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012 increased $322 compared to the same period in 2011. This increase was primarily due to cash used for acquisitions of $389 during the first nine months of 2012 compared to $75 in the same period of 2011. Capital spending also increased to $89 million from $73 million in the same period last year primarily as a result of the capital spending related to various new facilities.
For 2012, capital spending is expected to be approximately $125.

Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2012 increased $159 compared to the same period in 2011. This increase is due to the net issuance of $152 of short-term debt primarily to fund acquisition activity during the nine months of 2012, as compared to a net issuance of short-term debt of $29 in the same period of 2011. Cash used for share repurchases decreased to $99 million, down from $134 million in the same period in 2011.
Long-term debt was $300 at both September 30, 2012 and December 31, 2011. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders’ equity and total debt, was 21.6 percent at September 30, 2012 and 19.2 percent at December 31, 2011. For a description of the Company’s material credit facilities and debt covenants, see Note 8 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At September 30, 2012 and December 31, 2011, the Company had repurchased a total of 99 and 98 million shares, respectively, of an authorized repurchase of 110 million shares. There were 120 million shares outstanding as of September 30, 2012. The Company expects to continue to offset the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management
Liquidity risk refers to the risk that the Company might be unable to meet its financial obligations in a timely manner or fund its business on an ongoing basis. Factors that could cause such risk to arise include the disruption to the securities markets, downgrades in the Company’s credit rating or the unavailability of funds. In addition to the Company’s cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt, cash on hand and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company’s credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.
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
As of September 30, 2012, the Company has sufficient net worth to allow for borrowing the full capacity under each facility agreement without any restriction related to compliance with the respective debt covenants. For a description of the Company’s material credit facilities and debt covenants, see Note 8 – Debt to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.
At September 30, 2012, substantially all of the Company’s cash and cash equivalents was held by its subsidiaries outside of the U.S. The Company has asserted that a majority of this cash is permanently reinvested and is one of the primary liquidity sources used to support its operations and continued growth plans outside of the U.S. The Company has sufficient liquidity in the U.S. to fund its operations, capital plans, dividends and share repurchases and, accordingly, has no immediate need or plans to repatriate any of its cash held by these subsidiaries.
Contractual Obligations
At September 30, 2012, the Company had $373 of commercial paper outstanding and long-term borrowings of $300, for a total increase in all outstanding debt of $152 since December 31, 2011.

Other Matters
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2012.
At September 30, 2012, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 5 – Notes Payable, Note 6 – Long-Term Debt, Note 8 – Lease Commitments and Note 14 – Pension and Other Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 8 – Debt and Note 13 – Pension and Post-retirement Benefits to the Company’s consolidated financial statements included in Part I, Item 1 of this Report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company’s financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At September 30, 2012, the Company’s outstanding debt represents 21.6 percent of total book capitalization. Approximately 45 percent of the Company’s outstanding debt at September 30, 2012 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management’s view that market risk or variable interest rate risk, based on current conditions, will not significantly impact the Company’s results of operations or financial condition, including liquidity, during 2012.
Foreign Currency Exchange Rates
The functional currency of the Company’s international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for revenues and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company’s revenues, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted earnings per share by $0.11 and $0.16 for the three and nine months ended September 30, 2012, respectively, when compared to the same periods last year.
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk.
Cash Flow Hedges
A significant portion of the Company’s cost of products sold is denominated in the U.S. Dollar, while over 60 percent of the Company’s net sales are denominated in other local currencies in which the products are sold. Intercompany inventory purchases which are sourced primarily from subsidiaries with U.S. Dollar functional currencies are then sold to customers by international subsidiaries with other local currencies. In the third quarter of 2012, the Company implemented a program to utilize foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases. These derivatives have been designated as cash flow hedges which qualify for hedge accounting treatment, whereby changes in fair value are deferred in accumulated other comprehensive income within stockholders’ equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products sold when the related inventory is sold to a customer. As of September 30, 2012, the majority of these contracts are in established currencies such as the Euro, Japanese Yen and Canadian Dollar. The impact of these contracts was not material to the consolidated financial statements as of and for the three and nine months ended September 30, 2012.
Derivatives Not Designated As Hedging Instruments

The Company also uses foreign currency forward exchange contracts, not designated as hedging instruments, to hedge the value of certain receivables and payables denominated in foreign currencies. The Company’s objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in SG&A expenses in the Company’s consolidated statements of income. As of September 30, 2012, the majority of these contracts are in established currencies such as the British Pound, Euro and Swiss Franc. The impact of these contracts was not material to the consolidated financial statements as of and for the three and nine months ended September 30, 2012.

The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company’s policy is to manage the foreign currency risks associated with forecasted intercompany inventory purchases and existing receivables, payables and commitments.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations.

While we continue to monitor the impacts of the uncertainties in the Eurozone, management does not believe that a significant risk exists of these contracts becoming unavailable in the global marketplace within the next twelve months.
Item 4.   Controls and Procedures.
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings.
The information contained in Note 15 - Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A.   Risk Factors.
There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the information about share repurchases for the nine months ended September 30, 2012:

Issuer Purchases of Equity Securities (share amounts in millions)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Jan 1, 2012 - Jan 31, 2012	—	—	97.6	12.4
Feb 1, 2012 - Feb 29, 2012	0.4	$71.86	98.0	12.0
Mar 1, 2012 - Mar 31, 2012	—	—	98.0	12.0
Apr 1, 2012 - Apr 30, 2012	—	—	98.0	12.0
May 1, 2012 - May 31, 2012	0.3	71.10	98.3	11.7
Jun 1, 2012 - Jun 30, 2012	—	—	98.3	11.7
Jul 1, 2012 - Jul 31, 2012	0.2	69.99	98.5	11.5
Aug 1, 2012 - Aug 31, 2012	0.5	70.36	99.0	11.0
Sep 1, 2012 - Sep 30, 2012	—	—	99.0	11.0
Total	1.4	$70.86	99.0	11.0
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

SIGMA-ALDRICH CORPORATION (Registrant)

October 23, 2012	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated January 8, 2012, by and among Sigma-Aldrich Corporation, Sigma-Aldrich Holding LLC, Sigma-Aldrich Acquisition LLC, BioReliance Holdings, Inc., and Avista Capital Partners GP, LLC		8-K		2.1	1/9/12
3.2	Sigma-Aldrich Corporation By-Laws, as amended.		10-Q	6/30/12	3.2	7/24/12
10.1	Credit Agreement, dated as of May 10, 2012, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent		10-Q	6/30/12	10.1	7/24/12
10.2	Form of Performance Share Award Agreement (revised), issued under the Sigma-Aldrich Corporation Long-Term Incentive Plan*		10-Q	3/31/12	10.1	4/24/12
10.3	Description of Material Compensatory Arrangements Contained in Offer Letter Between Sigma-Aldrich Corporation and Jan A. Bertsch*		10-Q	3/31/12	10.2	4/24/12
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.1
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.2
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X			32.1
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X			32.2
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.