Form 10-Q
period 2013-03-31
SIGMA ALDRICH CORP
filed 2013-04-25
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         March 31, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 0-8135
SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code):	(314) 771-5765

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
Yes       No   X
There were 120,334,566 shares of the Company’s common stock, par value $1.00 per share, outstanding on March 31, 2013.

-i-

Glossary

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2012
Applied	Applied Business Unit
ASU	Accounting Standards Update
BioReliance	BioReliance Holdings, Inc.
Board	Sigma-Aldrich Corporation Board of Directors
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Operating income margin	Operating income as a percentage of sales
OCI	Other Comprehensive Income
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2013
Research	Research Business Unit
Research Organics	Research Organics, Inc.
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative Expense
Total Americas	North America and South America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2013	2012
Net sales	$675	$665
Cost of products and services sold	331	310
Gross profit	344	355
Selling, general and administrative expenses	161	160
Research and development expenses	17	18
Acquisition transaction costs	—	5
Operating income	166	172
Interest, net	1	1
Income before income taxes	165	171
Provision for income taxes	43	54
Net income	$122	$117

Net income per share - Basic	$1.02	$0.97
Net income per share - Diluted	$1.01	$0.96
Weighted average number of shares outstanding - Basic	120	121
Weighted average number of shares outstanding - Diluted	121	122
Dividends per share	$0.22	$0.20
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended March 31,
	2013	2012
Net income	$122	$117
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	(55)	20
Pension and post retirement, net	2	1
Unrealized gain on securities, net	2	2
Unrealized gain on forward exchange contracts, net	11	—
Total other comprehensive income/(loss)	(40)	23
Comprehensive income	$82	$140
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$471	$724
Accounts receivable, net	398	356
Inventories	711	722
Deferred taxes	30	32
Other	90	95
Total current assets	1,700	1,929
Property, plant and equipment:
Property, plant and equipment	2,001	2,011
Less - accumulated depreciation	(1,190)	(1,182)
Property, plant and equipment, net	811	829
Goodwill, net	675	691
Intangibles, net	270	282
Other	125	89
Total assets	$3,581	$3,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$89	$383
Accounts payable	154	160
Payroll	52	55
Income taxes	45	26
Other	74	77
Total current liabilities	414	701
Long-term debt	300	300
Pension and post-retirement benefits	132	135
Deferred taxes	66	64
Other	72	74
Total liabilities	984	1,274
Stockholders' equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at March 31, 2013 and December 31, 2012; 120 million shares outstanding at March 31, 2013 and December 31, 2012	202	202
Capital in excess of par value	294	276
Common stock in treasury, at cost, 82 million shares at March 31, 2013 and December 31, 2012	(2,294)	(2,271)
Retained earnings	4,366	4,270
Accumulated other comprehensive income	29	69
Total stockholders' equity	2,597	2,546
Total liabilities and stockholders' equity	$3,581	$3,820
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$122	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	32
Deferred income taxes	6	20
Stock-based compensation expense	8	6
Other	(2)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(51)	(46)
Inventories	4	(16)
Accounts payable	(4)	6
Income taxes	21	13
Other, net	15	15
Net cash provided by operating activities	154	144
Cash flows from investing activities:
Capital expenditures	(25)	(32)
Purchases of short-term investments	(51)	(16)
Proceeds from sales of short-term investments	20	21
Acquisitions of businesses, net of cash acquired	—	(389)
Other, net	(3)	(3)
Net cash used in investing activities	(59)	(419)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(294)	193
Dividends	(26)	(24)
Share repurchases	(27)	(25)
Proceeds from exercise of stock options	10	14
Excess tax benefits from stock-based payments	3	7
Net cash provided by/(used in) financing activities	(334)	165
Effect of foreign currency exchange rate changes on cash	(14)	3
Net change in cash and cash equivalents	(253)	(107)
Cash and cash equivalents at January 1	724	665
Cash and cash equivalents at March 31	$471	$558
Supplemental disclosures of cash flow information:
Income taxes paid	$12	$11
Interest paid, net of capitalized interest	$—	$—
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (Unaudited)
($ in Millions, Except Share and Per Share Data)

(1) Basis of Presentation
Sigma-Aldrich Corporation, headquartered in St. Louis, Missouri, is a leading Life Science and High Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
(2) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
(3) New Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required U.S. GAAP disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.
(4) Income Taxes
There were no material changes in the unrecognized tax benefits of the Company during the three months ended March 31, 2013.
(5) Inventories
The principal categories of inventories are:

	March 31, 2013	December 31, 2012
Finished goods	$569	$585
Work in process	39	36
Raw materials	103	101
Total	$711	$722

(6) Intangible Assets
The Company’s amortizable and unamortizable intangible assets at March 31, 2013 and December 31, 2012 are as follows:

	Cost		Accumulated Amortization
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Amortizable intangible assets:
Patents	$14	$14	$8	$8
Licenses	47	47	18	17
Customer relationships	249	255	65	61
Technical knowledge	48	48	16	15
Other	29	29	22	22
Total amortizable intangible assets	$387	$393	$129	$123
Unamortizable intangible assets:
Goodwill	$701	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$721	$737	$34	$34
The Company recorded amortization expense of $7 for the three months ended March 31, 2013 and 2012, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $21 to $26 from 2013 through 2017.
The change in net goodwill for the three months ended March 31, 2013 is as follows:

Balance at December 31, 2012	$691
Acquisitions	(1)
Impact of foreign currency exchange rates	(15)
Balance at March 31, 2013	$675
Current period acquisition activity related to the finalization of purchase accounting for BioReliance and Research Organics, which were acquired in January 2012 and March 2012, respectively.

(7) Debt
Notes payable and long-term debt consists of the following:

	March 31, 2013		December 31, 2012
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$89	0.2%	$381	0.2%
$200.0 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea Limited credit facility, due June 30, 2013 (3)	—	—	—	—
Sigma-Aldrich Japan GK credit facilities (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	2	1.5%
Total notes payable	89	0.2%	383	0.2%
Plus - current maturities of long-term debt	—	—	—	—
Total notes payable and current maturities of long-term debt	$89	0.2%	$383	0.2%
Long-term debt
Senior notes, due November 1, 2020 (6)	$300	3.4%	$300	3.4%
Total	300	3.4%	300	3.4%
Less - current maturities	—	—	—	—
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company's commercial paper program that will mature on May 9, 2017. At March 31, 2013 and December 31, 2012, the Company did not have any borrowings outstanding under this facility. However, the amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company’s total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 13.4 percent and 0.0 percent, respectively, at March 31, 2013.

(2)
This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750, a ratio of consolidated debt to total capitalization of no more than 55.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, were $2,511, 13.4 percent and 0.0 percent, respectively, at March 31, 2013.

(3)	There were no outstanding borrowings under this facility, which had a total commitment of 20 billion Korean Won ($18), at March 31, 2013.

(4)
Sigma-Aldrich Japan GK has two credit facilities having a total commitment of 2 billion Japanese Yen ($21), with one facility due April 30, 2014 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at March 31, 2013.

(5)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at March 31, 2013.

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

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At March 31, 2013, there were no existing events of default that would require the Company to honor these guarantees.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 for the three months ended March 31, 2013 and 2012, respectively.

The fair value of long-term debt was approximately $310 and $315 at March 31, 2013 and December 31, 2012, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.
As of March 31, 2013, the Company had sufficient net worth, as defined in the underlying credit agreements, to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective financial debt covenants.
(8) Financial Derivatives and Risk Management
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
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while over 60 percent of the Company's net sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. In the third quarter of 2012, the Company implemented a program to use foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases.
These derivatives have been designated as cash flow hedges, which qualify for hedge accounting treatment, whereby changes in fair value of the derivative are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for the period ended March 31, 2013. At March 31, 2013 and December 31, 2012, the Company had a notional principal amount of $235 and $254, respectively, in foreign currency forward contracts outstanding.
The following table summarizes the fair values of the forward foreign currency exchange contracts designated as cash flow hedges at March 31, 2013 and December 31, 2012:

Item	Reporting Location	March 31, 2013	December 31, 2012

Forward exchange contracts asset derivative	Other current assets	$11	$6
Forward exchange contracts liability derivative	Other current liabilities	—	3
Gain recognized in AOCI, net	AOCI	14	3

The following table summarizes the effect of the forward foreign currency exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three months ended March 31, 2013 and March 31, 2012, net of immaterial tax effects. Amounts reclassified from AOCI to net income during these same periods were immaterial.

Item	Reporting Location	March 31, 2013	March 31, 2012

Gain recognized in OCI, net	OCI	$11	—

As of March 31, 2013, the majority of these contracts are in established currencies including the Euro, Japanese Yen and U.S. Dollar. During the next 12 months, we expect that approximately $13 of derivative gains included in AOCI, based on their valuation as of March 31, 2013, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Derivatives Not Designated As Hedging Instruments
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in SG&A in the Company's consolidated statements of income. The duration of the contracts typically does not exceed six months. As of March 31, 2013, the majority of these contracts are in established currencies including the British Pound, Euro and Japanese Yen. The impact of these contracts was not material to the consolidated financial statements as of and for the periods ended March 31, 2013 and December 31, 2012. The notional amount of open foreign currency forward exchange contracts at March 31, 2013 and December 31, 2012 was $142 and $116, respectively.
(9) Company Operations by Business Unit
Effective January 1, 2013, the Company's business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	Three Months Ended March 31,
	2013	2012
Research	$361	$372
Applied	159	153
SAFC Commercial	155	140
Total	$675	$665
During 2012, the Company operated with the business units of Research and SAFC.
The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, the e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company’s CEO, CFO and business unit Presidents participate in compensation programs in which all or a significant portion of their incentive compensation is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and individual/business unit objectives based on consolidated Company EPS (and for the business unit Presidents, the profitability for certain sites within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended March 31,
	2013	2012
Net sales to unaffiliated customers:
United States	$256	$240
Other countries	419	425
Total	$675	$665

	March 31, 2013	December 31, 2012
Long-lived assets:
United States	$549	$549
Other countries	371	351
Total	$920	$900
(10) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Service cost	$—	$2	$3	$2	$—	$—
Interest cost	2	2	2	2	—	1
Expected return on plan assets	(3)	(3)	(3)	(2)	—	—
Amortization	1	1	1	1	—	—
Net periodic benefit cost	$—	$2	$3	$3	$—	$1
Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	March 31, 2013	December 31, 2012

Retiree medical liability	$47	$47
Pension liability	88	91
Subtotal	135	138
Less: current portion (included in other current liabilities)	(3)	(3)
Pension and post-retirement benefits liabilities	$132	$135
In the fourth quarter of 2012, the Board approved and management communicated changes to our U.S. defined benefit pension plan so that, effective December 31, 2012, the pension plan would be frozen and future retirement service benefits would no longer be accrued under this program. Effective January 1, 2013, the affected employees were eligible for additional contributions under an enhanced defined contribution plan. As a result of the freeze, participants under the plan are no longer accruing service based benefits and are being treated as inactive for accounting purposes. The Company will amortize accumulated unrecognized losses over the remaining estimated life of participants of approximately 38 years as of March 31, 2013.
The Company is not required to make a contribution to its U.S. pension plan in 2013. The Company contributed $2 to its international pension plans in the three months ended March 31, 2013. In total, the Company expects to contribute approximately $8 to its defined benefit pension plans in 2013.
The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to
Internal Revenue Code limitations. The Company also contributes a fixed amount per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $6 and $2, respectively, for the three months ended March 31, 2013 and 2012.

(11) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	March 31, 2013	December 31, 2012

Other receivables	$38	$36
Prepaid expenses	24	29
Certificates of deposit	25	27
Other current assets	3	3
Total other current assets	$90	$95
Other assets
Other assets are summarized as follows:

	March 31, 2013	December 31, 2012

Other investments	$21	$16
Cash value of life insurance policies	31	29
Deferred taxes	15	17
Long term certificates of deposit	31	—
Other non-current assets	27	27
Total other assets	$125	$89
Other current liabilities
Other current liabilities are summarized as follows:

	March 31, 2013	December 31, 2012

Legal and professional	$6	$6
Pension and post-retirement	3	3
Freight	8	7
Other accrued expenses	57	61
Total other current liabilities	$74	$77

Other liabilities
Other liabilities are summarized as follows:

	March 31, 2013	December 31, 2012

Deferred compensation	$28	$31
Non-current income taxes	34	33
Other non-current liabilities	10	10
Total other non-current liabilities	$72	$74

(12) Earnings per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.

EPS calculations have been made using the following share information (in millions):

	Three Months Ended March 31,
	2013	2012
Weighted average shares
Basic shares	120	121
Effect of dilutive securities	1	1
Diluted shares	121	122
Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the three months ended March 31, 2013, because their effects were antidilutive. There were no common shares excluded from the calculation of diluted weighted average shares for the three months ended March 31, 2012.
(13) Share Repurchases
At March 31, 2013 and December 31, 2012, the Company had repurchased a total of 100 and 99 million shares, respectively, of an authorized repurchase of 110 million shares. There were 120 million shares outstanding as of March 31, 2013. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.
(14) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the period ended March 31, 2013.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain on Securities, Net	Unrealized Gain on Cash Flow Hedges, Net	Total
Beginning balance	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	(55)	—	3	11	(41)
Less: Amounts reclassified from accumulated other comprehensive income	—	(2)	1	—	(1)
Net current-period other comprehensive income (loss)	(55)	2	2	11	(40)
Ending balance	$86	$(76)	$5	$14	$29

The following table shows the components of AOCI for the period ended March 31, 2012.

	Foreign Currency Translation Adjustment Income, Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Total
Beginning balance	$119	$(88)	$(1)	$30
Other comprehensive income (loss) before reclassification	20	—	2	22
Less: Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	20	1	2	23
Ending balance	$139	$(87)	$1	$53
Adjustments to AOCI are recorded net of related tax effects, which are immaterial. Amounts reclassified from AOCI during the three months ended March 31, 2013 and 2012 were recognized in SG&A.

(15) Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, including product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2013.
At March 31, 2013, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6 – Notes Payable, Note 7 – Long-Term Debt, Note 9 – Lease Commitments and Note 15 – Pension and Other Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 10 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sigma-Aldrich Corporation
Management’s Discussion and Analysis
($ in Millions, Except Share and Per Share Data)
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and the Annual Report. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such statements can be identified by words such as: "believes," "can," "expect," "likely," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions, new products and services, technology licensing activity and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

(1)	global economic conditions, particularly the uncertainties in the Eurozone and other factors affecting the creditworthiness of our Eurozone customers;

(2)	changes in pricing and the competitive environment and the global demand for the Company’s products;

(3)	changes in foreign currency exchange rates;

(4)	changes in research funding and the success of R&D activities;

(5)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units;

(6)	dependence on uninterrupted manufacturing operations and global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 – Income Taxes to the Company's consolidated financial statements included in Item I, Part 1 of this Report and in Note 11 – Income Taxes to the Company's consolidated financial statements included in Item 8, Part II of the Annual Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	acquisitions or divestitures of businesses; and

(15)
the outcome of the outstanding matters described in "Other Matters" below and in Note 12 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Item 8, Part II of the Annual Report.

A further discussion of the Company's risk factors can be found in Item 1A, Part I of the Annual Report. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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
With over 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company's local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, acquisition impacts. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of "changes in foreign currency exchange rates" or "changes in FX." While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates later in 2013 or any future period. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the large volume of our sales denominated in foreign currencies.
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
Effective January 1, 2013, the Company's business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The business units are closely interrelated in their activities and share services such as order entry, billing, technical support, the e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. During 2012, the Company operated with the business units of Research and SAFC.
Research, representing approximately 53 percent of sales for the three months ended March 31, 2013, provides reagents and consumables to life sciences and non-profit research organizations. Applied, representing approximately 24 percent of sales for the three months ended March 31, 2013, provides raw materials and solutions for testing in clinical and industrial applications. SAFC Commercial, representing approximately 23 percent of sales for the three months ended March 31, 2013, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.
The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, economic conditions and government research funding in the United States, the European Union and elsewhere do have some impact on demand from certain of our customers.
Strategy

The Company's business strategy is designed to drive overall sales and earnings growth and to maintain a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: We constantly strive to exceed our customers' expectations through offering the right selection of high quality products and services, providing superior customer service and support as well as consistently delivering products that meet published or agreed specifications when and where our customers need them. The continued enhancement of a world-class e-commerce platform is a significant part of this approach.

•
Expanding Products and Services: Increasing our geographic coverage, particularly in APAC and Brazil, pursuing new and innovative technologies and expanding our product and service offerings organically and through strategic acquisitions, should enable us to drive continued sales and earnings growth.

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

Key Business Trends and Highlights

In operating our business and monitoring its performance, the Company considers a number of performance measures, as well as trends affecting our industry as whole, which include the following:

•	Macroeconomic Concerns Impacting Funding: Uncertainties in the United States and Europe around the macroeconomic environment have impacted overall research funding.

•
Industry Consolidation: Our industry remains fragmented with few companies possessing a significant share in any particular market, which allows some participants to continue consolidating specialty, regional and niche players in the industry. The Company plans to continue to enhance sales growth and increase its market presence through strategic acquisitions.

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

•
Emerging Market Growth: With emerging markets in APAC and Brazil growing at faster rates, we continue to focus our sales efforts on these areas. In 2012, the Company further expanded its footprint in this area with the opening of a new manufacturing facility in Kaohsiung, Taiwan that serves the fast growing LED market, an expanded distribution center and new packaging facility in Bangalore, India, and a new packaging and quality control facility in Wuxi, China.

•
Growth of Internet: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, have grown to 47 percent of the Company's total sales of Research and Applied products during the first quarter of 2013 as compared to 46 percent during the same period in 2012.

•
Pharmaceutical Outsourcing: We continue to take advantage of the expanded market opportunities brought about by the outsourcing trend and shift towards biologic drug development throughout the biotechnology and pharmaceutical industries, with an increased focus on enhancing outsourcing partnerships with our customers.

•
Regulations: Our industry is experiencing opportunities resulting from regulations that are directed at improving the quality of life, with significant focus in the areas of renewable energy and reduced energy consumption. The Company's Hitech business, part of the SAFC Commercial business unit, is poised to take advantage of these opportunities by supplying certain raw materials to manufacturers of LED products.

Highlights of our consolidated results for the three months ended March 31, 2013, are as follows:

•
Net sales were $675, an increase of 2 percent compared to the same period last year. Excluding the sales from acquisitions, which increased sales growth by 2 percent, and changes in foreign currency exchange rates, which lowered sales by 1 percent, sales increased organically by 1 percent compared to the first quarter of 2012.

•	Operating income margin was 24.6 percent, compared to 25.9 percent in the same period in 2012.

•	Diluted net income per share was $1.01 compared to $0.96 in 2012. This increase was primarily driven by a lower tax rate, which increased reported diluted net income per share by $0.07.

•	Net cash provided by operating activities was $154 for the three months ended March 31, 2013, an $10 increase compared to the first three months of 2012.

•	Total debt was $389 at March 31, 2013. Debt decreased $294 since December 31, 2012 due to decreased borrowings of commercial paper.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net sales	$675	$665
Cost of products and services sold	331	310
Gross profit	344	355
Selling, general and administrative expenses	161	160
Research and development expenses	17	18
Acquisition transaction costs	—	5
Operating income	166	172
Interest, net	1	1
Income before income taxes	165	171
Provision for income taxes	43	54
Net income	$122	$117
Net income per share - Diluted	$1.01	$0.96
Net Sales
Net sales were $675 in the first quarter of 2013, up 2 percent from the first quarter of 2012. Our acquisitions of BioReliance and Research Organics, acquired in January 2012 and March 2012, respectively, contributed $15 or 2 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales by $8 or 1 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $3 or 1 percent.
The changes in net sales for the Company's business units are as follows:

	Three Months Ended March 31,
	2013	2012	Change	Impact of Changes in FX	Increase due to Acquisitions	Organic Growth	Organic Growth %
Research	$361	$372	$(11)	$(6)	$—	$(5)	(1)%
Applied	159	153	6	(1)	3	4	3%
SAFC Commercial	155	140	15	(1)	12	4	3%
Total	$675	$665	$10	$(8)	$15	$3	1%

Research total sales were $361 for the first quarter of 2013 compared to $372 during the same period last year. Sales decreased organically by $5 or 1 percent compared to the same period last year. The decline in organic Research sales was primarily driven by lower government grants and other funding to academic institutions resulting from sequestration in the United States, uncertainties regarding research funding in Europe and fewer shipping days than the comparable period in 2012. The overall decline in sales was partially offset by growth in sales in our dealer networks resulting from the launch of our Dealers as Partners program in EMEA during the first quarter of 2013.

Applied total sales were $159 for the first quarter of 2013 compared to $153 during the same period last year. Sales increased organically by $4 or 3 percent compared to the same period last year. The primary driver of this growth was within the Diagnostic and Testing markets, which experienced increased sales of critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth.
SAFC Commercial total sales were $155 for the first quarter of 2013 compared to $140 during the same period last year. Sales grew organically by $4 or 3 percent compared to the same period last year. The organic growth was led by strong sales within our Life Science Products and Services business, most notably our custom pharmaceutical manufacturing and industrial cell culture media products. This growth was partially offset by lower sales in our Hitech electronics business, primarily from year-over-year pricing declines in metal organic precursors for the LED market. Geographically, the increase in SAFC Commercial's sales over the prior year was largely led by the Total Americas region.
Worldwide sales of Research and Applied products through e-commerce channels, which include the Company’s web site, were 47 percent of total Research and Applied sales for the three months ended March 31, 2013.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Gross profit margin	51.0%	53.4%
Selling, general and administrative expenses	23.9%	24.1%
Research and development expenses	2.5%	2.7%
Acquisition transaction costs	—%	0.7%
Operating income	24.6%	25.9%
Effective tax rate	26.1%	31.6%
Cost of Products and Services Sold and Gross Profit Margin

Cost of products and services sold represents direct materials, labor, distribution and overhead costs associated with the Company's products and services.

Cost of products sold for the three months ended March 31, 2013 was $331 compared to $310 for the same period in the prior year. For the three months ended March 31, 2013, the increase in cost of products and services sold when compared to the prior year was due to higher material, manufacturing and distribution expenses of $14 and additional costs contributed by acquisitions completed in 2012 of $10. These increases were partially offset by a $3 decrease resulting from changes in foreign currency exchange rates.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three months ended March 31, 2013 compared to the same period in 2012:

Three Months Ended March 31,
Gross profit margin – 2012	53.4%
Decreases to gross profit margin:
Changes in foreign currency exchange rates	(0.2)%
Sales volume/Product mix/Pricing/Other	(1.8)%
Acquisitions	(0.4)%
Gross profit margin – 2013	51.0%

SG&A

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses	$161	$160
Percentage of sales	23.9%	24.1%
SG&A as a percentage of sales was largely in line with the prior year's percentage.

R&D Expenses

	Three Months Ended March 31,
	2013	2012
Research and development expenses	$17	$18
Percentage of sales	2.5%	2.7%
R&D as a percentage of sales was largely in line with the prior year's percentage. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Acquisition Transaction Costs

	Three Months Ended March 31,
	2013	2012
Acquisition transaction costs	$—	$5
Percentage of sales	—%	0.7%
Acquisition transaction costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.
Income Taxes
Income taxes, which include federal, state and international taxes, were 26.1 percent and 31.6 percent of pretax income for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, the full impact of the U.S. R&D Tax Credit for all of 2012 and a portion of the credit related to 2013 were recognized as a result of the American Taxpayer Relief Act of 2012 being signed into law on January 1, 2013. This credit had a benefit to our effective tax rate of approximately 300 basis points and increased net income by $5.
The effective tax rate for the full year of 2013 is expected to be 28 to 29 percent of pretax income.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Three Months Ended March 31, 2013
	2013	2012
Net cash provided by (used in):
Operating activities	$154	$144
Investing activities	(59)	(419)
Financing activities	(334)	165
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2013 was $154, an increase of $10 or 7 percent compared to the same period in 2012. This increase was driven by a reduction in inventory levels in the first quarter of 2013 of $4 compared to a use of cash for inventory of $16 in the same period last year.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013 decreased $360 compared to the same period in 2012. This decrease was primarily due to cash used for acquisitions during the first three months of 2012 of $389 that did not repeat in 2013. Capital spending also decreased $7 from the same period last year. The overall decrease was partially offset by the increased use of cash to purchase short-term investments of $35.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2013 increased $499 compared to the same period in 2012. This increase is due to the net repayment of $294 of short-term debt during the first three months of 2013, as compared to a net issuance of short-term debt of $193 in the same period of 2012.
Long-term debt was $300 at both March 31, 2013 and December 31, 2012. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 13.0 percent at March 31, 2013 and 21.1 percent at December 31, 2012. For a description of the Company's material credit facilities and debt covenants, see Note 7 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At March 31, 2013 and December 31, 2012, the Company had repurchased a total of 100 and 99 million shares, respectively, of an authorized repurchase of 110 million shares. There were 120 million shares outstanding as of March 31, 2013. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

Liquidity and Risk Management
Liquidity risk refers to the risk that the Company might be unable to meet its financial obligations in a timely manner or fund its business on an ongoing basis. Factors that could cause such risk to arise include a disruption in the securities markets, downgrades in the Company's credit rating or the unavailability of funds. In addition to the Company's cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt, cash on hand and long-term debt programs as funding sources. The Company maintains committed bank lines of credit to support its commercial paper borrowings and local bank lines of credit to support its international operations. Downgrades in the Company's credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and thereby adversely affect profitability.
The Company has considered the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to the availability of and the Company's access to, short-term credit, including the market for commercial paper. Based on discussions held with the Company's lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable within the next twelve months. Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt service, capital expenditures, selective acquisitions, dividends, share repurchases, funding of pension and other post-retirement benefit plan obligations and working capital presently and for the next twelve months.
It is management's view that cash provided by operating activities, along with its available credit facilities, will be sufficient to fund the operations of the business for the next twelve months.
As of March 31, 2013, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 7 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At March 31, 2013, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the United States. The Company has asserted that a majority of this cash is permanently reinvested and is one of the primary liquidity sources used to support its operations and continued growth plans outside of the United States. The Company has sufficient liquidity in the United States to fund its operations, capital plans, dividends and share repurchases and, accordingly, has no immediate need or plans to repatriate any of its cash held by these subsidiaries.
Contractual Obligations
At March 31, 2013, the Company had $89 of commercial paper outstanding and long-term borrowings of $300, for a total decrease in all outstanding debt of $294 since December 31, 2012.
Other Matters
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, including product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at March 31, 2013.
At March 31, 2013, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company’s consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6 – Notes Payable, Note 7 – Long-Term Debt, Note 9 – Lease Commitments and Note 15 – Pension and Other Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 10 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At March 31, 2013, the Company's outstanding debt represented 13 percent of total book capitalization. Approximately 77 percent of the Company's outstanding debt at March 31, 2013 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are sufficient to meet the cash requirements of operating the business. It is management's view that market risk or variable interest rate risk, based on current conditions, will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2013.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.02 for the three months ended March 31, 2013, when compared to the same period last year.
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk.

The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company's policy is to manage the foreign currency risks associated with forecasted intercompany inventory purchases and existing assets and liabilities, principally intercompany receivables and payables.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while over 60 percent of the Company's net sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other currencies. In the third quarter of 2012, the Company implemented a program to use foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases.
These derivatives have been designated as cash flow hedges, which qualify for hedge accounting treatment, whereby changes in fair value of the derivative are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. As of March 31, 2013, the majority of these contracts are in established currencies such as the Euro, Japanese Yen and U.S. Dollar. The impact of these contracts was not material to the consolidated statement of income for the three months ended March 31, 2013 and the March 31, 2013 consolidated balance sheet.
Derivatives Not Designated As Hedging Instruments
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are typically offset either partially or completely by transaction gains and losses, with any net gains and losses included in SG&A in the Company's consolidated statements of income. As of March 31, 2013, the majority of these contracts are in established currencies including the British Pound, Euro and Japanese Yen. The impact of these contracts was not material to the consolidated financial statements for the three months ended March 31, 2013.

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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013. Based upon their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 15 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A. Risk Factors.

There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the information about share repurchases for the three months ended March 31, 2013:

Issuer Purchases of Equity Securities (share amounts in millions)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Jan 1, 2013 - Jan 31, 2013	—	—	99.4	10.6
Feb 1, 2013 - Feb 28, 2013	0.2	$76.06	99.6	10.4
Mar 1, 2013 - Mar 31, 2013	0.1	78.01	99.7	10.3
Total	0.3	$77.01	99.7	10.3
On November 8, 2011, the Board extended the authorization to repurchase the remaining 2.4 million shares under the share repurchase program that was previously approved on October 20, 2008, and authorized the repurchase of an additional 10 million shares. These authorizations expire on November 8, 2014. This brings the total authorization to 110 million shares. The timing and number of additional shares authorized and purchased, if any, will depend on market conditions and other factors.
Item 3.   Defaults Upon Senior Securities.
None.
Item 4.   Mine Safety Disclosures.
Not applicable.
Item 5.   Other Information.
None.
Item 6.   Exhibits.
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

April 25, 2013	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Form of Restricted Stock Unit Agreement (annual grant), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*	X			10.1
10.2	Form of Performance Share Award Agreement (revised to replace ROE with ROIC as performance metric), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*	X			10.2
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.1
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X			31.2
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X			32.1
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X			32.2
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.