Form 10-Q
period 2013-09-30
SIGMA ALDRICH CORP
filed 2013-10-22
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         September 30, 2013
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 0-8135
SIGMA-ALDRICH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	43-1050617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3050 Spruce Street, St. Louis, Missouri	63103
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code):	(314) 771-5765

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
Yes       No   X
There were 119,665,716 shares of the Company's common stock, par value $1.00 per share, outstanding on September 30, 2013.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2012
Applied	Applied Business Unit
ASU	Accounting Standards Update
BioReliance	BioReliance Holdings, Inc.
Board	Sigma-Aldrich Corporation Board of Directors
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Operating income margin	Operating income as a percentage of sales
OCI	Other Comprehensive Income
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended September 30, 2013
Research	Research Business Unit
Research Organics	Research Organics, Inc.
SAFC Commercial	SAFC Commercial Business Unit
SAGE Labs	Sigma Advanced Genetic Engineering Labs
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative Expense
Total Americas	North America and South America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$664	$639	$2,020	$1,968
Cost of products and services sold	330	315	1,001	949
Gross profit	334	324	1,019	1,019
Selling, general and administrative expenses	150	147	458	458
Research and development expenses	16	17	49	53
Restructuring and other charges	10	4	22	13
Operating income	158	156	490	495
Interest, net	1	1	3	3
Income before income taxes	157	155	487	492
Provision for income taxes	38	43	127	148
Net income	$119	$112	$360	$344

Net income per share - Basic	$0.99	$0.93	$3.00	$2.84
Net income per share - Diluted	$0.98	$0.92	$2.98	$2.82
Weighted average number of shares outstanding - Basic	120	121	120	121
Weighted average number of shares outstanding - Diluted	121	122	121	122
Dividends per share	$0.22	$0.20	$0.65	$0.60
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$119	$112	$360	$344
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	60	31	(12)	9
Pension and post retirement, net	1	1	3	4
Unrealized gain/(loss) on securities, net	(1)	1	(3)	4
Unrealized gain/(loss) on forward exchange contracts, net	(11)	—	(1)	—
Total other comprehensive income/(loss)	49	33	(13)	17
Comprehensive income	$168	$145	$347	$361
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688	$724
Accounts receivable	390	356
Inventories	715	722
Deferred taxes	30	32
Other	82	95
Total current assets	1,905	1,929
Property, plant and equipment:
Property, plant and equipment	2,073	2,011
Less - accumulated depreciation	(1,267)	(1,182)
Property, plant and equipment, net	806	829
Goodwill	687	691
Intangibles, net	261	282
Other	120	89
Total assets	$3,779	$3,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$114	$383
Accounts payable	165	160
Payroll	66	55
Income taxes	30	26
Other	87	77
Total current liabilities	462	701
Long-term debt	300	300
Pension and post-retirement benefits	133	135
Deferred taxes	59	64
Other	77	74
Total liabilities	1,031	1,274
Stockholders' equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at September 30, 2013 and December 31, 2012; 120 million shares outstanding at September 30, 2013 and December 31, 2012	202	202
Capital in excess of par value	315	276
Common stock in treasury, at cost, 82 million shares at September 30, 2013 and December 31, 2012	(2,377)	(2,271)
Retained earnings	4,552	4,270
Accumulated other comprehensive income	56	69
Total stockholders' equity	2,748	2,546
Total liabilities and stockholders' equity	$3,779	$3,820
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$360	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	101
Deferred income taxes	(2)	23
Stock-based compensation expense	18	13
Restructuring	8	1
Other	(13)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(39)	(38)
Inventories	(2)	(43)
Accounts payable	6	(6)
Income taxes	5	(17)
Other, net	42	7
Net cash provided by operating activities	486	379
Cash flows from investing activities:
Capital expenditures	(75)	(89)
Purchases of investments	(96)	(77)
Proceeds from sales of investments	74	81
Acquisitions of businesses, net of cash acquired	—	(389)
Proceeds from sale of net assets	9	—
Other, net	—	(6)
Net cash used in investing activities	(88)	(480)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(269)	152
Dividends	(78)	(73)
Share repurchases	(115)	(99)
Proceeds from exercise of stock options	25	31
Excess tax benefits from stock-based payments	6	10
Net cash provided by/(used in) financing activities	(431)	21
Effect of foreign currency exchange rate changes on cash	(3)	4
Net change in cash and cash equivalents	(36)	(76)
Cash and cash equivalents at January 1	724	665
Cash and cash equivalents at September 30	$688	$589
Supplemental disclosures of cash flow information:
Income taxes paid	$116	$130
Interest paid, net of capitalized interest	$4	$4
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
(2) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
(3) New Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" that requires entities to disclose either on the face of or in the notes to the financial statements the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For items that are not reclassified in their entirety into net income, entities must provide a cross reference to other required disclosures. This ASU does not change the items currently reported in other comprehensive income and is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of these provisions did not have a material impact on the consolidated financial statements of the Company.
(4) Income Taxes
There were no material changes in the unrecognized tax benefits of the Company during the three and nine months ended September 30, 2013.
(5) Inventories
The principal categories of inventories are:

	September 30, 2013	December 31, 2012
Finished goods	$579	$585
Work in process	34	36
Raw materials	102	101
Total	$715	$722

(6) Intangible Assets
The Company’s amortizable and unamortizable intangible assets at September 30, 2013 and December 31, 2012 are as follows:

	Cost		Accumulated Amortization
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Amortizable intangible assets:
Patents	$15	$14	$9	$8
Licenses	48	47	20	17
Customer relationships	252	255	73	61
Technical knowledge	48	48	18	15
Other	29	29	23	22
Total amortizable intangible assets	$392	$393	$143	$123
Unamortizable intangible assets:
Goodwill	$713	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$733	$737	$34	$34
The Company recorded amortization expense of $6 and $8 for the three months ended September 30, 2013 and 2012, respectively, related to amortizable intangible assets. For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $20 and $24, respectively, related to amortizable intangible assets. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $21 to $27 from 2013 through 2017.
The change in net goodwill for the nine months ended September 30, 2013 is as follows:

Balance at December 31, 2012	$691
Acquisitions and Divestitures	(2)
Impact of foreign currency exchange rates	(2)
Balance at September 30, 2013	$687
Acquisition and divestiture activity during the nine months ended September 30, 2013 is related to the finalization of purchase accounting for certain acquisitions as well as the writeoff of goodwill associated with the sale of the net assets of SAGE Labs in April 2013.

(7) Debt
Notes payable and long-term debt consist of the following:

	September 30, 2013		December 31, 2012
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$114	0.1%	$381	0.2%
$200 European revolving credit facility, due March 13, 2014 (2)	—	—	—	—
Sigma-Aldrich Korea Limited credit facility, due June 30, 2014 (3)	—	—	—	—
Sigma-Aldrich Japan GK credit facilities (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	2	1.5%
Total notes payable	$114	0.1%	$383	0.2%
Long-term debt
Senior notes, due November 1, 2020 (6)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility that will mature on May 9, 2017 with a syndicate of banks in the U.S. supporting the Company's commercial paper program. At September 30, 2013 and December 31, 2012, the Company did not have any borrowings outstanding under the facility. However, the amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company’s total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 13.7 percent and 0.0 percent, respectively, at September 30, 2013.

(2)
This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750, a ratio of consolidated debt to total capitalization of no more than 55.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company’s consolidated net worth, consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, were $2,618, 13.7 percent and 0.0 percent, respectively, at September 30, 2013.

(3)	There were no outstanding borrowings under this facility, which had a total commitment of 20 billion Korean Won ($19), at September 30, 2013.

(4)
Sigma-Aldrich Japan GK has two credit facilities having a total commitment of 2 billion Japanese Yen ($20), with one facility due April 30, 2014 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at September 30, 2013.

(5)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at September 30, 2013.

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

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At September 30, 2013, there were no existing events of default that would require the Company to honor these guarantees.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 for both the three months ended September 30, 2013 and 2012. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $7 and $6 for the nine months ended September 30, 2013 and 2012, respectively.
The fair value of long-term debt was approximately $290 and $315 at September 30, 2013 and December 31, 2012, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.

(8) Financial Derivatives and Risk Management
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk. These derivative instruments are comprised of foreign currency forward exchange contracts and classified within Level 2 of the fair value hierarchy for which fair value is determined by using foreign currency market spot rates and forward points observable at commonly quoted intervals. The Company does not enter into foreign currency contracts for speculative trading purposes.
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
These derivatives have been designated as cash flow hedges, which qualify for hedge accounting treatment, whereby changes in fair value of the derivative are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for the three and nine months ended September 30, 2013. At September 30, 2013 and December 31, 2012, the Company had a notional principal amount of $305 and $234, respectively, in foreign currency forward exchange contracts outstanding.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at September 30, 2013 and December 31, 2012:

Item	Reporting Location	September 30, 2013	December 31, 2012

Forward exchange contracts asset derivative	Other current assets	$4	$6
Forward exchange contracts liability derivative	Other current liabilities	5	3
Gain recognized in AOCI, net	AOCI	2	3

The following tables summarize the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three and nine months ended September 30, 2013 and September 30, 2012, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Loss recognized in OCI, net	OCI	$(11)	—
Gain reclassified from AOCI into net income	Costs of products and services sold	3	—

Item	Reporting Location	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Loss recognized in OCI, net	OCI	$(1)	—
Gain reclassified from AOCI into net income	Costs of products and services sold	5	—

As of September 30, 2013, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next 12 months, we expect that approximately $2 of unrealized gains included in AOCI, based on their valuation as of September 30, 2013, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.
Derivatives Not Designated As Hedging Instruments
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses. The duration of the contracts typically does not exceed six months. As of September 30, 2013, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated financial statements as of and for the periods ended September 30, 2013 and December 31, 2012. The notional amount of open foreign currency forward exchange contracts at September 30, 2013 and December 31, 2012 was $171 and $116, respectively.
(9) Company Operations by Business Unit
Effective January 1, 2013, the Company's business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Sales for the Company's business units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research	$341	$335	$1,055	$1,055
Applied	154	148	473	452
SAFC Commercial	169	156	492	461
Total	$664	$639	$2,020	$1,968
During 2012, the Company operated with the business units of Research and SAFC.
The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, the e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which all or a significant portion of their incentive compensation is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and business unit/individual objectives funded by the achievement of consolidated Company EPS goals. Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales to unaffiliated customers:
United States	$259	$248	$775	$746
Other countries	405	391	1,245	1,222
Total	$664	$639	$2,020	$1,968

	September 30, 2013	December 31, 2012
Long-lived assets:
United States	$527	$549
Other countries	350	351
Total	$877	$900
(10) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended September 30, 2013 and 2012 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Service cost	$—	$3	$2	$2	$—	$—
Interest cost	2	1	2	2	—	1
Expected return on plan assets	(3)	(3)	(2)	(2)	—	—
Amortization	—	2	1	1	—	—
Net periodic benefit cost	$(1)	$3	$3	$3	$—	$1
The components of net periodic benefit cost for the nine months ended September 30, 2013 and 2012 are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Service cost	$—	$7	$7	$6	$1	$1
Interest cost	5	5	7	7	1	2
Expected return on plan assets	(9)	(8)	(8)	(7)	—	—
Amortization	1	4	3	3	(1)	(1)
Net periodic benefit cost	$(3)	$8	$9	$9	$1	$2
Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	September 30, 2013	December 31, 2012

Retiree medical liability	$49	$47
Pension liability	87	91
Subtotal	136	138
Less: current portion (included in other current liabilities)	(3)	(3)
Pension and post-retirement benefits liabilities	$133	$135
Effective December 31, 2012, the pension plan has been frozen and future retirement service benefits are no longer accrued under this program. Effective January 1, 2013, the affected employees became eligible for additional contributions under the Company's 401(k) retirement savings plan. As a result of the freeze, participants under the plan are no longer accruing service based benefits and are being treated as inactive for accounting purposes. The Company will amortize accumulated unrecognized losses over the remaining estimated life of participants of approximately 38 years as of September 30, 2013.
The Company does not anticipate that it will be required to make a cash contribution to its U.S. pension plan in 2013. The Company contributed $5 to its international pension plans in the nine months ended September 30, 2013. In total, the Company expects to contribute approximately $8 to its defined benefit pension plans in 2013.

The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The plan permits participants to voluntarily defer a portion of their compensation, subject to
Internal Revenue Code limitations. The Company also contributes a fixed amount of the employee's salary deferral. The cost for this plan was $5 and $3, respectively, for the three months ended September 30, 2013 and 2012 and $17 and $8, for the nine months ended September 30, 2013 and 2012.
(11) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	September 30, 2013	December 31, 2012

Other receivables	$32	$36
Prepaid expenses	21	29
Certificates of deposit	27	27
Other current assets	2	3
Total other current assets	$82	$95
Other assets
Other assets are summarized as follows:

	September 30, 2013	December 31, 2012

Other investments	$12	$16
Cash value of life insurance policies	34	29
Deferred taxes	15	17
Long term certificates of deposit	32	—
Other non-current assets	27	27
Total other assets	$120	$89
Other current liabilities
Other current liabilities are summarized as follows:

	September 30, 2013	December 31, 2012

Legal and professional	$5	$6
Pension and post-retirement	3	3
Freight	9	7
Other accrued expenses	70	61
Total other current liabilities	$87	$77

Other liabilities
Other liabilities are summarized as follows:

	September 30, 2013	December 31, 2012

Deferred compensation	$30	$31
Non-current income taxes	35	33
Other non-current liabilities	12	10
Total other non-current liabilities	$77	$74

(12) Restructuring and Other Charges

Restructuring and other charges are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restructuring costs	$10	$4	$10	$8
Licensing dispute settlement	—	—	7	—
Costs related to mergers and acquisitions	—	—	5	5
Total restructuring and other charges	$10	$4	$22	$13

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. Once fully implemented, the Company expects annual pre-tax savings associated with these activities in a range from $3 to $4. During the three and nine months ended September 30, 2013, $10 of these restructuring costs were recorded.

In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to further reduce the Company's fixed cost structure by streamlining the sales force in Europe. The total cost of this restructuring action was approximately $4 and was recorded in the second quarter of 2012.

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
Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the three and nine months ended September 30, 2013, and for the nine months ended September 30, 2012, because their effects were antidilutive. There were no common shares excluded from the calculation of weighted average shares for the three months ended September 30, 2012.
(14) Share Repurchases
At September 30, 2013 and December 31, 2012, the Company had repurchased a total of 101 and 99 million shares, respectively, of an authorized repurchase of 110 million shares.

(15) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended September 30, 2013

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance	$69	$(76)	$1	$13	$7
Other comprehensive income (loss) before reclassification	60	—	1	(8)	53
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	2	3	4
Net current-period other comprehensive income (loss)	60	1	(1)	(11)	49
Ending balance	$129	$(75)	$—	$2	$56
The following table shows the components of AOCI for the nine months ended September 30, 2013.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	(12)	—	3	4	(5)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(3)	6	5	8
Net current-period other comprehensive income (loss)	(12)	3	(3)	(1)	(13)
Ending balance	$129	$(75)	$—	$2	$56
The following table shows the components of AOCI for the three months ended September 30, 2012.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Total
Beginning balance	$97	$(85)	$2	$14
Other comprehensive income (loss) before reclassification	31	—	1	32
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	31	1	1	33
Ending balance	$128	$(84)	$3	$47

The following table shows the components of AOCI for the nine months ended September 30, 2012.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Total
Beginning balance	$119	$(88)	$(1)	$30
Other comprehensive income (loss) before reclassification	9	—	4	13
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(4)	—	(4)
Net current-period other comprehensive income (loss)	9	4	4	17
Ending balance	$128	$(84)	$3	$47

During the three months ended September 30, 2013, amounts reclassified from AOCI include gains of $1 into SG&A and gains of $3 into cost of products and services sold. During the nine months ended September 30, 2013, amounts reclassified from AOCI include gains of $3 into SG&A and gains of $5 into cost of products and services sold. During the three months ended September 30, 2012, amounts reclassified from AOCI include losses of $1 into SG&A. During the nine months ended September 30, 2012, amounts reclassified from AOCI include losses of $4 into SG&A. These adjustments are net of immaterial tax effects.
(16) Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include fines and/or operating restrictions. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, including product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2013.
At September 30, 2013, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6 – Notes Payable, Note 7 – Long-Term Debt, Note 9 – Lease Commitments and Note 15 – Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 10 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sigma-Aldrich Corporation
Management's Discussion and Analysis
($ in Millions, Except Share and Per Share Data)
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and the Annual Report. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such statements can be identified by words such as: "believes," "can," "expect," "likely," "strive," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding future sales, earnings, return on equity, return on invested capital, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions, new products and services, technology licensing activity and other matters.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

(1)	global economic conditions and other factors affecting the creditworthiness of our customers around the world;

(2)	changes in pricing and the competitive environment and the global demand for the Company's products;

(3)	changes in foreign currency exchange rates;

(4)	changes in research funding, including as a result of the U.S. federal government shutdown, and the success of R&D activities;

(5)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units;

(6)	dependence on uninterrupted manufacturing operations and a global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 4 – Income Taxes to the Company's consolidated financial statements included in Item 1, Part I of this Report and in Note 11 – Income Taxes to the Company's consolidated financial statements included in Item 8, Part II of the Annual Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	acquisitions or divestitures of businesses; and

(15)
the outcome of the outstanding matters described in "Other Matters" below and in Note 16 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Item 1, Part I of this Report and in Note 12 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Item 8, Part II of the Annual Report.

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
Overview
Background
The Company is a leading Life Science and High Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We believe over 1.4 million scientists and technologists use our products. We operate in 37 countries and have approximately 9,100 employees worldwide.
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
Research, representing approximately 52 percent of sales for the nine months ended September 30, 2013, provides reagents and consumables to life sciences and non-profit research organizations. Applied, representing approximately 24 percent of sales for the nine months ended September 30, 2013, provides raw materials and solutions for testing in clinical and industrial applications. SAFC Commercial, representing approximately 24 percent of sales for the nine months ended September 30, 2013, supports the manufacturing needs of commercial project managers through rapid delivery of custom products and services.
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
Strategy

The Company's business strategy is designed to drive overall sales and earnings growth and to maintain a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: To exceed our customers' expectations, we strive to offer the right selection of high quality products and services, to provide superior customer service and support as well as to consistently deliver products that meet published or agreed specifications when and where our customers need them. The continued enhancement of a leading e-commerce platform is a significant part of this approach.

•
Expanding Products and Services: Increasing our geographic coverage, particularly in the APAC region and Brazil, pursuing new and innovative technologies and expanding our product and service offerings organically and through strategic acquisitions should help us drive continued sales and earnings growth.

•
Accelerating Operational Excellence: Through optimization of our worldwide footprint, strategic sourcing of our products and materials and driving efficiencies in our distribution networks and operating expenses, we strive to continually enhance our operating margins.

Key Business Trends and Highlights

In operating our business and monitoring its performance, the Company considers a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•
Macroeconomic Concerns Impacting Funding: Uncertainties in the United States and Europe around the macroeconomic environment and the United States federal government shutdown have impacted overall research funding.

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

•
Emerging Market Growth: With emerging markets in the APAC region and Brazil growing at faster rates, we continue to focus our sales efforts on these areas. In 2012, the Company further expanded its footprint in this area with the opening of a new manufacturing facility in Kaohsiung, Taiwan that serves the fast growing LED market, an expanded distribution center and new packaging facility in Bangalore, India and a new packaging and quality control facility in Wuxi, China.

•
Growth of Internet: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, have grown to 48 percent of the Company's total sales of Research and Applied products during the third quarter of 2013 as compared to 45 percent during the same period in 2012.

•
Pharmaceutical Outsourcing: We continue to take advantage of the expanded market opportunities brought about by the outsourcing trend and shift towards biologic drug development throughout the biotechnology and pharmaceutical industries, with an increased focus on enhancing outsourcing partnerships with our customers.

Highlights of our consolidated results for the three months ended September 30, 2013, are as follows:

•
Sales were $664, an increase of 4 percent compared to the same period last year. Excluding changes in foreign currency exchange rates, which lowered sales by 1 percent, sales increased organically by 5 percent compared to the third quarter of 2012.

•
Operating income margin was 23.8 percent, compared to 24.4 percent in the same period in 2012. Included in the operating income during the three months ended September 30, 2013 was $10 million of restructuring charges primarily associated with the closure of a Life Science Products manufacturing facility in Europe. Restructuring charges were $4 million during the three months ended September 30, 2012.

•	Diluted net income per share was $0.98 compared to $0.92 in 2012. Income taxes were 24.2 percent and 27.7 percent of pretax income for the three months ended September 30, 2013 and 2012, respectively.

Net cash provided by operating activities was $486 for the nine months ended September 30, 2013, a $107 increase compared to the first nine months of 2012. Total debt was $414 at September 30, 2013. Debt decreased $269 since December 31, 2012 as a result of the use of cash to repay a portion of notes payable.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$664	$639	$2,020	$1,968
Cost of products and services sold	330	315	1,001	949
Gross profit	334	324	1,019	1,019
Selling, general and administrative expenses	150	147	458	458
Research and development expenses	16	17	49	53
Restructuring and other charges	10	4	22	13
Operating income	158	156	490	495
Interest, net	1	1	3	3
Income before income taxes	157	155	487	492
Provision for income taxes	38	43	127	148
Net income	$119	$112	$360	$344
Net income per share - Diluted	$0.98	$0.92	$2.98	$2.82
Sales
Sales were $664 in the third quarter of 2013, up 4 percent from the third quarter of 2012. The effect of changes in foreign currency exchange rates decreased sales by $4 or 1 percent. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $30 or 5 percent. Factors contributing to the organic growth included volume, which added approximately 4 percent and pricing, which added approximately 1 percent.
Sales were $2,020 in the nine months ended September 30, 2013, up 3 percent from the prior year period in 2012. Our acquisitions of BioReliance and Research Organics, acquired in January 2012 and March 2012, respectively, partially offset by the April 2013 sale of the net assets of SAGE Labs, contributed $13 or 1 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales by $17 or 1 percent. Excluding the effects of acquisitions and divestitures and changes in foreign currency exchange rates, sales increased organically by $56 or 3 percent. Factors contributing to the organic growth included volume, which added approximately 2 percent and pricing, which added approximately 1 percent.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended September 30,
	2013	2012	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$341	$335	$6	$(4)	$(1)	$11	3%
Applied	154	148	6	—	—	6	4%
SAFC Commercial	169	156	13	—	—	13	8%
Total	$664	$639	$25	$(4)	$(1)	$30	5%

	Nine Months Ended September 30,
	2013	2012	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$1,055	$1,055	$—	$(14)	$(2)	$16	2%
Applied	473	452	21	(1)	3	19	4%
SAFC Commercial	492	461	31	(2)	12	21	5%
Total	$2,020	$1,968	$52	$(17)	$13	$56	3%

Research total sales were $341 for the third quarter of 2013 compared to $335 during the same period last year. Sales increased organically by $11 or 3 percent for the third quarter of 2013 compared to the same period last year. The increase in organic Research sales was primarily driven by growth in sales through our dealer networks from recently launched dealer programs and an increase in sales to our Pharmaceutical customers and the Academic, Government and Hospital markets. The increase within the global Academic market was offset by declines in the U.S. academic sales as a result of the slowdown in purchases by U.S. academic customers that began in August and continued through September. Geographically, the increase in Research's sales for the three months ended September 30, 2013 compared to the same period in the prior year was led by the EMEA and APAC regions.

Research total sales were $1,055 for the first nine months of 2013 and 2012. Sales increased organically by $16 or 2 percent for the first nine months of 2013 compared to the same period last year. The increase in organic Research sales was primarily driven by growth in sales through our dealer networks from recently launched dealer programs and an increase in sales to our Pharmaceutical customers. The overall increase was partially offset by a decline in sales to the Academic, Government and Hospital markets due largely to lower government grants and other funding to academic institutions resulting primarily from sequestration in the United States. Geographically, the increase in Research's organic sales for the nine months ended September 30, 2013 compared to the same period in the prior year was led by the EMEA and APAC regions.

Applied total sales were $154 for the third quarter of 2013 compared to $148 during the same period last year. Sales increased organically by $6 or 4 percent for the third quarter of 2013 compared to the same period last year. Applied total sales were $473 for the first nine months of 2013 compared to $452 during the same period last year. Sales increased organically by $19 or 4 percent for the first nine months of 2013 compared to the same period last year. In both the three and nine month periods ended September 30, 2013, the primary driver of growth were sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales and standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth in both periods.
SAFC Commercial total sales were $169 for the third quarter of 2013 compared to $156 during the same period last year. Sales grew organically by $13 or 8 percent for the third quarter of 2013 compared to the same period last year. SAFC Commercial total sales were $492 for the first nine months of 2013 compared to $461 during the same period last year. Sales increased organically by $21 or 5 percent for the first nine months of 2013 compared to the same period last year. In both the three and nine month periods ended September 30, 2013, the organic growth was led by strong sales within our Life Science Products and Services business, most notably our custom pharmaceutical manufacturing and industrial cell culture media products. This growth was partially offset by lower sales in our Hitech electronics business, primarily from year-over-year pricing declines. Geographically, the increase in SAFC Commercial's sales over the prior year in both periods was largely led by the Total Americas and EMEA regions.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit margin	50.3%	50.7%	50.4%	51.8%
Selling, general and administrative expenses	22.6%	23.0%	22.7%	23.3%
Research and development expenses	2.4%	2.7%	2.4%	2.7%
Restructuring and other charges	1.5%	0.6%	1.0%	0.6%
Operating income	23.8%	24.4%	24.3%	25.2%
Effective tax rate	24.2%	27.7%	26.1%	30.1%
Cost of Products and Services Sold and Gross Profit Margin

Cost of products and services sold represents direct materials, labor, distribution and overhead costs associated with the Company's products and services.

Cost of products sold for the three and nine months ended September 30, 2013 was $330 and $1,001 compared to $315 and $949 for the same periods in the prior year, respectively.

For the three months ended September 30, 2013, the increase in cost of products and services sold when compared to the prior year was due to higher material, manufacturing and distribution expenses of $20, principally as a result of higher sales volumes. These increases were partially offset by a $4 decrease resulting from changes in foreign currency exchange rates.

For the nine months ended September 30, 2013, the increase in cost of products and services sold when compared to the prior year was due to higher material, manufacturing and distribution expenses of $55, principally as a result of higher sales volumes, and additional cost contributed by acquisitions completed in 2012 of $10. These increases were partially offset by an $11 decrease resulting from changes in foreign currency exchange rates.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2013 compared to the same periods in 2012:

	Three Months Ended September 30,	Nine Months Ended September 30,
Gross profit margin – 2012	50.7%	51.8%
Decreases to gross profit margin:
Changes in foreign currency exchange rates	0.3%	0.1%
Sales volume/Product mix/Pricing/Other	(0.8)%	(1.4)%
Acquisitions	0.1%	(0.1)%
Gross profit margin – 2013	50.3%	50.4%
SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling, general and administrative expenses	$150	$147	$458	$458
Percentage of sales	22.6%	23.0%	22.7%	23.3%
For the three months ended September 30, 2013, SG&A increased by $3 compared to the same prior year period as a result of higher compensation costs in 2013 that were partially offset by $3 in asset sales. SG&A expenses for the nine month period ended September 30, 2013 were flat compared to the same prior year period. Gains of $9 related to asset sales during the nine months ended September 30, 2013 were offset by higher compensation costs.

R&D Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development expenses	$16	$17	$49	$53
Percentage of sales	2.4%	2.7%	2.4%	2.7%
R&D as a percentage of sales was slightly lower than the prior year's percentage. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Restructuring and Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restructuring costs	$10	$4	$10	$8
Licensing dispute settlement	—	—	7	—
Costs related to mergers and acquisitions	—	—	5	5
Total restructuring and other charges	$10	$4	$22	$13
Percentage of sales	1.5%	0.6%	1.0%	0.6%

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. Once fully implemented, the Company expects annual pre-tax savings associated with these activities in a range from $3 to $4. During the three and nine months ended September 30, 2013, $10 of these restructuring costs were recorded.

In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to further reduce the Company's fixed cost structure by streamlining the sales force in Europe. The total cost of this restructuring action was approximately $4 and was recorded in the second quarter of 2012.

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
Income Taxes
Income taxes, which include federal, state and international taxes, were 24.2 percent and 27.7 percent of pretax income for the three months ended September 30, 2013 and 2012, respectively. The lower effective tax rate for the third quarter of 2013 when compared to the third quarter of 2012 is largely due to the increased benefits from favorable tax rates in foreign jurisdictions and finalizing our prior year tax filings. The third quarter of 2013 also had $4 of non-recurring tax benefits from changes in the UK statutory tax rate. These benefits were partially offset by a modest increase in our uncertain tax positions.

Income taxes were 26.1 percent and 30.1 percent of pretax income for the nine months ended September 30, 2013 and 2012, respectively. The lower effective tax rate for the first nine months of 2013 when compared to the similar period in 2012 is primarily attributable to the factors listed above for the three month periods in addition to the reinstatement of the U.S. R & D Tax Credit during the first quarter of 2013. During the first nine months of 2013, the full impact of the U.S. R & D Tax Credit for all of 2012 and a portion of the credit related to 2013 were recognized as a result of the American Taxpayer Relief Act of 2012 being signed into law on January 2, 2013.

The effective tax rate for full year 2013 is expected to be about 27 percent of pretax income.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$486	$379
Investing activities	(88)	(480)
Financing activities	(431)	21
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2013 was $486, an increase of $107 or 28 percent compared to the same period in 2012. This increase was largely driven by a lower use of cash for working capital of $52, particularly inventory, resulting from initiatives implemented during 2013 to control inventory spending without sacrificing customer service levels. Also contributing to the increase was higher net income after adjusting for depreciation and amortization of $18 and lower tax payments of $14.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2013 decreased $392 compared to the same period in 2012. This decrease was primarily due to cash used for acquisitions during the first three months of 2012 of $389 that did not repeat in 2013.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2013 increased $452 compared to the same period in 2012. This increase is due to the net repayment of $269 of short-term debt during the first nine months of 2013, as compared to a net issuance of short-term debt of $152 in the same period of 2012. During the nine months ended September 30, 2012, additional debt was issued to fund acquisition activity. Strong free cash flow during the nine months ended September 30, 2013 enabled the Company to repay a substantial amount of this debt. Cash used for share repurchases increased to $115, up from $99 in the same period in 2012.
Long-term debt was $300 at both September 30, 2013 and December 31, 2012. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 13.1 percent at September 30, 2013 and 21.1 percent at December 31, 2012. For a description of the Company's material credit facilities and debt covenants, see Note 7 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At September 30, 2013 and December 31, 2012, the Company had repurchased a total of 101 and 99 million shares, respectively, of an authorized repurchase of 110 million shares. There were 120 million shares outstanding as of September 30, 2013. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount will depend on market conditions and other factors.

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
As of September 30, 2013, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 7 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At September 30, 2013, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the United States. The Company has asserted that a majority of this cash is permanently reinvested and is one of the primary liquidity sources used to support its operations and continued growth plans outside of the United States. The Company believes it has sufficient liquidity or access to capital in the United States to fund its operations, capital plans, dividends and share repurchases and, accordingly, has no immediate need or plans to repatriate any of its cash held by these subsidiaries.
Contractual Obligations
At September 30, 2013, the Company had $114 of commercial paper outstanding and long-term borrowings of $300, for a total of $414, representing a decrease in all outstanding debt of $269 since December 31, 2012.
Other Matters
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is a defendant in several lawsuits and claims related to the normal conduct of its business, including lawsuits and claims related to product liability and personal injury matters. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include fines and/or operating restrictions. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, including product liability and personal injury claims, subject to certain limitations and exclusions. Reserves have been provided to cover expected payments for these self-insured amounts at September 30, 2013.
At September 30, 2013, there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 6 – Notes Payable, Note 7 – Long-Term Debt, Note 9 – Lease Commitments and Note 15 – Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 7 – Debt and Note 10 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At September 30, 2013, the Company's outstanding debt represented 13.1 percent of total book capitalization. Approximately 73 percent of the Company's outstanding debt at September 30, 2013 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2013.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates increased diluted EPS by $0.01 for the three months ended September 30, 2013, when compared to the same period last year. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.02 for the nine months ended September 30, 2013, when compared to the same period last year.
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk.

The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company's policy is to manage the foreign currency risks associated with forecasted intercompany inventory purchases and existing assets and liabilities, principally intercompany receivables and payables, through foreign currency forward exchange contracts.
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
These derivatives have been designated as cash flow hedges, which qualify for hedge accounting treatment, whereby changes in fair value of the derivative are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. As of September 30, 2013, the majority of these contracts are in established currencies such as the Euro, Japanese Yen and British Pound. The impact of these contracts was not material to the consolidated statement of income for the three and nine months ended September 30, 2013 or the September 30, 2013 consolidated balance sheet.
Derivatives Not Designated As Hedging Instruments
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, are recorded in SG&A and are typically offset either partially or completely by transaction gains and losses. As of September 30, 2013, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated statement of income for the three and nine months ended September 30, 2013 or the September 30, 2013 consolidated balance sheet.

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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013. Based upon their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 16 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A. Risk Factors.

There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the information about share repurchases for the nine months ended September 30, 2013:

Issuer Purchases of Equity Securities (share amounts in millions)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Jan 1, 2013 - Jan 31, 2013	—	—	99.4	10.6
Feb 1, 2013 - Feb 28, 2013	0.2	$76.06	99.6	10.4
Mar 1, 2013 - Mar 31, 2013	0.1	78.01	99.7	10.3
Apr 1, 2013 - Apr 30, 2013	—	—	99.7	10.3
May 1, 2013 - May 31, 2013	0.1	83.95	99.8	10.2
Jun 1, 2013 - Jun 30, 2013	0.3	83.63	100.1	9.9
Jul 1, 2013 - Jul 31, 2013	—	—	100.1	9.9
Aug 1, 2013 - Aug 31, 2013	0.5	84.44	100.6	9.4
Sep 1, 2013 - Sep 30, 2013	0.2	83.24	100.8	9.2
Total	1.4	$82.22	100.8	9.2
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

SIGMA-ALDRICH CORPORATION (Registrant)

October 22, 2013	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Amended and Restated Executive Employment Agreement, dated as of September 3, 2013, by and between Sigma-Aldrich Corporation and Rakesh Sachdev*	X
10.2	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Five-Year Vest), dated as of September 3, 2013*	X
10.3	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Three-Year Vest), dated as of September 3, 2013*	X
10.4	Non-Qualified Stock Option Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, dated as of September 3, 2013*	X
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.