Form 10-K
period 2013-12-31
SIGMA ALDRICH CORP
filed 2014-02-06
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☒             Accelerated filer ☐
Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant:

$8,428,183,193	June 30, 2013
Value	Date of Valuation

Number of shares of the registrant's common stock, $1.00 par value, outstanding as of January 31, 2014 was 119,454,220. The following documents are incorporated by reference in the Parts of this Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the 2014 Annual Meeting of Shareholders to be held on May 6, 2014	Part III

Glossary

2003 LTIP	Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan
2014 Proxy Statement	Sigma-Aldrich Corporation Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 6, 2014
Aldrich	Aldrich Chemical Company, Inc.
AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Applied	Applied Business Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BioReliance	BioReliance Holdings, Inc.
Board	Sigma-Aldrich Corporation Board of Directors
CAA	Clean Air Act
CBP	U.S. Customs and Border Protection
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
CWA	Clean Water Act
DEA	U.S. Drug Enforcement Administration
DHS	U.S. Department of Homeland Security
DOC	U.S. Department of Commerce
DOT	U.S. Department of Transportation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Africa Region
EPS	Earnings Per Share
EU	European Union
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FX	Foreign Currency Exchange Rate
GAAP	U.S. Generally Accepted Accounting Principles
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
NASDAQ	National Association of Securities Dealers Automated Quotation System
NRC	U.S. Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Operating income margin	Operating income as a percentage of sales
PPA	Pollution Prevention Act of 1990
R&D	Research and Development
RCRA	Resource Conservation and Recovery Act of 1976
Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the year ended December 31, 2013
Research	Research Business Unit

- i -

Research Organics	Research Organics, Inc.
RSU	Restricted Stock Unit
SAFC Commercial	SAFC Commercial Business Unit
Sangamo	Sangamo BioSciences, Inc.
SARA	Superfund Amendments and Reauthorization Act of 1986
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
SFAS	Statement of Financial Accounting Standards
SG&A	Selling, General and Administrative Expense
Sigma Chemical	Sigma Chemical Company
Total Americas	Total Americas Region consisting of North and Latin America
UK	United Kingdom
USDA	U.S. Department of Agriculture
ZFP	Zinc Finger DNA Binding Protein

- ii -

Forward-Looking Statements
This Report may include or incorporate forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties, including financial, business environment and projections, as well as statements that are preceded by, followed by or that include the words "believes," "can," "expects," "plans," "anticipates," "should" or similar expressions, and other statements contained herein regarding matters that are not historical facts. Additionally, this Report contains forward-looking statements relating to future performance, goals, strategic actions and initiatives and similar intentions and beliefs, including, without limitation, statements with respect to the Company's expectations, goals, beliefs, intentions and the like regarding future sales, earnings, return on equity, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions and other matters, as well as the information included in Item 7 of Part II of this Report - Management's Discussion and Analysis of Financial Condition and Results of Operations - 2014 Outlook. These statements are based on assumptions regarding Company operations, investments and acquisitions and conditions in the markets the Company serves.
The Company believes these assumptions are reasonable and well founded. The statements in this Report are subject to risks and uncertainties, including, among others, certain economic, political and technological factors. Actual results could differ materially from those stated or implied in this Report, due to, but not limited to, such factors as:

(1)	global economic conditions and other factors affecting the creditworthiness of our customers;

(2)	changes in pricing and the competitive environment and the global demand for the Company's products;

(3)	changes in foreign currency exchange rates;

(4)	changes in research funding, including changes in funding of various government agencies including but not limited to the National Institute of Health, and the success of R&D activities;

(5)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units;

(6)	dependence on uninterrupted manufacturing operations and a global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 12 – Income Taxes to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report;

(9)	exposure to litigation, including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	acquisitions or divestitures of businesses; and

(15)
the outcome of the outstanding matters described in Note 13 – Contingent Liabilities and Commitments to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

A further discussion of the Company's risk factors can be found in Item 1A, Part I of this Report. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

- iii -

PART I

Unless we have indicated otherwise, or the context otherwise requires, (i) references in this Report to "the Company," "we," "us" and "our" refer to Sigma-Aldrich Corporation and its subsidiaries, and (ii) all dollar amounts in this Report are in millions except for per share data.

Information in this Form 10-K is current as of February 6, 2014, unless otherwise specified.

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
During 2012, the Company acquired two businesses with aggregated sales of $151 and $127 in 2013 and 2012, respectively. One of these companies, BioReliance, a global provider of biopharmaceutical testing services, was acquired on January 31, 2012 for $353 (net of $11 of cash acquired). The other company was Research Organics, a supplier of high purity biochemicals, which the Company acquired on April 2, 2012.

(b)	Financial Information About Segments
The Company operates in one segment. Information concerning sales for the Company's business units is provided in Note 15 – Company Operations by Business Unit to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

(c)	Narrative Description of Business

The Company, a leading life science and high technology company focused on enhancing human health and safety, manufactures and distributes 230,000 chemicals, biochemicals and other essential products and 40,000 equipment products to more than 1.4 million customers globally in research and applied labs as well as in industrial and commercial markets. With three distinct business units – Research, Applied and SAFC Commercial – the Company is committed to enabling science to improve the quality of life. The Company operates in 37 countries and sells into approximately 160 countries, serving roughly 100,000 accounts worldwide.  The Company manufactures approximately 110,000 of its products.
Products and Services
Effective January 1, 2013, the Company's business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial.

•	Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials;

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies;

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing.

Sales and Distribution
During 2013, the Company sold products and services to approximately 100,000 accounts representing over 1.4 million individual customers, including pharmaceutical companies, universities, commercial laboratories, industrial companies, biotechnology companies, non-profit organizations, governmental institutions, diagnostic, chemical and electronics companies and hospitals. Our Research and Applied business units, with an average order size of approximately $500 dollars, accounted for 75 percent, 76 percent and 80 percent of the Company's net sales in 2013, 2012 and 2011, respectively. Through its SAFC Commercial business unit, the Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 25 percent, 24 percent and 20 percent of net sales in 2013, 2012 and 2011, respectively.
Customers and potential customers, wherever located, are encouraged to contact the Company by telephone or via its website (www.sigma-aldrich.com) to place orders or obtain technical staff consultation. Information on the website does not constitute a part of this Report. Shipments are made every scheduled work day from all locations conducting distribution activities. The Company strives to ship its products to customers on or near the same day an order is received and carries inventory levels which it believes appropriate to maintain this practice.
Production and Purchasing
The Company has manufacturing and distribution facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston and Round Rock, Texas; Bellefonte, Pennsylvania; Haverhill and Natick, Massachusetts; Urbana, Illinois; Miamisburg and Cleveland, Ohio; Carlsbad, California; Laramie, Wyoming; Australia; Brazil; Canada; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan; and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used to produce filtration and sample collection products.
There are approximately 230,000 chemical and biochemical products and 40,000 equipment products listed on our web site and in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company manufactures approximately 110,000 of the chemical and biochemical products it sells, which represented approximately 60 percent of sales in 2013. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.
None of the Company's 10,000 suppliers accounted for more than 5 percent of the Company's chemical, biologic or equipment purchases in 2013. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from suppliers it is subjected to the same quality control procedures. Quality control is performed by a staff of chemists, biologists and lab technicians in our network of labs around the world.
Patents, Trademarks and Licenses
The Company holds approximately 470 issued or pending patents, over 680 licenses and has approximately 910 registered trademarks and trademark applications worldwide. The Company's significant trademarks are the brand names: "Sigma-Aldrich," "Sigma," "Aldrich," "Fluka," "Riedel-de Haën," "Supelco," "SAFC," "SAFC Biosciences," "SAFC Hitech," "Genosys," "Proligo," "Pharmorphix," "Cerilliant," "Vetec" and "BioReliance." Their related registered logos and trademarks are expected to be maintained indefinitely. Approximately 75 percent of the Company's issued patent portfolio has a remaining life of at least five years.
The Company is aware of the desirability for patent and trademark protection for its products. The Company believes that other than its brand names, no single patent, license or trademark (or related group of patents, licenses or trademarks) is material in relation to its business as a whole.
In addition to patents, the Company relies on trade secrets and proprietary know-how in the conduct of its business. The Company seeks protection of these trade secrets and proprietary know-how, in part, through confidentiality and proprietary information agreements. The Company makes efforts to require its employees, directors, consultants and advisors, outside scientific collaborators and sponsored researchers, other advisors and other individuals and entities to execute confidentiality agreements upon the start of employment, consulting or other contractual relationships with the Company. These agreements provide that all confidential information developed or made known to the individual or entity during the course of the relationship is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees and some other parties, the agreements provide that all inventions conceived by the individual will be the Company's exclusive property. These agreements may not provide meaningful protection for or adequate remedies to protect the Company's technology in the event of unauthorized use or disclosure of information. Furthermore, the Company's trade secrets may otherwise become known to, or be independently developed by, its competitors.

Dependence on a Single Customer or Product
During the year ended December 31, 2013, no single customer accounted for more than 2 percent, and no single product accounted for more than 1 percent, of the Company's net sales.
Backlog
The vast majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2013, the backlog of firm orders was not significant at about 4 percent of sales. The Company anticipates that substantially all of the backlog as of December 31, 2013 will be shipped during 2014.
Competition
The markets for the Company's products, services and technologies are both competitive and price sensitive. The Company believes it is a major supplier of biochemical and organic chemical products and kits used in scientific research and testing laboratories, including industrial applications, genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic, environmental and other high technology manufacturing. The Company offers approximately 270,000 chemical, biologic and equipment items, some of which are unique with limited demand. There are many competitors that offer a narrower range of chemicals and many others offering a broader range of equipment products.
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

Compliance with Regulations
The Company is subject to extensive regulation by federal, state and local governments and similar international agencies relating to the manufacture, sale and distribution of its products. These regulations govern the Company’s manufacture, use, labeling, packaging, storage and distribution of chemicals and hazardous substances. The Company is also subject to import, export and customs regulations, similar international laws and regulations, and statutes and regulations relating to government contracting. The Company has automated systems, processes and procedures in place to support compliance with these regulations, which are enforced by governmental agencies such as the CBP, DEA, DHS, DOC, DOT, FDA, NRC and USDA and similar international agencies.
The Company believes that it is in compliance in all material respects with federal, state and local regulations relating to the manufacture, sale and distribution of its products. The Company also believes that due to its automated systems, processes and procedures in place it conducts its global business in compliance in all material respects with applicable statutes and regulations as promulgated in the more than 160 countries into which we sell our products. While we believe we are in compliance in all material respects with such laws and regulations, any noncompliance could result in substantial fines or otherwise restrict our ability to conduct our business.
The Company is also subject to federal, state, local and international laws and regulations regulating the emission or discharge of materials into the environment, or otherwise relating to the protection of the environment, in those jurisdictions where the Company operates or maintains facilities. Examples of these laws and regulations include, but are not limited to, the CAA, CWA, CERCLA, SARA, PPA and RCRA. The Company does not believe that any liability arising under, or compliance with, these laws and regulations will have a material effect on our business, and no material capital expenditures are currently expected for environmental control.
R&D
R&D expenses were 2.4 percent, 2.6 percent and 3.0 percent of sales in 2013, 2012 and 2011, respectively. The R&D expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. Self-manufactured products accounted for approximately 60 percent of net sales in 2013.

Number of Persons Employed
The Company had approximately 9,000 employees as of December 31, 2013. The total number employed in the United States was approximately 4,400 with the remaining 4,600 employed by the Company's international subsidiaries. The Company employs approximately 3,300 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 440 with Ph.D. degrees.
Approximately 232 of the 4,600 persons employed by the Company's international subsidiaries were members of unions. None of the Company's employees in the United States were members of unions. The Company believes its labor relations are good.

(d)	Financial Information About Geographic Areas and Business Units
Information concerning sales by geographic area and business unit for the years ended December 31, 2013, 2012 and 2011, is located in Note 15 – Company Operations by Business Unit to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.
The Company's sales to customers located outside the United States were 64 percent, 65 percent and 66 percent in 2013, 2012 and 2011, respectively. These sales were made directly by the Company, by its subsidiaries located in 37 other countries and by a global network of independent distributors.

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

(f)	Executive Officers of the Registrant
The executive officers of the Registrant are:

Name of Executive Officer	Age	Positions and Offices Held
Jan A. Bertsch	57	Executive Vice President and Chief Financial Officer
Gilles A. Cottier	55	Executive Vice President and President, SAFC Commercial
Eric M. Green	44	Executive Vice President and President, Research
Michael F. Kanan	50	Vice President and Corporate Controller
George L. Miller	59	Senior Vice President, General Counsel & Secretary
Karen J. Miller	56	Senior Vice President, Corporate Development and Corporate Communications
Douglas W. Rau	57	Vice President, Human Resources
Rakesh Sachdev	57	President and Chief Executive Officer
Franklin D. Wicks	60	Executive Vice President and President, Applied
There is no family relationship between any of the officers or directors. These officers serve at the pleasure of the Board subject to the terms of any employment or similar agreements.
Ms. Bertsch has been Executive Vice President and Chief Financial Officer of the Company since March 2012. She also served as Treasurer from September 2012 until September 2013. She was previously Vice President, Controller and Principal Accounting Officer of Borg Warner Inc. from August 2011 to February 2012 and Vice President and Treasurer of Borg Warner Inc. from December 2009 to July 2011. From July 2008 to November 2009, Ms. Bertsch was Senior Vice President, Treasurer and Chief Information Officer for Chrysler Group, LLC and Chrysler LLC, and from May 2006 to June 2008, she was Chief Information Officer of Daimler Chrysler's Chrysler Group and Mercedes Benz NAFTA organizations and Chrysler LLC.
Mr. Cottier was named Executive Vice President and President, SAFC Commercial of the Company in January 2013. Prior to that, he was President of SAFC since January 2009 and was made an Executive Vice President of the Company in 2011. He served as President of the Research Essentials business unit of the Company from July 2005 until January 2009.

Mr. Green was named Executive Vice President and President, Research of the Company in January 2013. Prior to that, he was Vice President and Managing Director, International (or APAC) of the Company since October 2009. Previously, he served as Vice President, International Sales and Operations of the Company from August 2005 to September 2009.
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
Our business is subject to certain risks and uncertainties, including, among others, certain economic, political and technological factors. You should carefully consider the risk factors below, together with other matters described in this Report or incorporated herein by reference, in evaluating our business and prospects. If any one or more of the following risks occurs, our business, results of operations, financial condition, cash flows and liquidity could be adversely impacted and the trading price of our common stock could decline. Additional risks not presently known to us or that we currently deem immaterial may also adversely impact our business, results of operations, financial condition, cash flows and liquidity.
Our performance may be affected by the economic conditions in the United States and in other nations where we do business.
Declining economic conditions as a result of inflation, rising interest rates, limitations on access to and the functioning of capital markets, changes in spending patterns at pharmaceutical, biotechnology and diagnostic companies and the effects of governmental initiatives to manage economic conditions may have a negative impact on our consolidated results of operations, financial condition and cash flows. Overall demand for our products could be reduced as a result of a global economic recession, especially in such customer segments as the pharmaceutical, biotechnology, diagnostic, chemical, industrial and electronics industries and academia.
We face significant competition, including changes in pricing.
The markets for our products and services are both competitive and price sensitive. Many of our competitors have significant financial operations, sales and marketing resources and experience in research and development. Existing or new competitors could develop new technologies that compete with our products and services or even render our products obsolete. If a competitor develops superior technology or cost-effective alternatives to our products and services, our business could be harmed.
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
Consolidation trends in both our industry and that of our customers have changed industry dynamics.
The industries in which we compete have been subject to increasing consolidation for the past several years. Consolidation in our industries could result in existing competitors increasing their market share through business combinations and result in stronger competitors, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. We cannot predict with certainty how industry consolidation would affect our competitive position.
Additionally, there has been a trend toward consolidation among our customers, notably in the pharmaceutical industry. Consolidation in our customer markets results in increased competition for important market segments and fewer available accounts. Larger consolidated customers may be able to exert increased pricing pressure on industry participants.
We must continually offer new products and technologies.
Our success depends in large part on continuous and timely development and introduction of new products that address evolving customer needs and changes in the market. We believe customers in our markets display a significant amount of loyalty to their supplier of a particular product. We also believe that because of the initial time investment required by many of our customers to reach a purchasing decision for a new product, it may be difficult to regain that customer once the customer purchases a product from a competitor. To the extent we are not the first to develop, offer and/or supply new products, customers may buy from our competitors or make products themselves, causing our competitive position to suffer.
These facts have led us to focus significant efforts and resources on the development and identification of new technologies, products and services. As a result, we have a very broad product line and are continually seeking to develop, license or acquire new technologies, products and services to further broaden our offerings. If we fail in these efforts, our customers likely will purchase products from our competitors, significantly harming our business. Once we develop or obtain a technology, to the extent that we fail to timely introduce new and innovative products that are accepted by our markets, we could fail to obtain an adequate return on our R&D, licensing and acquisition investments and could lose market share to our competitors, which may be difficult or impossible to regain and could damage our business.

In addition, technology innovations, which our current and potential customers might have access to, could create alternatives to our products and reduce or eliminate the need for our products. Our failure to develop, introduce or enhance products able to compete with new technologies in a cost-effective and timely manner could have an adverse effect on our business, results of operations and financial condition.
Our sales and results of operations depend on our customers’ research and development efforts and their ability to obtain funding for these efforts.
Our customers include researchers at companies in the pharmaceutical, biotechnology, diagnostic, chemical, electronics and related industries, academic institutions, government laboratories and private foundations. Fluctuations in the R&D budgets of these researchers and their organizations could have a significant effect on the demand for our products. Our customers determine their R&D budgets based on several factors, including the need to develop new products, the availability of governmental and other funding, competition and the general availability of resources. As we continue to expand our international operations, we expect R&D spending levels in markets outside of the United States will become increasingly important to us.
R&D budgets fluctuate due to changes in available resources, spending priorities, general economic conditions, institutional and governmental budgetary limitations and mergers of companies in the key industry sectors we serve. Our business could be seriously harmed by any significant decrease in life science and high technology R&D expenditures by our customers. In addition, credit availability may impact the ability of small, emerging pharmaceutical, biotechnology and diagnostic companies to access funding.
A portion of our sales have been to researchers whose funding is dependent on grants from government agencies across the globe. In the United States, these agencies include the U.S. National Institute of Health, the National Science Foundation, the National Cancer Institute and similar agencies or organizations. Government funding of research and development is subject to the political process and budget process, which are often unpredictable. Any shift away from funding of life science and high technology R&D, delays surrounding the approval of governmental budget proposals or further United States federal government shutdowns may cause our customers to delay or forgo purchases of our products and services, which could damage our business.
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
Likewise, public support of R&D in key markets in Europe and elsewhere has come under pressure, which may lead to decreased sales of our products in those jurisdictions.
Due to heavy reliance on manufacturing and related operations to produce, package and distribute the products we sell, our business could be adversely affected by disruptions of these operations.
We rely upon our manufacturing operations to produce products accounting for approximately 60 percent of our sales and several products are produced solely at one facility. Our quality control, packaging and distribution operations support all of our sales. Any significant disruption of those operations for any reason, such as labor unrest, power interruptions, fire, natural disasters or other events beyond our control, could adversely affect our sales, product distribution and customer relationships and therefore adversely affect our business. While insurance coverage may reimburse us, in whole or in part, for profits lost from such disruptions, our ability to provide these products in the longer term may affect our sales growth expectations and results.
If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business could be adversely affected.
We depend on information systems throughout the Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due vendors and other creditors. Additionally, in 2013, approximately 48 percent of the Company’s Research and Applied sales originated through e-commerce. As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain of our business operations. As we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality, and other problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.
Our information technology systems may be susceptible to damage, disruptions or shutdowns due to natural disasters, power outages, hardware failures, viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct. Although we strive to have appropriate security controls in place, prevention of security breaches cannot be assured, particularly as cyber threats continue to evolve. We may be required to expend additional resources to continue to enhance our security measures or to investigate and remediate any security vulnerabilities. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.
We are subject to regulation by various federal, state, local and international agencies that require us to comply with a wide variety of regulations, including those regarding the manufacture and distribution of products and environmental matters.
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the DOC, FDA, DOT, USDA and other comparable United States, state, local and international governmental agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution, importing and exporting of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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
Our manufacturing processes for certain products involve the use of chemical and other substances that are regulated under various international, federal, state and local laws governing the environment. In the event that any future climate change legislation would require that stricter standards be imposed by domestic or international environmental regulatory authorities with respect to the use and/or levels of possible emissions from such chemicals and/or other substances, we may be required to make certain changes and adaptations to our manufacturing processes. There can be no assurance that any such changes would not have a material effect on our financial condition, results of operations and cash flows.
We are subject to regulations that govern the handling of hazardous substances.
We are subject to various international, federal, state and local laws and regulations that govern the handling, transportation, manufacture, use, storage, disposal and sale of substances that are or could be classified as toxic or hazardous substances. Some risk of environmental and property damage and environmental liabilities, including potential cleanup liability relating to currently or formerly owned or operated sites or third party disposal sites and liabilities relating to the exposure to hazardous substances, is inherent in our operations and the products we manufacture, sell or distribute. Any failure by us to comply with the applicable government regulations could also result in product recalls or impositions of significant fines and restrictions on our ability to carry on with or expand a portion or possibly all of our operations. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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

Litigation may harm our business.
Substantial, complex or extended litigation could cause us to incur significant costs and distract our management. For example, lawsuits by governmental authorities, employees, shareholders, suppliers, collaborators, distributors, customers, competitors or others with protected intellectual property could be very costly and substantially disrupt our business. Disputes from time to time with such companies, organizations or individuals are not uncommon, and we cannot provide assurance that we will always be able to resolve such disputes or do so on terms favorable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
Potential product liability claims could affect our earnings and financial condition and harm our reputation.
We face potential liability claims arising out of the use of or exposure to our products and/or services. We carry product liability insurance coverage, generally available in the market, but which is limited in scope and amount. While our products are generally used by trained scientists and operators, there is no assurance that they will be used in accordance with our terms and conditions of sale. As a result, we could be forced to defend ourselves in connection with the use of these products or services.
Although we seek to reduce our potential liability through measures such as contractual indemnification provisions with customers and/or suppliers, we cannot assure you that such measures will be enforced or effective. Our results of operations, financial position and cash flows could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of the indemnification agreements, if the indemnity, although applicable, is not executed in accordance with its terms or if our liability exceeds the amount of applicable insurance or indemnification. There can be no assurance that our insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to us. Unexpected results could cause us to have financial exposure in these matters in excess of recorded reserves and insurance coverage, requiring us to provide additional reserves to address these liabilities, therefore impacting profits.
If we fail to maintain adequate quality standards for our products and services, our business may be adversely affected and our reputation harmed.
Our life science and high technology customers are often subject to rigorous quality standards to obtain and maintain regulatory approval of their products and the manufacturing processes that generate them. A failure to maintain, or in some instances upgrade, our quality standards to meet our customers’ needs could result in a breach of our contractual obligations or the loss of a customer’s regulatory license, which may cause us to incur significant liabilities to such customers or result in substantial sales losses and reputational harm.
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
We rely heavily on third party transportation providers and other package delivery services, and a significant disruption in these services or significant increases in prices may disrupt our ability to ship products or import materials, increase our costs, lower our profitability and harm our reputation.
We emphasize our prompt service and shipment of products as a key element of our sales and marketing strategy. We ship a significant number of products to our customers through independent package delivery companies. In addition, we transport materials between our worldwide facilities and import raw materials from worldwide sources. Consequently, we rely heavily on both sea and air cargo carriers and other third party package delivery providers. If any of our key third party providers were to experience a significant disruption in services such that any of our products, components or raw materials could not be delivered in a timely fashion, our costs may increase and our relationships with certain customers may be adversely affected. In addition, if these third party providers increase prices and we are not able to find comparable alternatives or make adjustments to our selling prices, our profitability could be adversely affected.

Fluctuations in the availability, quality and prices of raw materials could negatively impact our financial results.
Our operations depend upon our ability to obtain high quality raw materials at reasonable prices. Although most of our raw materials are available from a number of potential suppliers, the availability and costs of these raw materials may fluctuate significantly from time to time. If we are unable to obtain the materials we need at a reasonable price, we may not be able to produce certain of our products or we may not be able to produce certain of these products at a marketable price, which could have an adverse effect on our results of operations.
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
Our success and ability to compete is dependent in part on our ability to protect and maintain proprietary rights to our intellectual property, particularly trade secrets and proprietary know-how. We generally enter into confidentiality and proprietary information agreements with our employees, consultants and advisors. These agreements may not provide meaningful protection for or adequate remedies to protect the Company’s technology in the event of unauthorized use or disclosure of information. Efforts to address any infringement of our proprietary rights could result in diversion of management’s time and significant costs through litigation or otherwise. In addition, the laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States. Any failure to adequately protect our proprietary rights could result in our competitors offering similar services, potentially resulting in the loss of one or more competitive advantages and decreased sales.
Despite efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. Others may attempt to copy or re-engineer aspects of our products or obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our products or trade secrets, or deter others from developing similar products. Further, monitoring the unauthorized use of our products and other proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.
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
•require us to enter into royalty or licensing agreements which may not be available on acceptable terms, if at all.

If we are unable to obtain a royalty agreement or license on acceptable terms, or are unable to redesign our products or processes to avoid conflicts with any third party patent, we may be unable to offer some of our products, which could result in reduced sales.

Foreign currency exchange rate fluctuations may adversely affect our business.
Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. Dollars for financial reporting purposes, fluctuate due to exchange rate movement. For example, the effect of translating foreign currency sales into U.S. Dollars decreased 2013 and 2012 sales by 1 percent and 3 percent, respectively, and increased 2011 sales by 4 percent. The effect of translating foreign currency sales into U.S. Dollars decreased 2013 and 2012 EPS by $0.05 and $0.22, respectively, and increased 2011 EPS by $0.16. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.
We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.
We operate internationally through wholly-owned subsidiaries located in North and South America, Europe, Asia, the Middle East, Australia and Africa. Sales outside the United States were in excess of 64 percent of total sales in 2013. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2013, approximately 20 percent of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers of our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including, without limitation:

•	future fluctuations in foreign currency exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures, tariffs, royalties or taxes, and import or export licensing requirements or restrictions;

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from international operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	difficulty in staffing and managing worldwide operations;

•	changes in shipping costs;

•	difficulties in collecting on accounts receivable; and
•difficulties enforcing intellectual property rights.

If any of these risks materialize, we could face a loss of sales and/or substantial increases in costs, which could adversely affect our operating results.

Acquisitions are an important part of our growth strategy.
We have acquired or invested in several businesses and technologies and routinely review additional opportunities. Certain risks exist including, without limitation, the potential for:

•	increasing debt levels to fund sizable acquisitions;

•	the acquisition or investment failing to provide, or delays in realizing, the benefits originally anticipated by management;

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies;

•	difficulties in assimilating and retaining employees and customers of the acquired companies;

•	management’s attention being diverted to the integration of the acquired businesses or acceptance of the acquired technology;

•	rising interest rates on debt needed to provide cash to fund the purchase price of acquisitions; and
•unanticipated contract or regulatory issues.

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
Effective January 1, 2013, the Company’s business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. If we do not manage this reorganization and the consequent realignment of responsibilities effectively, or if this new organization does not provide better service and products to our customers, then our overall business could suffer resulting in consolidated sales and/or margin declines that could be material.

We expect to continue to implement various process improvement initiatives that may not achieve the desired results, thereby potentially reducing our profitability.
We have implemented a number of changes designed to improve operating efficiencies and reduce costs. We expect to continue to identify opportunities for operational efficiencies and cost reduction and implement changes to achieve these efficiencies, which could result in significant charges. Such actions may lead to, among other things, the consolidation and integration of products, brands, facilities, functions, systems and processes and/or a reduction of our talent pool and available resources, any or all of which might present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.
Our business may be adversely affected by a decrease in the availability of commercial paper or other forms of credit or an increase in our cost of capital.
We had $65 of commercial paper outstanding at December 31, 2013. If the market for commercial paper or other forms of credit becomes restricted or unavailable, or our cost of capital significantly increases due to a credit rating downgrade, an economic downturn or uncertainty or other factors, our business could be adversely affected, including our consolidated results of operations, financial condition and cash flows.
Our sales and operating results may vary from the guidance we publish and from period to period.
Our sales and operating results may vary significantly from the guidance we publish, from quarter to quarter and from year to year, depending on a variety of factors including, without limitation, those previously identified within other risk factors and the following:

•	the timing of our cost of products and services sold, R&D, sales and marketing expenses and other charges;

•	the timing of significant custom sales orders, typically associated with our SAFC Commercial business;

•	the expected higher level of sales growth in our SAFC Commercial business creating downward pressure on overall gross profit margins;

•	an increase in the sale of commoditized Research products creating downward pressure on overall gross profit margins;

•	changes in GAAP; and
•unanticipated loss of market value of the securities we hold.

Our expense levels are based in part on our future sales expectations. Consequently, sales or profits may vary significantly from quarter to quarter or from year to year, and sales and profits in any interim period may not be indicative of results in subsequent periods.

We have significant inventories on hand.
We maintain significant inventories and have an allowance for slow-moving and obsolete inventory. Any significant unanticipated changes in future product demand or market conditions, including the current uncertainty in the global market, could also have an impact on the value of inventory and adversely impact our results of operations. Additionally, if it would become necessary to rework product to make it saleable, this additional effort would impact our costs and operating results.
We may incur impairment charges on our goodwill and other intangible assets with indefinite lives that would reduce our earnings.
We are subject to ASC Topic 350 which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2013, goodwill and other intangible assets with indefinite lives represented approximately 19 percent of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. There were no indicators of impairment as of December 31, 2013.

Our share price will fluctuate.
Both the market price and the daily trading volume of our common stock will continue to be subject to fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

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
Dividends on our common stock and share repurchases could change in the future.
In 2013, we paid annual dividends of $0.86 per share and had repurchased a total of 101 million shares of common stock, and in 2012, we paid annual dividends of $0.80 per share and had repurchased a total of 99 million shares of common stock. In the future, the Board may continue to authorize changes in our common stock dividend and share repurchase programs. The failure to maintain or pay dividends or repurchase shares may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The following table shows the location, land area, building area and function of the properties the Company owned or leased at December 31, 2013.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	931	4,635	admin., production, warehousing, distrib.
Germany	46	647	admin., production, warehousing, distrib.
United Kingdom	85	490	admin., production, warehousing, distrib.
Switzerland	13	436	admin., production, warehousing, distrib.
Brazil	10	324	admin., production, warehousing, distrib.
India	10	222	admin., production, warehousing, distrib.
Israel	6	131	admin., production, warehousing, distrib.
All Other	63	772	admin., production, warehousing, distrib.
Total	1,164	7,657
Percent Owned Property	85%
Percent Leased Property	15%
The Company considers the properties to be well maintained, in sound condition and repair and adequate for its present needs. These properties generally have sufficient capacity for the Company's existing needs and near-term growth. The Company expects to continue to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings.

See Note 13 – Contingent Liabilities and Commitments in Item 8 - Financial Statements and Supplementary Data of Part II of this Report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Data (per share) (Unaudited):

	2013 Price Range		2012 Price Range		Dividends
	High	Low	High	Low	2013	2012
First Quarter	$79.32	$74.28	$74.31	$61.68	$0.22	$0.20
Second Quarter	85.91	73.24	74.59	66.77	0.21	0.20
Third Quarter	88.55	80.25	74.94	66.52	0.22	0.20
Fourth Quarter	94.78	82.90	74.50	68.22	0.21	0.20
The Company's common stock is traded in the NASDAQ Global Select Market. The trading symbol is SIAL. On January 31, 2014, there were 513 shareholders of record of the Company's common stock.
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
The following table presents share repurchases by the Company and any affiliated purchasers for the year ended December 31, 2013 (in millions except per share amounts):
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Cumulative Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2012			99.4	10.6
Jan. 1, 2013 – Jan. 31, 2013	—	—	99.4	10.6
Feb. 1, 2013 – Feb. 28, 2013	0.2	$76.06	99.6	10.4
Mar. 1, 2013 – Mar. 31, 2013	0.1	78.01	99.7	10.3
Apr. 1, 2013 – Apr. 30, 2013	—	—	99.7	10.3
May 1, 2013 – May 31, 2013	0.1	83.95	99.8	10.2
Jun. 1, 2013 – Jun. 30, 2013	0.3	83.63	100.1	9.9
Jul. 1, 2013 – Jul. 31, 2013	—	—	100.1	9.9
Aug. 1, 2013 – Aug. 31, 2013	0.5	84.44	100.6	9.4
Sep. 1, 2013 – Sep. 30, 2013	0.2	83.24	100.8	9.2
Oct. 1, 2013 – Oct. 31, 2013	—	—	100.8	9.2
Nov. 1, 2013 – Nov. 30, 2013	0.3	87.05	101.1	8.9
Dec. 1, 2013 – Dec. 31, 2013	—	—	101.1	8.9
Total at Dec. 31, 2013	1.7	$83.19	101.1	8.9
The timing and number of shares purchased, if any, will depend on market conditions and other factors. The Board's authorization of management to purchase the remaining 8.9 million shares is effective until November 2014.
For additional information on the Company's share repurchase program, see Note 19 – Share Repurchases in Item 8 – Financial Statements and Supplementary Data of Part II of this Report.

Item 6.	Selected Financial Data.
Annual Financial Data:
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report.

	2013	2012	2011	2010	2009
Net sales	$2,704	$2,623	$2,505	$2,271	$2,148
Net income	491	460	457	384	347
Per share:
Net income — Basic	4.09	3.80	3.78	3.17	2.84
Net income — Diluted	4.06	3.77	3.72	3.12	2.80
Dividends	0.86	0.80	0.72	0.64	0.58
Cash balance	722	724	665	569	373
Cash dividends	103	97	86	78	71
Total assets	3,805	3,820	3,281	3,027	2,714
Short-term debt	65	383	221	239	477
Long-term debt	300	300	300	300	100
Pension obligations — Long term	36	91	93	64	51
Post-retirement medical benefit plans	37	44	50	46	43

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Effective January 1, 2013, the Company's business unit structure was realigned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The units are closely interrelated in their activities, share services such as order entry, billing, technical support, e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety, compliance and information technology. A summary of our business units is as follows:

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 52 percent of sales in 2013.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 23 percent of sales in 2013.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 25 percent of sales in 2013.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, global macro economic conditions and government research funding in the United States, the European Union and elsewhere do impact demand from certain of our customers.
Strategy

The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

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

Key Business Trends and Highlights

In operating our business and monitoring its performance, the Company considers a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•
Macroeconomic Concerns Impacting Funding: Uncertainties in the United States and Europe around the macroeconomic environment and the recent United States federal government shutdown have impacted overall research funding.

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

•
Emerging Market Growth: We continue to focus our sales efforts on emerging markets given the faster growth rates in these areas. In 2012, the Company further expanded its footprint in this area with the opening of a manufacturing facility in Kaohsiung, Taiwan that serves the electronic markets in Asia, an expanded distribution center and new packaging facility in Bangalore, India and a new packaging and quality control facility in Wuxi, China.

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, have grown to 48 percent of the Company's total sales of Research and Applied products during 2013 as compared to 45 percent during 2012.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our consolidated results for the year ended December 31, 2013 are as follows:

•
Sales were $2,704, an increase of 3 percent compared to the same period last year. Excluding the changes in foreign currency exchange rates, which lowered sales by 1 percent, sales increased organically by 4 percent year over year.

•
Gross profit margin was 50.3 percent, down from 51.4 percent in 2012. Operating income margin was 24.4 percent, compared to 25.1 percent in 2012. This decline was largely attributable to $22 of restructuring and other charges incurred during 2013.

•
Net income was $491 compared to $460 in 2012. Changes in foreign currency exchange rates as compared to the prior year, reduced otherwise reportable net income by $7. Net income was reduced in 2013 due to $7 of after tax restructuring costs, $5 of after tax costs related to a licensing dispute settlement and $4 of after tax costs related to merger and acquisition activity. Net income was reduced in 2012 due to $6 of after tax restructuring costs and $4 of after tax costs related to merger and acquisition activity. Management believes these items affect comparability of results year over year. Excluding these items and the impact of changes in foreign currency exchange rates, adjusted net income would have increased 9 percent in 2013 when compared to 2012.

•	Diluted net income per share was $4.06, compared to $3.77 in 2012. Income taxes were 25.3 percent and 29.8 percent of pretax income for 2013 and 2012, respectively.

•	Net cash provided by operating activities for the year ended December 31, 2013 was $641, an increase of $74 from last year.

•	Total debt was $365 at December 31, 2013, a decrease of $318 since December 31, 2012. The decrease was due to the use of cash to repay a portion of notes payable in 2013.

Non-GAAP Financial Measures
The Company supplements its disclosures made in accordance with U.S. GAAP with certain non-GAAP financial measures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by similar companies in the Company's industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable U.S. GAAP measure.
With approximately 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company's local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, changes due to acquisitions and divestitures. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity in local currency by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of "changes in foreign currency exchange rates" or "changes in FX." While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates in 2014 or any future period. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the large volume of our sales denominated in foreign currencies.
Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as a supplemental measure of our ability to generate cash.
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
Long-Lived Assets. Long-lived assets, including intangibles with definite lives, are amortized over their expected useful lives. Goodwill and other intangibles with indefinite lives are not amortized against earnings. Goodwill is assessed annually for impairment. All long-lived assets are assessed whenever events and changes in business conditions indicate that the carrying amount of an asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair market value of these assets and a potential associated impairment. There were no indications of impairment as of December 31, 2013.
Pension and Other Post-Retirement Benefits. The determination of the obligation and expense for pension and other post-retirement benefits is dependent on the Company's selection of certain assumptions used by actuaries to calculate such amounts. Those assumptions are described in Note 16 – Pension and Post-retirement Benefit Plans to the Company's consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II in this Report and include, among others, the discount rate, expected return on plan assets and rates of increase in compensation and health care costs.
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

The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and currently enacted tax rates for each jurisdiction. No provision has been made for U.S. income taxes on the undistributed earnings of the Company's international subsidiaries where the earnings are considered permanently reinvested. Recognition of U.S. taxes on undistributed earnings of the international subsidiaries would be triggered by a management decision to repatriate those earnings, although there is no current intention to do so.

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
Results of Operations
The following is a summary of our financial results (in millions, except per share amounts):

	2013	2012	2011
Sales	$2,704	$2,623	$2,505
Cost of products and services sold	1,343	1,276	1,181
Gross profit	1,361	1,347	1,324
Selling, general and administrative expenses	612	605	597
Research and development expenses	66	69	72
Restructuring and other charges	22	14	8
Operating income	661	659	647
Interest, net	4	4	7
Income before income taxes	657	655	640
Provision for income taxes	166	195	183
Net income	$491	$460	$457
Net income per share - Diluted	$4.06	$3.77	$3.72

Net Sales
Sales were $2,704 in the year ended December 31, 2013, up 3 percent from 2012. The effect of changes in foreign currency exchange rates decreased sales by $22 or 1 percent. Excluding the effects of changes in foreign currency exchange rates, sales increased organically by $92 or 4 percent. Pricing and volume contributed 1 percent and 3 percent, respectively, to the organic growth.
Sales were $2,623 in the year ended December 31, 2012, up 5 percent from 2011. Acquisitions completed in 2012 contributed $136 or 5 percent to this sales growth. The effect of changes in foreign currency exchange rates decreased sales by $83 or 3 percent. Excluding the effects of acquisitions and changes in foreign currency exchange rates, sales increased organically by $65 or 3 percent. Pricing and volume contributed 2 percent and 1 percent, respectively, to the organic growth.

The change in sales for each of the Company's business units is as follows:

	Year Ended December 31,
	2013	2012	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$1,402	$1,398	$4	$(19)	$(4)	$27	2%
Applied	629	598	31	—	3	28	5%
SAFC Commercial	673	627	46	(3)	12	37	6%
Total	$2,704	$2,623	$81	$(22)	$11	$92	4%

	Year Ended December 31,
	2012	2011	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$1,398	$1,427	$(29)	$(52)	$5	$18	1%
Applied	598	581	17	(19)	11	25	4%
SAFC Commercial	627	497	130	(12)	120	22	5%
Total	$2,623	$2,505	$118	$(83)	$136	$65	3%
2013 Compared to 2012
Research total sales were $1,402 for the year ended December 31, 2013, compared to $1,398 for the prior year. Sales increased organically by $27 or 2 percent from the prior year. The increase in organic sales was primarily driven by growth in sales through our dealer networks from our "dealers as partners" programs and an increase in sales to our Pharmaceutical customers. The overall increase was partially offset by a decline in sales to the Academic, Government and Hospital markets due largely to lower government grants and other funding to academic institutions resulting primarily from sequestration in the United States. Geographically, the increase in Research's organic sales for the year ended December 31, 2013 compared to the prior year was largely led by the EMEA and APAC regions.
Applied total sales were $629 for the year ended December 31, 2013, compared to $598 for the prior year. Sales increased organically by $28 or 5 percent from the prior year. The increase in organic sales was primarily driven by growth in sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth.
SAFC Commercial total sales were $673 for the year ended December 31, 2013, compared to $627 for the prior year. Sales increased organically by $37 or 6 percent from the prior year. The organic growth was led by strong sales within our Life Science Products and Services business, most notably our custom pharmaceutical manufacturing and industrial cell culture media products. This growth was partially offset by lower sales in our Hitech electronics business, primarily from year-over-year pricing declines for certain metal organic precursors used by the LED industry. Geographically, the increase in SAFC Commercial's organic sales for the year ended December 31, 2013 compared to the prior year was largely led by the Total Americas and EMEA regions.
2012 Compared to 2011
Research total sales were $1,398 for the year ended December 31, 2012, compared to $1,427 for the prior year. Sales increased organically by $18 or 1 percent from the prior year. The increase in organic sales was driven by growth in sales through our dealer networks as a result of the launch of our "dealers as partners" program. The overall increase was partially offset by a decline in sales to Pharmaceutical customers driven by major downsizing, consolidation and outsourcing of R&D to contract research organizations in both the United States and Europe. Geographically, the increase in organic sales for the year ended December 31, 2012 compared to the prior year was led by the APAC and EMEA regions.
Applied total sales were $598 for the year ended December 31, 2012, compared to $581 for the prior year. Sales increased organically by $25 or 4 percent from the prior year. The increase in organic sales was primarily driven by growth in sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth.

SAFC Commercial total sales were $627 for the year ended December 31, 2012, compared to $497 for the prior year. Sales increased organically by $22 or 5 percent from the prior year. The organic growth was led by strong sales within our Life Science Products business and our custom pharmaceutical manufacturing and industrial cell culture media products. All geographic regions contributed to SAFC Commercial's overall growth.
2014 Outlook
We expect to drive improved sales growth in 2014 through our enhanced focus on our customers, an improved government funding environment and continued higher growth in emerging markets. Considering the current macro-economic environment, we expect to grow 2014 sales organically in the low-to-mid single digit range with a slight improvement over 2013 growth.
Gross Profit and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Gross profit margin	50.3%	51.4%	52.9%
Selling, general & administrative expenses	22.6%	23.1%	23.8%
Research and development expenses	2.4%	2.6%	3.0%
Restructuring and other charges	0.9%	0.6%	0.3%
Operating income	24.4%	25.1%	25.8%

Effective tax rate	25.3%	29.8%	28.6%
Gross Margin
Gross margin is calculated as sales less cost of products and services sold. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross margin was 50.3% in 2013 compared to 51.4% in 2012.
The following table reflects the significant contributing factors to the net change in gross profit margin for the years ended December 31, 2013 and 2012, respectively:

Contributing Factors	2013	2012
Gross profit margin — previous year end	51.4%	52.9%
Decreases to gross profit margin:
Changes in foreign currency exchange rates	—%	(0.5)%
Sales volume/Product mix/Pricing/Other	(1.0)%	—%
Acquisitions	(0.1)%	(1.0)%
Gross profit margin — current year end	50.3%	51.4%

The largest contributor to the decline in gross margin in 2013 as compared to 2012 was a shift in product mix among our business units. Products in our SAFC Commercial business unit in general have lower margins than products in our Research and Applied business units. This is primarily due to SAFC Commercial products that require more intensive manufacturing and quality control processes, and are generally sold in bulk rather than in smaller quantities as in our Research and parts of our Applied business units, as well as other market dynamics. Because the SAFC Commercial business is the fastest growing unit of our total business, approximately 50 basis points of the total gross margin decline in 2013 was due to a greater share of SAFC Commercial sales in the total product mix.

The largest contributor to the decline in gross margin in 2012 as compared to 2011 was the effect of acquisitions, principally BioReliance, which carries lower gross margins than the rest of our businesses.

SG&A

	2013	2012	2011
SG&A	$612	$605	$597
Percentage of Sales	22.6%	23.1%	23.8%

SG&A increased $7 during the year ended December 31, 2013 as compared to the same period in 2012. Gains on asset sales, net of certain impairments, of $10 were offset by higher compensation and other costs. Excluding these asset gains, SG&A as a percentage of sales was about the same as 2012.

SG&A increased $8 during the year ended December 31, 2012 as compared to the same period in 2011, but as a percentage of sales declined to 23.1% from 23.8%. Higher expenses attributable to acquisitions completed in 2012 of $41 were partially offset by lower costs resulting from the Company's cost reduction initiatives of $17 and changes in foreign currency exchange rates, which lowered SG&A by $16.

R&D Expenses

	2013	2012	2011
R&D	$66	$69	$72
Percentage of Sales	2.4%	2.6%	3.0%
R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales. R&D expenses as a percentage of sales have trended down slightly since 2011 as a result of management's efforts to carefully prioritize R&D spending to the most appropriate projects.
Restructuring and Other Charges

	2013	2012	2011
Restructuring costs	$10	$9	$8
Licensing dispute settlement	7	—	—
Costs related to mergers and acquisitions	5	5	—
Total restructuring and other charges	$22	$14	$8
Percentage of sales	0.9%	0.6%	0.3%
Restructuring Costs
Programs Implemented During 2013

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. Once fully implemented, the Company expects annual pre-tax savings associated with these activities in a range from $3 to $4. During the year ended December 31, 2013, $10 of these restructuring costs were recognized.
Programs Implemented During 2012
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to further reduce the Company's fixed cost structure by streamlining the sales force in Europe. Total restructuring costs associated with this plan were $4 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.
In the third quarter of 2012, the Company committed to a restructuring plan to reduce global headcount by approximately 130 employees to further reduce the Company's fixed cost structure. Total restructuring costs associated with this plan were $5 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.

Programs Implemented Prior to 2012

In the fourth quarter of 2009, the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. These exit activities impacted approximately 240 employees and were intended to reduce the Company's fixed cost structure and better align its global manufacturing and distribution footprint. Total restructuring costs associated with this plan were $41 and were incurred as follows: $8 in 2011, $24 in 2010 and $9 in 2009. As of December 31, 2011, all exit activities were complete.
Licensing Dispute Settlement
Costs of $7 were incurred during the second quarter of 2013 for the settlement of a licensing dispute associated with certain products.
Costs Related to Mergers and Acquisitions

Third party costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013. Third party costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.
Interest, net
Net interest expense was $4 in 2013 and 2012 and $7 in 2011. Higher average borrowing levels were more than offset by lower weighted average interest rates for the year ended December 31, 2012, compared to 2011.
Income Taxes
Income taxes, which include federal, state and international taxes, were 25.3%, 29.8% and 28.6% of pretax income in 2013, 2012 and 2011, respectively. The lower effective tax rate for 2013 compared to 2012 is primarily due to a shift in the mix of earnings towards jurisdictions where the tax rate is lower than the U.S. statutory tax rate, as well as tax benefits from law changes in several jurisdictions. The higher effective tax rate for 2012 compared to 2011 is primarily due to higher state and local taxes, lower tax benefits from the manufacturer's deduction and the absence of an R&D tax credit in 2012.

Our effective tax rate for 2014 is expected to be approximately 27%.
Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$641	$567	$495
Investing activities	(108)	(511)	(191)
Financing activities	(533)	(6)	(200)
Operating Activities
Net cash provided by operating activities of $641 increased $74 or 13 percent in 2013 compared to 2012. The increase was largely driven by lower uses of cash for working capital. Specifically, cash used for accounts receivable, inventory and accounts payable was $28 compared to $49 in 2012. In 2013, the reduction of inventory generated $12 in operating cash flow compared to a use of cash for inventory in 2012 of $44. Initiatives to lower inventory without sacrificing customer service levels drove the reduction in inventory in 2013 as compared to 2012. Also contributing to the increase in operating cash flow was $33 of higher net income after adjusting for depreciation and amortization.
Net cash provided by operating activities of $567 increased $72 or 15 percent in 2012 compared to 2011. The increase was primarily driven by higher net income of $33 after adjusting for depreciation and amortization and lower uses of cash for working capital. Specifically, cash used for accounts receivable, inventory and accounts payable was $49 in 2012 compared to $75 in 2011.

Investing Activities
Cash used in investing activities for the year ended December 31, 2013 decreased $403 compared to 2012. This decrease was primarily due to cash used for acquisitions during 2012 of $391 that did not repeat in 2013. Capital spending was $100 in 2013 compared to $114 in 2012.
Cash used for investing activities of $511 in 2012 increased $320 from 2011. This increase was primarily due to cash used for acquisitions of $391 during 2012 compared to $75 in 2011. Capital spending was $114 in 2012 compared to $104 in 2011.
Financing Activities
Cash used in financing activities of $533 in 2013 increased $527 from 2012. This increase is due to the net repayment of $318 of short-term debt during 2013, as compared to a net issuance of short-term debt of $161 during 2012. During 2012, additional debt was issued to fund acquisition activity. Cash used for share repurchases increased to $146 in 2013, up from $124 in 2012.
Cash used in financing activities of $6 in 2012 decreased from $200 in 2011. This decrease was due primarily to a $100 repayment of long-term debt in 2011 which did not recur in 2012. The Company also issued $161 net of short-term debt primarily to fund acquisition activity during 2012 as compared to a net issuance of short-term debt of $81 in 2011.
The Company paid dividends of $103, $97 and $86 during the years ended December 31, 2013, 2012 and 2011, respectively.
Share Repurchases
At December 31, 2013 and December 31, 2012, the Company had repurchased a cumulative total of 101 million and 99 million shares, respectively, of an authorized repurchase of 110 million shares. There were 119 million shares outstanding as of December 31, 2013. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount, if any, will depend on market conditions and other factors.
Liquidity and Risk Management
Liquidity risk refers to the risk that the Company might be unable to meet its financial obligations in a timely manner or fund its business on an ongoing basis. Factors that could cause such risk to arise include a disruption to the securities markets, downgrades in the Company's credit rating or the unavailability of funds. In addition to the Company's cash flows from operations, the Company utilizes commercial paper, short-term multi-currency debt, cash on hand and long-term debt programs as funding sources. The Company also maintains committed bank lines of credit to support its commercial paper borrowings. Downgrades in the Company's credit rating or other limitations on the ability to access short-term financing, including the ability to refinance short-term debt as it becomes due, would increase interest costs and adversely affect profitability.
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
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. On December 2, 2013, the Company entered into an amendment to extend the termination date of the facility to May 10, 2018 from May 10, 2017. There were no changes to the terms and conditions of the facility as a result of the amendment. At December 31, 2013 and December 31, 2012, the Company did not have any borrowings outstanding under the facility. However, the amount available under the facility is reduced by the amount of commercial paper outstanding. At December 31, 2013 and December 31, 2012, the Company had $65 and $381, respectively, outstanding under its commercial paper program.
The Company also has a $200 seven-year multi-currency European revolving credit facility with a syndicate of banks maturing March 13, 2014. At December 31, 2013 and December 31, 2012, the Company did not have any borrowings outstanding under this facility.
Sigma-Aldrich Korea Limited has a short-term credit facility denominated in Korean Won with a total commitment of 20 billion Korean Won ($19 U.S. Dollars) expiring June 30, 2014. No borrowings were outstanding at December 31, 2013 and December 31, 2012.

Sigma-Aldrich Japan has two credit facilities denominated in Japanese Yen having a total commitment of 2 billion Japanese Yen ($19 U.S. Dollars) with one facility due April, 30, 2014 and the other representing a line of credit with no expiration. No borrowings were outstanding at December 31, 2013 and December 31, 2012.
In addition to those mentioned above, the Company has other short-term credit facilities denominated in foreign currencies having a total commitment of $3. At December 31, 2013 and December 31, 2012, the Company had $0 and $2 in borrowings outstanding under these facilities, respectively.
Long-term debt was $300 at both December 31, 2013 and 2012. This liability consists of 3.375% fixed rate Senior Notes due November 1, 2020.
Total debt at December 31, 2013 was $365 compared to $683 at December 31, 2012. Total debt as a percentage of total capitalization was 11.2 percent and 21.1 percent at December 31, 2013 and 2012, respectively.
As of December 31, 2013, the Company had sufficient net worth to allow for borrowing the full capacity under each credit facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material financial debt covenants, see Note 7 – Notes Payable and Note 8 – Long-Term Debt to the Company's consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II in this Report.
At December 31, 2013, a majority of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital to be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital to be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

The Company earns income globally. The undistributed earnings of our international subsidiaries are considered to be permanently reinvested in international jurisdictions. The Company has no immediate need or intentions to distribute any of the funds held outside of the U.S. If the Company were to remit undistributed earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for international tax credits) and withholding taxes payable to various international jurisdictions.
On October 5, 2009, the Company announced a major expansion of its existing license agreement with Sangamo to include the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals for livestock, companion animals and therapeutic protein production. Under this agreement, the Company made initial payments of $20 to Sangamo, consisting of an upfront license payment of $15 and $5 for the purchase of shares of Sangamo common stock. The Company has since sold all of its shares in Sangamo common stock. Sangamo is eligible to earn additional contingent commercial license fees of up to $5 based on certain conditions and additional contingent milestone payments of up to $25 based on cumulative sales. No material amounts were paid to Sangamo under this agreement in either 2013 or 2012.

Other Matters
The Company is involved in legal proceedings incidental to its business, as described below:
Insurance and Other Contingent Liabilities and Commitments
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment and other matters that arise in the ordinary course of business. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At December 31, 2013, (i) reserves have been provided to cover expected payments for these self-insured amounts,(ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 – Notes Payable, Note 8 – Long-Term Debt, Note 10 – Lease Commitments and Note 16 – Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II of this Report.
Aggregate Contractual Obligations
The following table presents contractual obligations of the Company at December 31, 2013:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt	$300	$—	$—	$—	$300
Interest payments related to long-term debt	69	10	20	20	19
Operating lease obligations	126	32	44	32	18
Purchase obligations (1)	276	149	64	50	13
Total	$771	$191	$128	$102	$350

(1)	Purchase obligations include open purchase orders, long-term service and supply agreements and other contractual obligations.
See Note 8 – Long-Term Debt and Note 10 – Lease Commitments to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report for additional disclosures related to long-term debt and lease commitments, respectively.
See Note 16 – Pension and Post-retirement Benefit Plans to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report for obligations with respect to the Company's pension and post-retirement medical benefit plans. Obligations related to the pension and post-retirement benefit plans are not included within the above table.
The above table excludes $37 of liabilities related to uncertain tax positions. See Note 12 – Income Taxes to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report for detail on this obligation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Inflation
Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and higher material and other operating costs. The Company tries to minimize these effects through focused cost reduction programs and productivity improvements as well as price increases to its customers. It is management's view that inflation, net of customer price increases, has not had a significant impact on the Company's consolidated financial statements during the three years ended December 31, 2013.
Market Risk Sensitive Instruments and Positions
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At December 31, 2013, the Company's outstanding debt represented 11.2 percent of total book capitalization. Approximately 82 percent of the Company's outstanding debt at December 31, 2013 is at a fixed rate. We believe that cash flows from operations, cash on hand and available credit facilities are sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk, based on current conditions, will not significantly impact the Company's results of operations or financial condition, including liquidity. Interest rates are further described in Note 7 – Notes Payable and Note 8 – Long-Term Debt to the consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II of this Report.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted earnings per share by $0.05 and $0.22 for the years ended December 31, 2013 and 2012, respectively, when compared to their respective prior periods. The impact of changes in foreign currency exchange rates increased diluted earnings per share by $0.16 for the year ended December 31, 2011 when compared to the prior year.
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
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's net sales are denominated in other local currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. In the third quarter of 2012, the Company implemented a program to use foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases. These derivatives have been designated as cash flow hedges for accounting purposes.
The market risk on these cash flow hedge contracts at December 31, 2013, assuming a hypothetical 10 percent change in foreign currency exchange rates, would be approximately $52 on income before income taxes.

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

The market risk on these foreign currency forward exchange contracts at December 31, 2013, assuming a hypothetical 10 percent change in foreign currency exchange rates, would be approximately $3 on income before income taxes. Such impact would be substantially offset by remeasurement of the exchange rate on hedged items.

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

Sigma-Aldrich Corporation
Consolidated Statements of Income
($ In Millions, Except Per Share Data)

	Years ended December 31,
	2013	2012	2011
Sales	$2,704	$2,623	$2,505
Cost of products and services sold	1,343	1,276	1,181
Gross profit	1,361	1,347	1,324
Selling, general and administrative expenses	612	605	597
Research and development expenses	66	69	72
Restructuring and other charges	22	14	8
Operating income	661	659	647
Interest, net	4	4	7
Income before income taxes	657	655	640
Provision for income taxes	166	195	183
Net income	$491	$460	$457

Net income per share - Basic	$4.09	$3.80	$3.78
Net income per share - Diluted	$4.06	$3.77	$3.72
Weighted average number of shares outstanding - Basic	120	121	121
Weighted average number of shares outstanding - Diluted	121	122	123
Dividends per share	$0.86	$0.80	$0.72
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income
($ In Millions)

	Years ended December 31,
	2013	2012	2011
Net income	$491	$460	$457
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	—	23	(39)
Pension and post retirement, net	55	10	(22)
Unrealized gain/(loss) on securities, net	(3)	3	(4)
Unrealized gain/(loss) on forward exchange contracts, net	(1)	3	—
Total other comprehensive income/(loss)	51	39	(65)
Comprehensive income	$542	$499	$392
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$722	$724
Accounts receivable	382	356
Inventories	699	722
Deferred taxes	31	32
Other	87	95
Total current assets	1,921	1,929

Property, plant and equipment:
Property, plant and equipment	2,098	2,011
Less - accumulated depreciation	(1,292)	(1,182)
Property, plant and equipment, net	806	829
Goodwill	691	691
Intangibles, net	255	282
Other	132	89
Total assets	$3,805	$3,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$65	$383
Accounts payable	152	160
Payroll	64	55
Income taxes	25	26
Other	77	77
Total current liabilities	383	701
Long-term debt	300	300
Pension and post-retirement benefits	73	135
Deferred taxes	74	64
Other	80	74
Total liabilities	910	1,274
Stockholders' equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at December 31, 2013 and December 31, 2012; 119 million shares outstanding at December 31, 2013 and 120 million shares outstanding at December 31, 2012	202	202
Capital in excess of par value	322	276
Common stock in treasury, at cost, 83 million shares at December 31, 2013 and 82 million shares at December 31, 2012	(2,407)	(2,271)
Retained earnings	4,658	4,270
Accumulated other comprehensive income	120	69
Total stockholders' equity	2,895	2,546
Total liabilities and stockholders' equity	$3,805	$3,820
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Stockholders' Equity
($ In Millions)

	Common Stock	Capital in Excess of Par Value	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance, December 31, 2010	$202	$194	$(2,051)	$3,536	$95	$1,976
Net income	—	—	—	457	—	457
Other comprehensive (loss)	—	—	—	—	(65)	(65)
Dividends	—	—	—	(86)	—	(86)
Exercise of stock options	—	21	16	—	—	37
Restricted stock unit grant	—	3	4	—	—	7
Stock-based compensation expense	—	7	—	—	—	7
Stock repurchases	—	—	(134)	—	—	(134)
Balance, December 31, 2011	$202	$225	$(2,165)	$3,907	$30	$2,199
Net income	—	—	—	460	—	460
Other comprehensive income	—	—	—	—	39	39
Dividends	—	—	—	(97)	—	(97)
Exercise of stock options	—	36	18	—	—	54
Restricted stock unit grant	—	6	—	—	—	6
Stock-based compensation expense	—	9	—	—	—	9
Stock repurchases	—	—	(124)	—	—	(124)
Balance, December 31, 2012	$202	$276	$(2,271)	$4,270	$69	$2,546
Net income	—	—	—	491	—	491
Other comprehensive income	—	—	—	—	51	51
Dividends	—	—	—	(103)	—	(103)
Exercise of stock options	—	24	11	—	—	35
Restricted stock unit grant	—	7	(1)	—	—	6
Stock-based compensation expense	—	15	—	—	—	15
Stock repurchases	—	—	(146)	—	—	(146)
Balance, December 31, 2013	$202	$322	$(2,407)	$4,658	$120	$2,895

Activity in common stock shares issued and common stock shares in treasury is summarized below (in millions):	Common Stock Issued	Common Stock in Treasury
Balance, December 31, 2010	202	80
Exercise of stock options	—	(1)
Stock repurchases	—	2
Balance, December 31, 2011	202	81
Exercise of stock options	—	(1)
Stock repurchases	—	2
Balance, December 31, 2012	202	82
Exercise of stock options	—	(1)
Stock repurchases	—	2
Balance, December 31, 2013	202	83

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows
($ in Millions)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$491	$460	$457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	136	106
Deferred income taxes	(8)	34	6
Stock-based compensation expense	22	17	18
Restructuring, net of payments	8	—	—
Other	(15)	(5)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(32)	(15)	(35)
Inventories	12	(44)	(63)
Accounts payable	(8)	10	23
Income taxes	3	(10)	5
Other, net	30	(16)	(21)
Net cash provided by operating activities	641	567	495
Cash flows from investing activities:
Capital expenditures	(100)	(114)	(104)
Purchases of investments	(100)	(97)	(65)
Proceeds from sales of investments	83	97	55
Acquisitions of businesses, net of cash acquired	—	(391)	(75)
Proceeds from sale of net assets	13	—	—
Other, net	(4)	(6)	(2)
Net cash (used in) investing activities	(108)	(511)	(191)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(318)	161	81
Repayment of long term debt	—	—	(100)
Dividends	(103)	(97)	(86)
Share repurchases	(146)	(124)	(134)
Proceeds from exercise of stock options	27	41	34
Excess tax benefits from stock-based payments	7	13	5
Net cash (used in) financing activities	(533)	(6)	(200)
Effect of foreign currency exchange rate changes on cash	(2)	9	(8)
Net change in cash and cash equivalents	(2)	59	96
Cash and cash equivalents at January 1	724	665	569
Cash and cash equivalents at December 31	$722	$724	$665
Supplemental disclosures of cash flow information:
Income taxes paid	$160	$156	$162
Interest paid, net of capitalized interest	$4	$8	$13

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
Financial Instruments. Financial instruments are recorded at fair value, except as described in Note 8 – Long-Term Debt.
Sales. Product sales, which include shipping and handling fees billed to customers, are recognized upon transfer of title of the product to the customer, which generally occurs upon shipment to the customer, and is not dependent upon any post-shipment obligations. Sales of services are recognized utilizing the proportional performance method, whereby sales for each stage of a project are recognized based upon the stage's cost as a proportion of the total cost that will be incurred for that project.
R&D. Expenditures relating to the development of new products, services and processes, including significant improvements to existing products, services or processes, are expensed as incurred as R&D.
Income Taxes. The provision for income taxes is based on pretax income reported in the consolidated statements of income and currently enacted tax rates for each jurisdiction. No provision has been made for U.S. income taxes on the undistributed earnings of the Company's international subsidiaries where the earnings are considered permanently reinvested.

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
Property, Plant and Equipment. The cost of property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method with lives generally ranging from 3 to 12 years for machinery and equipment, 3 to 7 years for information technology and 15 to 40 years for buildings and improvements. Depreciation expense was $111, $104 and $89 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company capitalizes interest as part of the cost of constructing major facilities and equipment.
Goodwill. ASC Subtopic 350-20 "Goodwill" requires the Company to assess goodwill for impairment rather than to systematically amortize goodwill against earnings. This goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. The Company has determined that no impairment of goodwill existed at December 31, 2013 or 2012.
Long-Lived Assets. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no indications of impairment existed at December 31, 2013 or 2012.

Foreign Currency Translation. Most of the Company's non-U.S. operations use local currency as their functional currency. Subsidiaries that do not use the U.S. Dollar as their functional currency translate assets and liabilities at period end exchange rates and profit and loss accounts at the weighted average exchange rates during the reporting period. Resulting translation gains and losses are included as a separate component of stockholders' equity in AOCI. Assets and liabilities denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates. Resulting gains and losses are recognized in the consolidated statements of income.

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
Reclassifications. The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with the presentation used in 2013.
Effect of New Accounting Standards
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
NOTE 2: Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of year	$7	$6
Additions	1	1
Deductions	(1)	—
Balance, end of year	$7	$7
NOTE 3: Inventories
The principal categories of inventories at December 31, 2013 and 2012 are as follows:

	2013	2012
Finished goods	$575	$585
Work in process	27	36
Raw materials	97	101
Total	$699	$722
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

NOTE 4: Property, Plant and Equipment, net
The principal categories of property, plant and equipment, net at December 31, 2013 and 2012 are as follows:

	2013	2012
Land	$56	$57
Buildings and improvements	854	843
Machinery and equipment	1,099	1,050
Construction in progress	89	61
Less - accumulated depreciation	(1,292)	(1,182)
Property, plant and equipment, net	$806	$829

NOTE 5: Acquisitions
For the year ended December 31, 2013, the Company did not complete any acquisitions.
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
This acquisition was accounted for using the acquisition method of accounting and, accordingly, its results were included in the Company's consolidated financial statements from the date of acquisition. Total consideration to acquire BioReliance was $353 (net of $11 of cash acquired) and was funded with a combination of existing cash and short-term debt. The process of assigning fair values to the assets acquired and liabilities assumed was complete as of December 31, 2012 and was recognized as follows:

Assigned Fair Value
Current assets	$23
Property, plant and equipment	44
Goodwill	212
Intangibles:
Customer relationships	108
Technical knowledge	21
Trademarks and trade names	2
Other	4
Other assets	2
Deferred tax asset	5
Deferred tax liabilities	(48)
Other liabilities	(20)
Total	$353
Goodwill resulting from the acquisition is largely attributable to the existing workforce of BioReliance and synergies expected to arise as a result of the acquisition. BioReliance's global pharmaceutical testing services are intended to enable the Company to build a specialized services platform that complements its existing product and technology strengths. The objective of the acquisition is to expand the Company's participation in the biological drug market and help forge deeper and stronger strategic ties with existing and new customers. The goodwill was not deductible for tax purposes.

BioReliance contributed $111 to the Company's 2012 net sales after its acquisition on January 31, 2012. Had the BioReliance acquisition been completed as of the beginning of 2011, the Company's unaudited pro forma net sales for the years ended December 31, 2012 and 2011 would have been $2,632 and $2,631, respectively. Net income of BioReliance was not material to the Company's consolidated statements of income for the years ended December 31, 2012 and 2011, either on a reported or pro forma basis.

NOTE 6: Intangible Assets
The Company's amortizable and unamortizable intangible assets at December 31, 2013 and 2012 are as follows:

	Cost		Accumulated Amortization
	2013	2012	2013	2012
Amortizable intangible assets:
Patents	$14	$14	$9	$8
Licenses	48	47	22	17
Customer relationships	254	255	77	61
Technical knowledge	48	48	19	15
Other	29	29	23	22
Total amortizable intangible assets	$393	$393	$150	$123
Unamortizable intangible assets:
Goodwill	$717	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$737	$737	$34	$34
During the year ended December 31, 2013, the Company did not acquire any intangible assets or goodwill. During the year ended December 31, 2012, the Company added $155 of acquired intangible assets and $222 of acquired goodwill for acquisitions made during 2012.
The Company recorded amortization expense related to amortizable intangible assets of $27, $32 and $17 for the years ended December 31, 2013, 2012 and 2011, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $21 to $24 from 2014 through 2018.
The changes in net goodwill for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of year	$691	$466
Acquisitions and divestitures	(2)	222
Impact of foreign currency exchange rates	2	3
Balance, end of year	$691	$691

Acquisition and divestiture activity during the current period is related to the finalization of purchase accounting for certain acquisitions as well as the writeoff of goodwill associated with the sale of the net assets of SAGE Labs in April 2013.

NOTE 7: Notes Payable
Notes payable consist of the following at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$65	0.1%	$381	0.2%
$200.0 European revolving credit facility, due	—	—	—	—
March 13, 2014 (2)
Sigma-Aldrich Korea limited credit facility, due	—	—	—	—
June 30, 2014 (3)
Sigma-Aldrich Japan GK credit facilities (4)	—	—	—	—
Other short-term credit facilities (5)	—	—	2	1.5%
Total notes payable	$65	0.1%	$383	0.2%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. On December 2, 2013, the Company entered into an amendment to extend the termination date of the facility to May 10, 2018 from May 10, 2017. At December 31, 2013 and December 31, 2012, the Company did not have any borrowings outstanding under this facility. However, the amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 11.7 percent and 0.0 percent, respectively, at December 31, 2013.

(2)
This facility contains financial covenants that require the maintenance of consolidated net worth of at least $750, a ratio of consolidated debt to total capitalization of no more than 55.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company's consolidated net worth, consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, were $2,754, 11.7 percent and 0.0 percent, respectively, at December 31, 2013.

(3)	There were no outstanding borrowings under this facility, which had a total commitment of 20 billion Korean Won ($19), at December 31, 2013.

(4)
Sigma-Aldrich Japan GK has two credit facilities having a total commitment of 2 billion Japanese Yen ($19), with one facility due April 30, 2014 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at December 31, 2013.

(5)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at December 31, 2013.
The Company has provided guarantees with respect to certain subsidiaries for any outstanding borrowings from the European revolving credit facility and the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At December 31, 2013, there were no existing events of default that would require the Company to honor these guarantees.
As of December 31, 2013, the Company had sufficient net worth to allow for borrowing the full capacity under each facility without any restriction related to compliance with the respective financial debt covenants.

NOTE 8: Long-Term Debt
Long-term debt consists of the following at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Senior notes, due November 1, 2020 (1)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has $300 of 3.375% Senior Notes due November 1, 2020. Interest on the notes is payable May 1 and November 1 of each year. The notes may be redeemed, in whole or in part at the Company's option, (i) at any time at specific redemption prices plus accrued interest or (ii) three months prior to the maturity date at a redemption price equal to 100% percent of the principal amount plus accrued interest.

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $9, $8 and $13 in 2013, 2012 and 2011, respectively.
The fair value of long-term debt was approximately $298 and $315 at December 31, 2013 and 2012, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.
NOTE 9: Financial Derivatives and Risk Management
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedges to help mitigate this risk. These derivative instruments are comprised of foreign currency forward exchange contracts, which are classified within Level 2 of the fair value hierarchy as their fair value is determined by using foreign currency market spot rates and forward points observable at commonly quoted intervals. The Company does not enter into foreign currency contracts for speculative trading purposes.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's net sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. In the third quarter of 2012, the Company implemented a program to utilize foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases.
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for the years ended December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company had a notional principal amount of $298 and $254, respectively, in foreign currency forward exchange contracts outstanding.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at December 31, 2013 and 2012:

		Years ended December 31,
Item	Reporting Location	2013	2012
Forward exchange contracts asset derivative	Other current assets	$5	$6
Forward exchange contracts liability derivative	Other current liabilities	6	3
Gain recognized in AOCI, net	AOCI	2	3

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income for the years ended December 31, 2013 and 2012, net of immaterial tax effects.

		Years ended December 31,
Item	Reporting Location	2013	2012
Gain recognized in OCI, net	OCI	$4	$3
Gain reclassified from AOCI into net income	Costs of products and services sold	5	—

As of December 31, 2013, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next 12 months, the Company expects an immaterial amount of unrealized gains included in AOCI, based on their valuation as of December 31, 2013, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Derivatives Not Designated As Hedging Instruments

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of December 31, 2013, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated financial statements as of and for the years ended December 31, 2013 and 2012. The notional amount of open foreign currency forward exchange contracts at December 31, 2013 and 2012 was $199 and $196, respectively.

NOTE 10: Lease Commitments
The Company and its subsidiaries lease manufacturing, office and warehouse facilities and computer equipment under non-cancelable operating leases expiring at various dates. Rent expense was $43, $42 and $41 in 2013, 2012, and 2011, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2013, are as follows:

2014	$32
2015	25
2016	19
2017	17
2018	15
2019 and thereafter	18
NOTE 11: Restructuring and Other Charges

	2013	2012	2011
Restructuring costs	$10	$9	$8
Licensing dispute settlement	7	—	—
Costs related to mergers and acquisitions	5	5	—
Total restructuring and other charges	$22	$14	$8
Restructuring Costs
Programs Implemented During 2013

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized.
Programs Implemented During 2012
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to further reduce the Company's fixed cost structure by streamlining the sales force in Europe. Total restructuring costs associated with this plan were $4 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.
In the third quarter of 2012, the Company committed to a restructuring plan to reduce global headcount by approximately 130 employees to further reduce the Company's fixed cost structure. Total restructuring costs associated with this plan were $5 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.

Programs Implemented Prior to 2012

In the fourth quarter of 2009, the Company committed to a restructuring plan that included exit activities at five manufacturing sites in the U.S. and Europe. These exit activities impacted approximately 240 employees and were intended to reduce the Company's fixed cost structure and better align its global manufacturing and distribution footprint. Total restructuring costs associated with this plan were $41 and were incurred as follows: $8 in 2011, $24 in 2010 and $9 in 2009. As of December 31, 2011, all exit activities were complete.
Licensing Dispute Settlement
Costs of $7 were incurred during the second quarter of 2013 for the settlement of a licensing dispute associated with certain products.
Costs Related to Mergers and Acquisitions
Third party costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013. Third party costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.
NOTE 12: Income Taxes
The components of income before income taxes consist of the following for the years ended December 31:

	2013	2012	2011
United States operations	$365	$386	$438
International operations	292	269	202
Total income before taxes	$657	$655	$640
The provision for income taxes consists of the following for the years ended December 31:

	2013	2012	2011
Current:
Federal	$118	$108	$136
State and local	12	13	8
International	40	40	38
Total current	170	161	182
Deferred:
Federal	(5)	15	(6)
State and local	(3)	3	(3)
International	4	16	10
Total deferred	(4)	34	1
Provision for income taxes	$166	$195	$183

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the Company's effective tax rate are as follows for the years ended December 31:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
U.S. manufacturing deduction	(1.1)	(1.2)	(2.0)
State and local income taxes, net of federal benefit	1.0	1.7	0.8
Research and development credits	(0.6)	—	(0.6)
International tax rates	(6.8)	(5.2)	(3.5)
Tax audits and unrecognized tax positions	0.6	(0.2)	(0.8)
Tax rate and law changes	(1.4)	(0.2)	—
Other, net	(1.4)	(0.1)	(0.3)
Total effective tax rate	25.3%	29.8%	28.6%

The tax audits and unrecognized tax positions provided a net benefit in 2012 and 2011 as a result of statute of limitation expirations of open examination periods by the taxing authorities. The international taxes benefit is primarily the result of certain countries in which the Company operates having lower statutory tax rates than the U.S. statutory tax rate and for 2012 and 2011, the benefits associated with certain international restructurings. The tax rate and law changes benefit in 2013 was primarily the result of changes in the UK statutory tax rate and the retroactive extension of the 2012 U.S. R&D tax credit in 2013.

Undistributed earnings of the Company's international subsidiaries amounted to approximately $1,417 at December 31, 2013. No U.S. income taxes have been provided for these undistributed earnings as the Company intends to indefinitely reinvest these earnings abroad. If the Company were to distribute these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for international tax credits) and withholding taxes payable to various international jurisdictions. At this time, it is not practicable to determine the amount of deferred income taxes that would be payable on the unremitted international earnings of the Company, assuming such earnings were distributed.

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets/liabilities at December 31, 2013 and 2012 resulted from the following temporary differences:

	2013	2012
Deferred tax assets:
Inventories	$23	$27
Net operating loss carryforwards	9	14
Post-retirement benefits and other employee benefits	43	46
Pension benefits	4	20
Other	22	19
Total deferred tax assets	101	126
Valuation allowances	(4)	(5)
Net deferred tax assets	97	121
Deferred tax liabilities:
Property, plant and equipment, and intangibles	(131)	(138)
Total deferred tax liabilities	(131)	(138)
Net deferred tax assets (liabilities)	$(34)	$(17)

The net operating loss carryforwards relate to domestic and international operations. At December 31, 2013, $9 of these deferred tax assets expire between 2014 and 2033. The Company has provided valuation allowances on these deferred tax assets of approximately $4. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Deferred tax assets and liabilities in the preceding table, netted by taxing jurisdiction, are included in the following captions in the Company's consolidated balance sheets at December 31:

	2013	2012
Deferred tax assets	$31	$32
Other assets	11	17
Other accrued expenses	(2)	(2)
Deferred tax liabilities	(74)	(64)
Net deferred tax assets (liabilities)	$(34)	$(17)

Uncertain Tax Positions. The Company and its subsidiaries file income tax returns for U.S. federal and various state, local and international taxes, as applicable. The Company is no longer subject to, with limited exceptions, U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

The following table sets forth changes in the total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31:

	2013	2012	2011
Balance, beginning of year	$33	$33	$21
Tax positions related to current year:
Additions	7	4	6
Reductions	—	—	—
Tax positions related to prior years:
Additions	2	1	18
Reductions	(1)	(1)	(3)
Settlements	—	—	—
Statutes of limitation expirations	(4)	(4)	(9)
Balance, end of year	$37	$33	$33

At December 31, 2013, 2012 and 2011, respectively, there are $24, $20 and $21 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Company believes it is reasonably possible that the unrecognized tax benefits at December 31, 2013 may decrease by approximately $2 due to audit activity and statute of limitation expirations in several jurisdictions within 12 months of December 31, 2013.

The Company accrues interest, net of tax and penalties, related to unrecognized tax benefits as components of its income tax provision. The Company recognized no expense in 2013 and approximately $1 of expense and $2 of benefit in 2012 and 2011, respectively, related to interest and penalties. The Company accrued approximately $3 for payment of interest, net of tax and penalties, as of December 31, 2013 and 2012.
NOTE 13: Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
Insurance and Other Contingent Liabilities and Commitments
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment and other matters that arise in the ordinary course of business. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At December 31, 2013, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 – Notes Payable, Note 8 – Long-Term Debt, Note 10 – Lease Commitments and Note 16 – Pension and Post-retirement Benefit Plans.
NOTE 14: Common Stock
The 2003 LTIP permits the granting of incentive or nonqualified stock options as well as stock appreciation rights, performance shares, RSUs and other stock-based awards. The 2003 LTIP permits the distribution of up to 11,000,000 shares of the Company's common stock, subject to increase for any shares forfeited under other equity compensation plans after the effective date of the 2003 LTIP. Shares issued under the 2003 LTIP may be authorized and unissued shares or treasury shares. This plan permits the award of non-qualified stock options and other stock-based awards to those members of the Board of Directors who are not employees of the Company. Under the 2003 LTIP for 2012 and prior years, a non-employee Director received (i) an initial option to purchase 20,000 shares of Company common stock on the date of his or her initial election as a Director, (ii) 1,200 shares of stock granted on the first business day in January and (iii) additional awards of options to purchase 10,000 shares on the day after each annual shareholders' meeting if the non-employee Director had served on the Board for at least six months. Beginning in 2013, the Board (i) reduced the initial option grant for new Directors to two times their annual cash retainer, (ii) reduced the amount of additional option awards to an amount equal to 60 percent of a director's annual equity grant award and (iii) provided the other 40 percent in time-based RSUs, each of which vest one-third on each grant date anniversary. Incentive and nonqualified stock options may not have an option exercise price of less than the fair market value of the shares at the date of the grant. Including shares forfeited or swapped, 999,368 shares of the Company's common stock remain available for award under the 2003 LTIP at December 31, 2013.
As of December 31, 2013, the Company expects $22 of unrecognized expense related to granted, but nonvested stock-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 1.5 years.
Stock-based compensation expense is included in SG&A. The stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $22, $17 and $18, respectively. The tax benefit related to this expense was $7 for the year ended December 31, 2013 and $6 for the years ended December 31, 2012 and 2011.
Stock Options. The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model and recognizes each grant's fair value as compensation cost over the period that the option vests. Options generally become exercisable from one to three years following the grant date and expire ten years after the grant date. During the year ended December 31, 2013, the Company granted a total of 791,760 stock options under the 2003 LTIP.
The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants are as follows:

	2013	2012	2011
Expected term (years)	5.0	4.9	4.8
Expected volatility	31.86%	32.92%	30.68%
Risk-free interest rate	0.98%	0.80%	2.17%
Dividend yield	1.13%	1.11%	1.13%
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
A summary of the combined stock option activity and other data for the Company's stock option plans, including the 2003 LTIP, the Stock Option Plan of 2000 and the 1998 Directors' Non-Qualified Share Option Plans, for the year ended December 31, 2013 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2013	3,341,529	$47.03
Granted	791,760	77.34
Exercised	(788,982)	35.92
Forfeited	(38,010)	68.07
Stock Options outstanding, December 31, 2013	3,306,297	56.70	70.34 months	$123
Stock Options exercisable, December 31, 2013	2,214,272	47.83	52.89 months	$102
The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $35, $52 and $30, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $20.11, $18.67 and $17.05 per share, respectively.
Performance Shares. Performance Share awards in 2013, 2012 and 2011 were 104,545, 224,560 and 220,305 shares, respectively. A summary of the criteria for the Performance Share awards can be found in the table below.

	2013 (1)	2012	2011
Service Period	Three years	Three years	Three years
Vesting Period	Cliff vest on December 31, 2015	Cliff vest on December 31, 2014	Cliff vest December 31, 2013
Payout Range (2)	0 percent to 200 percent	0 percent to 200 percent	0 percent to 150 percent
Metrics / Performance Criteria	- 40 percent based upon the Company's yearly return on invested capital (calculated each year of the service period)	- 40 percent based upon the Company's three-year average return on equity ratio calculation	- 50 percent based upon the Company's three-year average return on equity ratio calculation
	- 40 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)	- 40 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)	- 50 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)
	- 20 percent based on the Company's total shareholder return relative to certain competitors	- 20 percent based on the Company's total shareholder return relative to certain competitors
(1) Of the 104,545 Performance Shares awarded in 2013, 30,290 were awarded on September 3, 2013 and subject to different performance criteria than those noted within the table above. These Performance Shares have a three year performance period beginning July 1, 2013 and ending June 30, 2016, with 50 percent vesting on the three-year anniversary of the award date and 50 percent vesting on the five-year anniversary of the award date. Performance is measured by the Company achieving "Cumulative Free Cash Flow" during the performance period equal to or greater than $900. For these specific awards, the Company expenses the expected cost of the awards over the respective vesting periods beginning on the grant date with half ending on the three-year anniversary of the award date and half ending on the five-year anniversary of the award date.
(2) The payout range is determined at the end of the performance period.

Subject to meeting the performance criteria, the Performance Share grants will be paid in shares of the Company's common stock. Such shares do not pay or accumulate dividends, if any, during the vesting period. The Company expenses the expected cost of the awards over the vesting period beginning on the grant date and ending on December 31 of the third subsequent fiscal year, except for those discussed in note (1) above. The expense for the entire number of Performance Shares awarded is dependent upon the probability of achieving the specific financial targets and is recorded ratably over the vesting period.
A summary of the Company's nonvested Performance Shares as of December 31, 2013, and changes during the year then ended, is reflected in the table below.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value
Nonvested Performance Shares outstanding, January 1, 2013	320,485	$67.97
Granted	104,545	75.00
Vested (1)	(136,282)	63.95
Forfeited (2)	(33,311)	67.59
Nonvested Performance Shares outstanding, December 31, 2013	255,437	72.45

(1)
Represents the entire amount of Performance Shares which vested during the year ended December 31, 2013. Of these vested Performance Shares, 510 were paid out in 2013 and the remainder were outstanding as of December 31, 2013.

(2)	Includes reductions due to employee terminations and reductions as a result of the Company not meeting certain performance targets.
The weighted average grant date fair value of Performance Shares granted during the years ended December 31, 2013, 2012 and 2011 was $75.00, $71.73 and $63.89, respectively.
Stock Awards. On January 3, 2012 and 2011, each non-employee Director received 1,200 shares of Company common stock. The 2012 and 2011 stock awards were expensed in the first quarter of 2012 and 2011, respectively, based on the fair market value of the Company's common stock at the date of grant. In 2013, the Company began granting the Directors stock options and RSUs in lieu of common stock awards.
Restricted Stock Units. The Company measures the total fair value of RSUs on the grant date using the Company's stock price at the time of the grant less the present value of the expected dividend stream during the vesting period. During the year ended December 31, 2013, the Company granted a total of 98,165 RSUs. RSUs awarded during the year have a vesting period of three years with some awards vesting one-third each year and most awards cliff vesting at the end of the three year period. The awards are expensed over their respective vesting period.
A summary of the Company's nonvested RSUs as of December 31, 2013, and changes during the year then ended, is reflected in the table below.

	Number of RSUs	Wtd. Avg. Grant Date Fair Value
Nonvested RSUs outstanding, January 1, 2013	50,000	$66.16
Granted	98,165	74.30
Vested (1)	(17,862)	66.02
Forfeited (2)	(6,527)	71.73
Nonvested RSUs outstanding, December 31, 2013	123,776	72.35

(1)	Represents the entire amount of RSUs that vested during the year ended December 31, 2013. Of the RSUs that vested, 17,862 were paid out in 2013.

(2)	Includes reductions due to employee terminations.
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $74.30, $71.45 and $61.24, respectively.

NOTE 15: Company Operations by Business Unit
The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	2013	2012	2011
Research	$1,402	$1,398	$1,427
Applied	629	598	581
SAFC	673	627	497
Total	$2,704	$2,623	$2,505
The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control, and also share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and individual/business unit objectives based on consolidated Company EPS (and for the business unit Presidents, the profitability for certain sites within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.
Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Products shipped from the U.S. to unaffiliated customer destinations outside of the U.S. are presented in the summary below:

Year	Amount	Year	Amount	Year	Amount
2013	$60	2012	$61	2011	$48
Geographic financial information is as follows:

	2013	2012	2011
Net sales to unaffiliated customers:
United States	$1,026	$987	$898
International	1,678	1,636	1,607
Total	$2,704	$2,623	$2,505
Long-lived assets at December 31:
United States	$523	$549	$506
International	357	351	319
Total	$880	$900	$825
NOTE 16: Pension and Post-retirement Benefit Plans
The Company maintains several retirement plans covering substantially all U.S. employees and employees of certain international subsidiaries. Pension benefits are generally based on years of service and compensation. The Company also maintains post-retirement medical benefit plans covering some of its U.S. employees. Benefits are subject to deductibles, co-payment provisions and coordination with benefits available under Medicare. The Company has made a determination that the prescription drug benefits it provides are actuarially equivalent to the benefits provided under the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
In the fourth quarter of 2012, the Board approved and management communicated changes to our U.S. defined benefit pension plan so that, effective December 31, 2012, the pension plan would be frozen and future retirement service benefits would no longer be accrued under the plan. The freeze of future benefit accruals resulted in a reduction of the Company's projected benefit obligation of $16. As a result of the freeze, participants under the plan are no longer accruing service-based benefits and are being treated as inactive for accounting purposes. Effective January 1, 2013, the affected employees were eligible for additional contributions under an enhanced defined contribution plan.
Effective January 1, 2014, the Swiss defined benefit plan was amended from a final pay plan to a cash balance-type plan. The change resulted in a reduction of the Company's projected benefit obligation of $11.

The following chart reconciles the funded status of the plans with amounts included in the Company's consolidated balance sheets:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Reconciliation of funded status of the plans and the amounts included in the Company's Consolidated Balance Sheets at December 31:
Change in benefit obligations
Beginning obligations	$178	$170	$299	$260	$47	$52
Service cost	—	10	9	8	1	1
Interest cost	6	7	8	9	1	2
Participant contributions	—	—	3	3	1	1
Plan amendments	—	—	(11)	—	—	—
Plan curtailments	—	(16)	—	—	—	—
Plan settlements	(7)	—	(6)	—	—	—
Benefits and expenses paid	(1)	(6)	(7)	(5)	(2)	(1)
Actuarial loss (gain)	(7)	13	(12)	16	(9)	(8)
Changes in foreign currency exchange rates	—	—	6	8	—	—
Ending obligations	$169	$178	$289	$299	$39	$47
Changes in plans assets
Beginning fair value	$158	$138	$228	$198	$—	$—
Actual return on plan assets	31	19	20	17	—	—
Employer contributions	—	7	8	8	1	—
Participant contributions	—	—	3	3	1	1
Plan settlements	(7)	—	(3)	—	—	—
Benefits and expenses paid	(1)	(6)	(7)	(5)	(2)	(1)
Changes in foreign currency exchange rates	—	—	6	7	—	—
Ending fair value	$181	$158	$255	$228	$—	$—
Reconciliation of funded status
Funded status	$12	$(20)	$(34)	$(71)	$(39)	$(47)
Net Consolidated Balance Sheet asset/(liability)	$12	$(20)	$(34)	$(71)	$(39)	$(47)

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Amounts recognized in the Company's Consolidated Balance Sheets:
Non current assets	$12	$—	$2	$—	$—	$—
Current liabilities	—	—	—	—	(2)	(3)
Pension and post-retirement benefits	—	(20)	(36)	(71)	(37)	(44)
Net amount recognized	$12	$(20)	$(34)	$(71)	$(39)	$(47)
Reconciliation of amounts recognized in the Company's Consolidated Balance Sheets
Prior service (cost) credit	$—	$—	$11	$(1)	$4	$5
Net (loss) gain	(30)	(58)	(39)	(65)	15	7
Accumulated other comprehensive (loss) income	$(30)	$(58)	$(28)	$(66)	$19	$12
Accumulated contributions in excess of (less than) net periodic benefit cost	42	38	(6)	(5)	(58)	(59)
Net amount liability recognized in statement of financial position	$12	$(20)	$(34)	$(71)	$(39)	$(47)

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Changes in plan assets and benefit obligations recognized in other comprehensive income
New prior service cost	$—	$—	$—	$(11)	$—	$—	$—	$—	$—
Net loss (gain) arising during the year	(27)	(11)	15	(21)	9	19	(8)	(8)	2
Effect of changes in foreign currency exchange rates on amounts included in AOCI	—	—	—	—	2	(1)	—	—	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service credit	—	—	—	—	—	—	1	1	1
Amortization or settlement recognition of net loss	(1)	(5)	(4)	(6)	(4)	(2)	—	—	—
Total recognized in other comprehensive loss (income)—pretax	$(28)	$(16)	$11	$(38)	$7	$16	$(7)	$(7)	$3
Total recognized in net periodic benefit cost and other comprehensive loss	$(31)	$(5)	$20	$(28)	$18	$26	$(6)	$(5)	$6
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Prior service (cost) credit	$—	$—	$—	$1	$—	$—	$1	$1	$1
Net loss	—	(1)	(5)	(1)	(4)	(4)	1	—	—
Total estimated amortization	$—	$(1)	$(5)	$—	$(4)	$(4)	$2	$1	$1

The components of the net periodic benefit costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$—	$10	$8	$9	$8	$9	$1	$1	$1
Interest cost	6	7	7	8	9	9	1	2	3
Expected return on plan assets	(11)	(11)	(11)	(11)	(10)	(10)	—	—	—
Amortization	1	5	5	4	4	2	(1)	(1)	(1)
Settlement loss	1	—	—	—	—	—	—	—	—
Net periodic benefit cost	$(3)	$11	$9	$10	$11	$10	$1	$2	$3
The rate assumptions associated with the pension and post-retirement medical benefit plans to determine benefit obligations and additional year-end information are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2013	2012	2013	2012	2013	2012
Assumptions to determine benefit obligations
Discount rate	4.45%	3.60%	3.36%	2.96%	4.80%	3.90%
Compensation rate increase	n/a	n/a	2.74%	2.59%	n/a	n/a
Measurement date	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31
Additional year-end information
Accumulated benefit obligation	$169	$178	$271	$268	n/a	n/a
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$178	$189	$206	n/a	n/a
Accumulated benefit obligation	—	178	176	183	n/a	n/a
Fair value of plan assets	—	158	153	140	n/a	n/a
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$178	$189	$299	$39	$47
Fair value of plan assets	—	158	153	228	—	—
The rate assumptions associated with the pension and post-retirement medical benefit plans to determine periodic pension costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.60%	4.35%	5.05%	2.96%	3.52%	3.69%	3.90%	4.50%	5.25%
Expected rate of return on plan assets	7.75%	8.25%	8.25%	4.87%	4.98%	4.85%	n/a	n/a	n/a
Compensation rate increase	n/a	3.55%	3.55%	2.59%	2.95%	3.05%	n/a	n/a	n/a

The expected employer contributions and benefit payments are shown in the following table for the pension and post-retirement medical benefit plans:

		Pension Plans		Post-Retirement Medical Benefit Plans(1)	Expected Medicare Subsidy Receipts
Cash Flows	Year	United States	International
Expected employer contributions	2014	$—	$6	$2	n/a
Expected benefit payments for year ending December 31st	2014	13	6	2	—
	2015	13	6	2	—
	2016	13	8	2	—
	2017	13	7	3	—
	2018	13	8	3	—
	Next 5 years	58	48	13	2

(1)	Expected payments for Post-Retirement Medical Benefit Plans are shown net of the expected Medicare subsidy receipts.
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
The assets of the pension plans are invested with professional asset managers to produce a diversified portfolio. The Company believes the investments are sufficiently diversified to maintain a reasonable level of risk without unduly sacrificing return. Target asset allocations and weighted average asset allocations at December 31, 2013 are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plan	International Plans	U.S. Plan	International Plans
Equity Securities	57–93%	38–50%	75%	45%
Real Estate	—	6–12%	—	10%
Debt Securities	10–40%	36–57%	25%	41%
Other	0–5%	0–10%	—	4%

Fair Value Measurements at December 31, 2013

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Real estate	$—	$22	$22
Common/collective trust funds — equity	—	260	260
Common/collective trust funds — government debt	—	18	18
Common/collective trust funds — Corporate and other non-government debt	—	126	126
Common/collective trust funds — real estate	—	1	1
Cash and cash equivalents	5	4	9
Total	$5	$431	$436

Fair Value Measurements at December 31, 2012

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Corporate stocks — common	$8	$—	$8
Government debt	8	—	8
Corporate and other non-government debt	16	—	16
Real estate	—	22	22
Common/collective trust funds — equity	—	223	223
Common/collective trust funds — government debt	—	12	12
Common/collective trust funds — Corporate and other non-government debt	—	88	88
Cash and cash equivalents	4	—	4
Other	—	5	5
Total	$36	$350	$386

(1)	Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations.

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
The trustee has engaged an investment manager for the U.S. pension plan that has the responsibility of selecting investment fund managers with demonstrated experience and expertise, and funds with demonstrated historical performance meeting the pension plan's investment guidelines.
The UK pension plan's overall investment strategy is to hold a mix of approximately 70 percent of investments in equities (42 percent UK equities and 28 percent non-UK equities) and 30 percent in bonds. Equities are managed in passive and managed funds. Bond funds contain government and investment grade bonds. A small portion of investments are held in insured annuities.

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
Post-Retirement Medical Benefit Plans. For purposes of selecting a discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Above Mean Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. Medical costs were assumed to increase at an annual rate of 7.69 percent in 2013, decreasing ratably to a growth rate of 4.5 percent in 2030 and remaining at 4.5 percent per year thereafter. The effects of a one-percentage point increase or decrease in the assumed health care cost trend rates on the aggregate service and interest cost components and on the post-retirement benefit obligations are not material to the Company's consolidated financial statements. Benefits are funded as claims are paid.

401(k) Retirement Savings Plan. The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The Company's policy is to fully fund the 401(k) plan. The cost for the 401(k) plan was $22, $11 and $9 for the years ended December 31, 2013, 2012 and 2011 respectively.
NOTE 17: Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	December 31, 2013	December 31, 2012

Other receivables	$36	$36
Prepaid expenses	22	29
Certificates of deposit	27	27
Other current assets	2	3
Total other current assets	$87	$95
Other assets
Other assets are summarized as follows:

	December 31, 2013	December 31, 2012

Other investments	$11	$16
Cash value of life insurance policies	34	29
Deferred taxes	11	17
Long term certificates of deposit	33	—
Pension and post-retirement asset	14	—
Other non-current assets	29	27
Total other assets	$132	$89
Other current liabilities
Other current liabilities are summarized as follows:

	December 31, 2013	December 31, 2012

Legal and professional	$5	$6
Pension and post-retirement liability	2	3
Freight	7	7
Other accrued expenses	63	61
Total other current liabilities	$77	$77

Other liabilities
Other liabilities are summarized as follows:

	December 31, 2013	December 31, 2012

Deferred compensation	$31	$31
Non-current income taxes	37	33
Other non-current liabilities	12	10
Total other non-current liabilities	$80	$74

NOTE 18: Earnings Per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.
A reconciliation of basic and diluted EPS, together with the related shares outstanding in millions for the years ended December 31, is as follows:

	2013	2012	2011
Net income available to common shareholders	$491	$460	$457
Weighted average shares
Basic shares	120	121	121
Effect of dilutive securities—options outstanding	1	1	2
Diluted shares	121	122	123
Net income per share—Basic	$4.09	$3.80	$3.78
Net income per share—Diluted	$4.06	$3.77	$3.72

Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the years ended December 31, 2013 and 2012, because their effect was considered to be anti-dilutive. There were no common shares excluded from the calculation of weighted average shares for the year ended December 31, 2011.
NOTE 19: Share Repurchases
At December 31, 2013 and 2012, the Company had repurchased a total of 101 million and 99 million shares, respectively, of an authorized repurchase of 110 million shares. There were 119 million shares outstanding as of December 31, 2013. The Company expects to continue to offset in whole or in part the dilutive impact of issuing share-based incentive compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount, if any, will depend on market conditions and other factors.
NOTE 20: Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the twelve months ended December 31, 2013.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance	$141	$(78)	$3	$3	$69
Other comprehensive income before reclassification	—	51	3	4	58
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(4)	6	5	7
Net current-period other comprehensive income (loss)	—	55	(3)	(1)	51
Ending balance	$141	$(23)	$—	$2	$120

The following table shows the components of AOCI for the twelve months ended December 31, 2012.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance	$118	$(88)	$—	$—	$30
Other comprehensive income before reclassification	23	4	3	3	33
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(6)	—	—	(6)
Net current-period other comprehensive income (loss)	23	10	3	3	39
Ending balance	$141	$(78)	$3	$3	$69
The following table shows the components of AOCI for the twelve months ended December 31, 2011.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Total
Beginning balance	$157	$(66)	$4	$95
Other comprehensive income (loss) before reclassification	(39)	(26)	(3)	(68)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(4)	1	(3)
Net current-period other comprehensive income (loss)	(39)	(22)	(4)	(65)
Ending balance	$118	$(88)	$—	$30
During 2013, amounts reclassified from AOCI include gains of $5 into cost of products and services sold and gains of $2 into SG&A. During 2012 and 2011, amounts reclassified from AOCI include losses of $6 and $3 into SG&A, respectively. These adjustments are net of immaterial tax effects.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sigma-Aldrich Corporation:
We have audited the accompanying consolidated balance sheets of Sigma-Aldrich Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma-Aldrich Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
St. Louis, Missouri
February 6, 2014

Selected Quarterly Financial Data (Unaudited):
The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2013 and 2012. Year-to-date EPS amounts may be different than the sum of the applicable quarters due to differences in weighted average shares outstanding for the respective periods.

	2013 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Net sales	$675	$681	$664	$684
Gross profit	344	341	334	342
Net income	122	119	119	131
Net income per share—Basic	1.02	0.99	0.99	1.09
Net income per share—Diluted	1.01	0.98	0.98	1.08

Amounts impacting comparability include pretax third party costs related to merger and acquisition activity of $5 for the quarter ended June 30, 2013, pretax licensing dispute settlement costs of $7 for the quarter ended June 30, 2013 and pretax restructuring charges of $10 for the quarter ended September 30, 2013.

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
Controls and Procedures
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.
Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a–15(f)). Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992). Management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information under the captions "Board of Directors Nominees, Qualifications and Diversity," "Shareholder Proposals" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2014 Proxy Statement, which will be filed within 120 days after December 31, 2013, is incorporated herein by reference. For information with respect to executive officers of the Company, see "Executive Officers of the Registrant" included in Item 1- Business of Part I of this Report.
Audit Committee and Audit Committee Financial Expert
Information under the caption "Directors Meetings and Committees—Audit Committee" of the 2014 Proxy Statement is incorporated herein by reference.
Code of Ethics
Information under the caption "Related Party Disclosure" of the 2014 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.
Information under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Information Concerning Executive Compensation" of the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the captions "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" and "Equity Compensation Plan Information" of the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information under the captions "Board of Directors Nominees, Qualifications and Diversity" and "Related Party Disclosure" of the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
Information under the caption "Audit Firm Fee Summary" of the 2014 Proxy Statement is incorporated herein by reference.

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
SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	February 6, 2014
	Michael F. Kanan, Vice President and Corporate Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Rakesh Sachdev	February 6, 2014
	Rakesh Sachdev, President, Chief Executive Officer and Director (Principal Executive Officer)	Date

By	/s/ Jan A. Bertsch	February 6, 2014
	Jan A. Bertsch, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ Michael F. Kanan	February 6, 2014
	Michael F. Kanan, Vice President and Corporate Controller (Principal Accounting Officer)	Date

By	/s/ Rebecca M. Bergman	February 6, 2014
	Rebecca M. Bergman, Director	Date

By	/s/ George M. Church	February 6, 2014
	George M. Church, Director	Date

By	/s/ Michael L. Marberry	February 6, 2014
	Michael L. Marberry, Director	Date

By	/s/ W. Lee McCollum	February 6, 2014
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 6, 2014
	Avi M. Nash, Director	Date

By	/s/ Steven M. Paul	February 6, 2014
	Steven M. Paul, Director	Date

By	/s/ J. Pedro Reinhard	February 6, 2014
	J. Pedro Reinhard, Director	Date

By	/s/ D. Dean Spatz	February 6, 2014
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 6, 2014
	Barrett A. Toan, Chairman and Director	Date

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated January 8, 2012, by and among Sigma-Aldrich Corporation, Sigma-Aldrich Holding LLC, Sigma-Aldrich Acquisition LLC, BioReliance Holdings, Inc., and Avista Capital Partners GP, LLC		8-K		2.1	01/09/12
3.1	Certificate of Incorporation, as amended		10-K	12/31/11	3.1	02/13/12
3.2	Sigma-Aldrich Corporation By-Laws, as amended		10-Q	06/30/12	3.2	07/24/12
4.1	Indenture dated October 28, 2010, between Sigma-Aldrich Corporation and Deutsche Bank Trust Company Americas, as trustee		8-K		4.1	10/28/10
4.2	Form of Global Note representing the 3.375% Notes due November 1, 2020, dated as of October 28, 2010, between Sigma- Aldrich Corporation and Deutsche Bank Trust Company Americas, as Trustee		8-K		4.2	10/28/10
10.1	Form of Change in Control Agreement for Named Executive Officer (similar agreements also exist for certain executive officers)*		8-K		10(b)	11/16/10
10.2	Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		Def. Proxy		Appendix A	03/14/11
10.3	Form of Performance Share Award Agreement, issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(a)	02/14/11
10.4	Form of Incentive Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(b)	02/14/11
10.5	Form of Non-Qualified Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(c)	02/14/11
10.6	Form of Restricted Stock Unit Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(a)	02/23/11
10.7	Sigma-Aldrich Corporation Cash Bonus Plan*		8-K		10.1	05/06/10
10.8	Form of Performance Share Award Agreement (revised), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/12	10.1	04/24/12
10.9	Form of Restricted Stock Unit Agreement (annual grant), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/13	10.1	04/25/13
10.10	Form of Performance Share Award Agreement (revised to replace ROE with ROIC as performance metric), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/13	10.2	04/25/13
10.11	Executive Employment Agreement dated as of February 14, 2011, by and between Sigma-Aldrich Corporation and Rakesh Sachdev *		8-K		10(a)	02/14/11
10.12	Amended and Restated Executive Employment Agreement, dated as of September 3, 2013, by and between Sigma-Aldrich Corporation and Rakesh Sachdev*		10-Q	09/30/13	10.1	10/22/13
10.13	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Five-Year Vest), dated as of September 3, 2013*		10-Q	09/30/13	10.2	10/22/13

10.14	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Three-Year Vest), dated as of September 3, 2013*		10-Q	09/30/13	10.3	10/22/13
10.15	Non-Qualified Stock Option Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, dated as of September 3, 2013*		10-Q	09/30/13	10.4	10/22/13
10.16	Description of Material Compensatory Arrangements Contained in Offer Letter Between Sigma-Aldrich Corporation and Jan A. Bertsch*		10-Q	03/31/12	10.2	04/24/12
10.17	Form of Indemnification Agreement (similar agreements also exist for certain executive officers)*		8-K		10(a)	11/16/10
10.18	European Revolving Credit Facility Agreement and Form due March 13, 2014, dated March 13, 2007, between Sigma-Aldrich Corporation and a syndicate of banks		8-K		10.1	03/14/07
10.19	Credit Agreement, dated as of May 10, 2012, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent		10-Q	06/30/12	10.1	07/24/12
10.20
Amendment No. 1 to Credit Agreement, dated as of December 2, 2013, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent
X
10.21	2005 Flexible Deferral Plan*		S-8		4.1	11/09/11
10.22	First Amendment to 2005 Flexible Deferral Plan*		S-8		4.2	11/09/11
10.23	Deferred Election Form to 2005 Flexible Deferral Plan (contained as Exhibit 1 to the plan)*		10-K	12/31/10	10(ab)	02/09/11
10.24	Supplemental Retirement Plan*		10-K	12/31/10	10(ac)	02/09/11
10.25	401(k) Restoration Plan*	X
21	Subsidiaries of Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement