Form 10-Q
period 2014-03-31
SIGMA ALDRICH CORP
filed 2014-04-24
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         March 31, 2014
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
Yes       No   X
There were 118,841,567 shares of the Company's common stock, par value $1.00 per share, outstanding on March 31, 2014.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2013
Applied	Applied Business Unit
Board	Sigma-Aldrich Corporation Board of Directors
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Operating income margin	Operating income as a percentage of sales
OCI	Other Comprehensive Income
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended March 31, 2014
Research	Research Business Unit
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative Expense
Total Americas	Total Americas Region consisting of North and Latin America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended March 31,
	2014	2013
Sales	$689	$675
Cost of products and services sold	338	331
Gross profit	351	344
Selling, general and administrative expenses	160	161
Research and development expenses	16	17
Restructuring charges	1	—
Operating income	174	166
Interest, net	1	1
Income before income taxes	173	165
Provision for income taxes	47	43
Net income	$126	$122

Net income per share - Basic	$1.06	$1.02
Net income per share - Diluted	$1.05	$1.01
Weighted average number of shares outstanding - Basic	119	120
Weighted average number of shares outstanding - Diluted	120	121
Dividends per share	$0.23	$0.22
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended March 31,
	2014	2013
Net income	$126	$122
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	6	(55)
Pension and post retirement, net	18	2
Unrealized gain/(loss) on securities, net	—	2
Unrealized gain/(loss) on forward exchange contracts, net	(2)	11
Total other comprehensive income/(loss)	22	(40)
Comprehensive income	$148	$82
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$727	$722
Accounts receivable	415	382
Inventories	705	699
Deferred taxes	33	31
Other	86	87
Total current assets	1,966	1,921

Property, plant and equipment	2,119	2,098
Less - accumulated depreciation	(1,311)	(1,292)
Property, plant and equipment, net	808	806
Goodwill	693	691
Intangibles, net	249	255
Other	137	132
Total assets	$3,853	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$32	$65
Accounts payable	167	152
Payroll	57	64
Income taxes	56	25
Other	82	77
Total current liabilities	394	383
Long-term debt	300	300
Pension and post-retirement benefits	56	73
Deferred taxes	72	74
Other	84	80
Total liabilities	906	910
Stockholders' equity:
Common stock, $1.00 par value; 300 million shares authorized; 202 million shares issued at March 31, 2014 and December 31, 2013; 119 million shares outstanding at March 31, 2014 and December 31, 2013	202	202
Capital in excess of par value	339	322
Common stock in treasury, at cost, 83 million shares at March 31, 2014 and December 31, 2013	(2,493)	(2,407)
Retained earnings	4,757	4,658
Accumulated other comprehensive income	142	120
Total stockholders' equity	2,947	2,895
Total liabilities and stockholders' equity	$3,853	$3,805
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$126	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	35
Deferred income taxes	(4)	6
Stock-based compensation expense	8	8
Other	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(32)	(51)
Inventories	(5)	4
Accounts payable	15	(4)
Income taxes	34	21
Other, net	(2)	15
Net cash provided by operating activities	172	154
Cash flows from investing activities:
Capital expenditures	(29)	(25)
Purchases of investments	(2)	(51)
Proceeds from sales of investments	3	20
Other, net	(2)	(3)
Net cash (used in) investing activities	(30)	(59)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(33)	(294)
Dividends	(27)	(26)
Share repurchases	(85)	(27)
Proceeds from exercise of stock options	8	10
Other, net	(1)	3
Net cash (used in) financing activities	(138)	(334)
Effect of foreign currency exchange rate changes on cash	1	(14)
Net change in cash and cash equivalents	5	(253)
Cash and cash equivalents at January 1	722	724
Cash and cash equivalents at March 31	$727	$471
Supplemental disclosures of cash flow information:
Income taxes paid	$13	$12
Interest paid, net of capitalized interest	$(1)	$—
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Notes to Consolidated Financial Statements (Unaudited)
($ in Millions, Except Share and Per Share Data)

(1) Basis of Presentation
Sigma-Aldrich Corporation, headquartered in St. Louis, Missouri, is a leading Life Science and Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
(2) Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.
(3) Inventories
The principal categories of inventories are:

	March 31, 2014	December 31, 2013
Finished goods	$570	$575
Work in process	30	27
Raw materials	105	97
Total	$705	$699

(4) Intangible Assets
The Company's amortizable and unamortizable intangible assets at March 31, 2014 and December 31, 2013 were as follows:

	Cost		Accumulated Amortization
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Amortizable intangible assets:
Patents	$15	$14	$10	$9
Licenses	48	48	23	22
Customer relationships	254	254	81	77
Technical knowledge	48	48	20	19
Other	29	29	23	23
Total amortizable intangible assets	$394	$393	$157	$150
Unamortizable intangible assets:
Goodwill	$719	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$739	$737	$34	$34
The Company recorded amortization expense related to amortizable intangible assets of $6 and $7 for the three months ended March 31, 2014 and 2013, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $21 to $24 from 2014 through 2018.
The change in net goodwill for the three months ended March 31, 2014 is as follows:

Balance at December 31, 2013	$691
Impact of foreign currency exchange rates	2
Balance at March 31, 2014	$693

(5) Debt
Notes payable and long-term debt consisted of the following:

	March 31, 2014		December 31, 2013
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$32	0.1%	$65	0.1%
Sigma-Aldrich Korea Limited credit facility, due June 30, 2014 (2)	—	—	—	—
Sigma-Aldrich Japan GK credit facilities (3)	—	—	—	—
Other short-term credit facilities (4)	—	—	—	—
Total notes payable	$32	0.1%	$65	0.1%
Long-term debt
Senior notes, due November 1, 2020 (5)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company's commercial paper program. The facility matures on May 10, 2018. At March 31, 2014 and December 31, 2013, the Company did not have any borrowings outstanding under the facility. However, the amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 10.6 percent and 0.0 percent, respectively, at March 31, 2014.

(2)	There were no outstanding borrowings under this facility, which had a total commitment of 20 billion Korean Won ($19), at March 31, 2014.

(3)
Sigma-Aldrich Japan GK has two credit facilities with a total commitment of 2 billion Japanese Yen ($19), with one facility expiring April 30, 2014 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at March 31, 2014.

(4)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at March 31, 2014.

(5)
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

The Company has provided guarantees to certain subsidiaries for any outstanding borrowings from the short-term credit facilities of the wholly-owned Korean and Japanese subsidiaries. At March 31, 2014, there were no existing events of default that would require the Company to honor these guarantees.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 for each of the three months ended March 31, 2014 and March 31, 2013.
The fair value of long-term debt was approximately $308 and $298 at March 31, 2014 and December 31, 2013, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.

(6) Financial Derivatives and Risk Management
The Company conducts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses derivative instruments designated as cash flow hedges and net investment hedges, as well as derivative instruments that are not designated as hedging instruments to mitigate this risk. These derivative instruments are primarily comprised of foreign currency forward exchange contracts, and are classified within Level 2 of the fair value hierarchy for which fair value is determined by using foreign currency market spot rates and forward points observable at commonly quoted intervals. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while over 60 percent of the Company's sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. The Company uses foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases.
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three months ended March 31, 2014 and 2013. At March 31, 2014 and December 31, 2013, the Company had outstanding notional principal amounts of $379 and $298, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at March 31, 2014 and December 31, 2013:

Item	Reporting Location	March 31, 2014	December 31, 2013

Forward exchange contracts asset derivative	Other current assets	$4	$5
Forward exchange contracts liability derivative	Other current liabilities	5	6
Gain recognized in AOCI, net	AOCI	—	2

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three months ended March 31, 2014 and March 31, 2013, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Gain/(Loss) recognized in OCI, net	OCI	$(1)	$11
Gain reclassified from AOCI into net income	Costs of products and services sold	1	—

As of March 31, 2014, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects an immaterial amount of unrealized gains included in AOCI, based on the value of these contracts as of March 31, 2014, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Net Investment Hedges

The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. In the first quarter of 2014, the Company entered into foreign currency forward exchange contracts with third party banks to hedge certain net assets denominated in the Euro and Swiss Franc.

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three months ended March 31, 2014 and March 31, 2013. At March 31, 2014 and December 31, 2013, the Company had outstanding notional principal amounts of $213 and $0, respectively, in foreign currency forward exchange contracts associated with net investment hedging transactions.
The impact of these contracts, including their fair value, was not material to the consolidated balance sheet at both March 31, 2014 and December 31, 2013.
Derivatives Not Designated As Hedges
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the spot rate at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of March 31, 2014, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated statement of income for both the three months ended March 31, 2014 and 2013. The impact of these contracts was not material to the consolidated balance sheet at both March 31, 2014 and December 31, 2013. The notional amount of open foreign currency forward exchange contracts for derivatives not designated as hedges at March 31, 2014 and December 31, 2013 was $216 and $199, respectively.

(7) Company Operations by Business Unit

The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Sales for the Company's business units are as follows:

	Three Months Ended March 31,
	2014	2013
Research	$359	$361
Applied	171	159
SAFC Commercial	159	155
Total	$689	$675

The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control, and also share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and individual/business unit objectives which are funded based on achievement of consolidated Company EPS (and for the business unit Presidents, allocated based on certain financial metrics within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended March 31,
	2014	2013
Sales to unaffiliated customers:
United States	$257	$256
International	432	419
Total	$689	$675

	March 31, 2014	December 31, 2013
Long-lived assets:
United States	$519	$523
United Kingdom	93	84
Other countries	273	273
Total	$885	$880

(8) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$2	$3	$—	$—
Interest cost	2	2	2	2	—	—
Expected return on plan assets	(3)	(3)	(3)	(3)	—	—
Amortization	—	1	—	1	—	—
Net periodic benefit cost	$(1)	$—	$1	$3	$—	$—
Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	March 31, 2014	December 31, 2013

Retiree medical liability	$22	$39
Pension liability	37	36
Subtotal	59	75
Less: current portion (included in other current liabilities)	(3)	(2)
Pension and post-retirement benefits liabilities	$56	$73
The U.S. defined benefit pension plan was frozen in 2012 and future retirement service benefits no longer accrue under this program. Effective January 1, 2013, the affected employees were eligible for additional Company contributions under the Company's 401(k) retirement savings plan. As a result of the freeze, participants under the plan are no longer accruing service based benefits and are being treated as inactive for accounting purposes. The Company will amortize accumulated unrecognized losses over the remaining estimated life of participants.
The Company is not required to make a contribution to the U.S. defined benefit pension plan in 2014. The Company contributed $1 to its international pension plans in the three months ended March 31, 2014. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2014.
The Swiss defined benefit plan was amended in November 2013 from a final pay plan to a cash balance plan, effective January 1, 2014. The change resulted in a reduction of the Company's projected benefit obligation of $11, which is being accreted to net income over the average future service period of participants expected to receive benefits.
In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount will be accreted to net income over the average future service period of participants expected to receive benefits.
The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the frozen defined benefit pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $6 for each of the three months ended March 31, 2014 and 2013.

(9) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	March 31, 2014	December 31, 2013

Other receivables	$35	$36
Prepaid expenses	22	22
Certificates of deposit	27	27
Other current assets	2	2
Total other current assets	$86	$87
Other assets
Other assets are summarized as follows:

	March 31, 2014	December 31, 2013

Other investments	$13	$11
Cash value of life insurance policies	36	34
Deferred taxes	11	11
Long term certificates of deposit	33	33
Pension and post-retirement asset	16	14
Other non-current assets	28	29
Total other assets	$137	$132
Other current liabilities
Other current liabilities are summarized as follows:

	March 31, 2014	December 31, 2013

Legal and professional	$5	$5
Pension and post-retirement liability	3	2
Freight	10	7
Other accrued expenses	64	63
Total other current liabilities	$82	$77

Other liabilities
Other liabilities are summarized as follows:

	March 31, 2014	December 31, 2013

Deferred compensation	$33	$31
Non-current income taxes	38	37
Other non-current liabilities	13	12
Total other non-current liabilities	$84	$80

(10) Restructuring Charges

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the three months ended March 31, 2014, $1 of the remaining $2 of restructuring costs was recognized.

(11) Earnings per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.

EPS calculations have been made using the following share information (in millions):

	Three Months Ended March 31,
	2014	2013
Weighted average shares
Basic shares	119	120
Effect of dilutive securities	1	1
Diluted shares	120	121
Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the three months ended March 31, 2014 and March 31, 2013 because their effects were antidilutive.
(12) Share Repurchases
At March 31, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of up to 110 million shares. During the three months ended March 31, 2014, the Company repurchased 900,000 shares.
(13) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended March 31, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance at December 31, 2013	$141	$(23)	$2	$120
Other comprehensive income (loss) before reclassification	6	18	(1)	23
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	—	1	1
Net current-period other comprehensive income (loss)	6	18	(2)	22
Ending balance	$147	$(5)	$—	$142

The following table shows the components of AOCI for the three months ended March 31, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges	Total
Beginning balance at December 31, 2012	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	(55)	—	3	11	(41)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(2)	1	—	(1)
Net current-period other comprehensive income (loss)	(55)	2	2	11	(40)
Ending balance	$86	$(76)	$5	$14	$29

During the three months ended March 31, 2014, amounts reclassified from AOCI included gains of $1 recognized in cost of products and services sold. During the three months ended March 31, 2013, amounts reclassified from AOCI included losses of $1 recognized in SG&A. These adjustments are net of immaterial tax effects.
(14) Contingent Liabilities and Commitments
The Company is involved in legal proceedings generally incidental to its business, as described below:
Insurance and Other Contingent Liabilities and Commitments
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment, compliance and other matters that arise in the ordinary course of business. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At March 31, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

(1)	global economic conditions and other factors affecting the creditworthiness of our customers;

(2)	changes in pricing and the competitive environment and the global demand for the Company's products;

(3)	changes in foreign currency exchange rates;

(4)	changes in research funding, including changes in funding of various government agencies (e.g. National Institute of Health), and the success of R&D activities;

(5)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units;

(6)	dependence on uninterrupted manufacturing operations and a global supply chain;

(7)	changes in the regulatory environment in which the Company operates;

(8)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 12 – Income Taxes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report;

(9)	exposure to litigation including product liability claims;

(10)	the ability to maintain adequate quality standards;

(11)	reliance on third party package delivery services;

(12)	an unanticipated increase in interest rates;

(13)	other changes in the business environment in which the Company operates;

(14)	acquisitions or divestitures of businesses; and

(15)
the outcome of the outstanding matters described in "Other Matters" below and in Note 14 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report and in Note 13 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report.

A further discussion of the Company's risk factors can be found in Part II, Item 1A of this Report and Part I, Item 1A of the Annual Report. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
Non-GAAP Financial Measures
The Company supplements its disclosures made in accordance with U.S. GAAP with certain non-GAAP financial measures. The Company does not, and does not suggest investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, U.S. GAAP financial information. These non-GAAP measures may not be consistent with the presentation by other companies in the Company's industry. Whenever the Company uses such non-GAAP measures, it provides a reconciliation of such measures to the most closely applicable GAAP measure.

With over 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company's local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, changes due to acquisitions and divestitures. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity in local currency by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of "changes in foreign currency exchange rates" or "changes in FX." While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates later in 2014 or any future period. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the large volume of our sales denominated in foreign currencies.
Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as a supplemental measure of our ability to generate cash.
Overview
Background
The Company is a leading life science and technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We believe over 1.4 million scientists and technologists use our products. We operate in 37 countries and have approximately 9,100 employees worldwide.
The Company is aligned into three market-focused business units that are defined by the customers and markets they serve: Research; Applied; and SAFC Commercial. The business units are closely interrelated in their activities, and share services such as order entry, billing, technical support, e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. A summary of our business units is as follows:

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 52 percent of the Company's sales for the three months ended March 31, 2014.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 25 percent of the Company's sales for the three months ended March 31, 2014.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 23 percent of the Company's sales for the three months ended March 31, 2014.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, global macro economic conditions and government research funding in the United States, the European Union and elsewhere do have some impact on demand for our products and services from certain customers.
Strategy

The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: To exceed our customers' expectations, we strive to offer the right selection of high quality products and services, provide superior customer service and support and consistently deliver products that meet published or agreed upon specifications when and where our customers need them. The continued enhancement of a leading e-commerce platform is a significant part of this approach.

•
Expanding Products and Services: Increasing our geographic coverage, particularly in the APAC region, pursuing new and innovative technologies and expanding our product and service offerings organically and through strategic acquisitions should help us drive continued sales and earnings growth.

•
Accelerating Operational Excellence: Through optimization of our worldwide footprint, strategic sourcing of our products and materials and driving efficiencies in our distribution networks and operating expenses, we strive to continually enhance our operating margins.

Key Business Trends and Highlights

In operating our business and monitoring our performance, we consider a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

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

•
Foreign Currency Exchange Rate Fluctuations: Since we are a multinational corporation that sells and sources products and services in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

•
Emerging Market Growth: We continue to focus our sales efforts on emerging markets given the faster growth rates in these areas. In 2012, the Company further expanded its footprint in this area with an expanded distribution center and new packaging facility in Bangalore, India and a new packaging and quality control facility in Wuxi, China.

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, have grown to 49 percent of the Company's total sales of Research and Applied products during the three months ended March 31, 2014 as compared to 47 percent during the same prior year period.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our consolidated results for the three months ended March 31, 2014 are as follows:

•
Sales were $689 for the three months ended March 31, 2014, an increase of 2 percent compared to the same prior year period. Excluding impacts from 2013 divestitures, which lowered sales by 1 percent, sales increased organically by 3 percent compared to the same prior year period.

•	Operating income margin was 25.3 percent for the three months ended March 31, 2014, compared to 24.6 percent in the same prior year period.

•
Diluted net income per share was $1.05 for the three months ended March 31, 2014, compared to $1.01 in the same prior year period. The effective tax rate was 27.2 percent for the three months ended March 31, 2014, compared to 26.1 percent for the the same prior year period.

•	Net cash provided by operating activities was $172 for the three months ended March 31, 2014, an $18 increase compared to the same prior year period.

Total debt was $332 at March 31, 2014. Debt decreased $33 since December 31, 2013 as a result of using cash to repay a portion of notes payable.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Sales	$689	$675
Cost of products and services sold	338	331
Gross profit	351	344
Selling, general and administrative expenses	160	161
Research and development expenses	16	17
Restructuring charges	1	—
Operating income	174	166
Interest, net	1	1
Income before income taxes	173	165
Provision for income taxes	47	43
Net income	$126	$122
Net income per share - Diluted	$1.05	$1.01
Sales
Sales were $689 in the three months ended March 31, 2014, up 2 percent from the same prior year period. Divestitures completed in 2013 decreased sales by $2 or 1 percent. The effect of changes in foreign currency exchange rates decreased sales by $1 or 0 percent. Excluding the impacts of divestitures and the effects of changes in foreign currency exchange rates, sales increased organically by $17 or 3 percent. Both volume and pricing contributed to organic growth.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended March 31,
	2014	2013	Change	Impact of Changes in FX	Impact from Divestitures	Organic Growth	Organic Growth %
Research	$359	$361	$(2)	$(3)	$(1)	$2	1%
Applied	171	159	12	1	—	11	7%
SAFC Commercial	159	155	4	1	(1)	4	3%
Total	$689	$675	$14	$(1)	$(2)	$17	3%

Research sales were $359 for the three months ended March 31, 2014 compared to $361 during the same prior year period. Sales increased organically by $2 or 1 percent compared to the same prior year period. The primary driver of organic growth was our "dealers as partners" program. Geographically, growth within the EMEA and APAC regions was offset by declines within the Total Americas region. Sales in the Academic and Pharma businesses of Research were also negatively impacted by inclement weather in the U.S. compared to the same period in the prior year.

Applied sales were $171 for the three months ended March 31, 2014 compared to $159 during the same prior year period. Sales increased organically by $11 or 7 percent for the three months ended March 31, 2014 compared to the same prior year period. The primary driver of growth was sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth.
SAFC Commercial sales were $159 for the three months ended March 31, 2014 compared to $155 during the same prior year period. Sales grew organically by $4 or 3 percent for the three months ended March 31, 2014 compared to the same prior year period. The organic growth was led by our Life Science Products and Services businesses and was partially offset by lower sales in our Hitech electronics business resulting from pricing declines of metal organic precursors within the LED market.

Geographically, the increase in SAFC Commercial's sales over the prior year was largely led by the Total Americas and APAC regions.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three months ended March 31, 2014 and the same prior year period were as follows:

	Three Months Ended March 31,
	2014	2013
Gross profit margin	50.9%	51.0%
Selling, general and administrative expenses	23.2%	23.9%
Research and development expenses	2.3%	2.5%
Restructuring charges	0.1%	—%
Operating income margin	25.3%	24.6%

Effective tax rate	27.2%	26.1%
Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the three months ended March 31, 2014 was 50.9% compared to 51.0% in the same prior year period.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three months ended March 31, 2014 and the same prior year period:

Three Months Ended March 31,
Gross profit margin – 2013	51.0%
Decreases to gross profit margin:
Changes in foreign currency exchange rates	(0.7)%
Sales volume/Product mix/Pricing/Other	0.4%
Divestitures	0.2%
Gross profit margin – 2014	50.9%

The decline in gross profit margin for the three months ended March 31, 2014 as compared to the same prior year period was primarily the result of unfavorable impacts from changes in foreign currency exchange rates. The overall decline in gross profit margin was almost completely offset by improvements in Sales volume/Product mix/Pricing/Other. Additionally, the divestiture of certain businesses in 2013 improved the Company's gross profit margin.

SG&A

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$160	$161
Percentage of sales	23.2%	23.9%

For the three months ended March 31, 2014, SG&A was largely unchanged from the prior year. Compared to the same prior year period, SG&A as a percentage of sales declined to 23.2% from 23.9% as a result of higher sales in the three months ended March 31, 2014.

R&D Expenses

	Three Months Ended March 31,
	2014	2013
Research and development expenses	$16	$17
Percentage of sales	2.3%	2.5%
For the three months ended March 31, 2014, R&D expenses were largely unchanged from the prior year. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales. R&D expenses as a percentage of sales have trended down slightly since 2013 as a result of management's efforts to carefully prioritize R&D spending to the most appropriate projects.

Restructuring Charges

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacts approximately 90 employees and is intended to further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. Once fully implemented, the Company expects annual pre-tax savings associated with these activities in a range from $3 to $4. During the year ended December 31, 2013, the Company recognized $10 of these restructuring costs. During the first quarter of 2014, the Company recognized $1 of the remaining $2 of restructuring costs.
Income Taxes
The Company's effective tax rate, which includes federal, state and international taxes, was 27.2 percent for the three months ended March 31, 2014 and 26.1 percent for the same prior year period. The higher effective tax rate for the first quarter of 2014 compared to the first quarter of 2013 is primarily due to the absence of the U.S. R&D Tax credit for 2014. During the first quarter of 2013, the full benefit of the U.S. R&D Tax Credit for the year ended December 31, 2012 and the three months ended March 31, 2013 was recognized as a result of the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013. The U.S. R&D Tax Credit expired effective December 31, 2013. The loss of this benefit was partially offset by increased income in foreign jurisdictions having more favorable tax rates.

The effective tax rate for full year 2014 is expected to be approximately 27 percent.

Pension and Post-retirement Benefits
In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount will be accreted to net income over the average future service period of participants expected to receive benefits.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$172	$154
Investing activities	(30)	(59)
Financing activities	(138)	(334)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2014 was $172, an increase of $18 compared to the same prior year period. This increase was largely driven by lower uses of cash for working capital of $29, particularly accounts receivable and accounts payable.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2014 decreased $29 compared to the same prior year period. This decrease was primarily related to decreased net purchases of certificates of deposits of $32.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2014 decreased $196 compared to the same prior year period. This decrease is due to the net repayment of $33 of short-term debt during the three months ended March 31, 2014 compared to a net repayment of short-term debt of $294 in the same prior year period. During the three months ended March 31, 2013, strong free cash flow enabled the Company to repay a substantial amount of its debt. Cash used for share repurchases for the three months ended March 31, 2014 increased to $85, up from $27 in the same prior year period.
Long-term debt was $300 at both March 31, 2014 and December 31, 2013. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 10.1 percent at March 31, 2014 and 11.2 percent at December 31, 2013. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At March 31, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of 110 million shares. There were 119 million shares outstanding as of March 31, 2014. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount, if any, will depend on market conditions and other factors.

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
As of March 31, 2014, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At March 31, 2014, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

The Company earns income globally. The undistributed earnings of our international subsidiaries are considered to be permanently reinvested in international jurisdictions. The Company has no immediate need or intentions to distribute any of the funds held outside of the U.S. If the Company were to remit undistributed earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for international tax credits) and withholding taxes payable to various international jurisdictions.
Contractual Obligations
At March 31, 2014, the Company had $32 of commercial paper outstanding and long-term borrowings of $300, for a total of $332, representing a decrease in all outstanding debt of $33 since December 31, 2013.
Disclosures regarding additional contractual obligations are included in Part II, Item 7 of the Annual Report and updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Other Matters
The Company is involved in legal proceedings generally incidental to its business, as described below:
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment, compliance and other matters that arise in the ordinary course of business. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At March 31, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At March 31, 2014, the Company's outstanding debt represented 10.1 percent of total book capitalization. Approximately 90 percent of the Company's outstanding debt at March 31, 2014 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2014.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.03 for the three months ended March 31, 2014, when compared to the same prior year period.
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses derivative instruments designated as cash flow and net investment hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk.

The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company's policy is to manage the foreign currency risks associated with forecasted intercompany inventory purchases and existing assets and liabilities through foreign currency forward exchange contracts.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while over 60 percent of the Company's sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other currencies. The Company uses foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases. These derivatives have been designated as cash flow hedges for accounting purposes.
Net Investment Hedges
The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. These derivatives have been designated as net investment hedges for accounting purposes.
Derivatives Not Designated As Hedging Instruments
The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

The Company continues to assess the potential impact of recent trends in the global economic environment on the availability of and its access to these contracts in the open market, as well as the ability of the counterparties to meet their obligations. While we continue to monitor the impact of uncertainties in various international locations, management does not believe that a significant risk exists of these contracts becoming unavailable in the global marketplace within the next twelve months.

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 14 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A. Risk Factors.

There have been no material changes from the risk factors included in Part I, Item 1A of the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents the information about share repurchases for the three months ended March 31, 2014:

Issuer Purchases of Equity Securities (share amounts in millions)
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
Jan 1, 2014 - Jan 31, 2014	—	—	101.1	8.9
Feb 1, 2014 - Feb 28, 2014	0.9	$94.01	102.0	8.0
Mar 1, 2014 - Mar 31, 2014	—	—	102.0	8.0
Total	0.9	$94.01	102.0	8.0
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

SIGMA-ALDRICH CORPORATION (Registrant)

April 24, 2014	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.1	Performance Share Award Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Four-Year Vest), dated as of February 10, 2014*	X
10.2	Performance Share Award Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Three-Year Vest), dated as of February 10, 2014*	X
10.3	Non-Qualified Stock Option Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, dated as of February 10, 2014*	X
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.