Form 10-Q
period 2014-06-30
SIGMA ALDRICH CORP
filed 2014-07-24
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         June 30, 2014
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
Yes       No   X
There were 118,974,827 shares of the Company's common stock, par value $1.00 per share, outstanding on June 30, 2014.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2013
Applied	Applied Business Unit
ASU	Accounting Standards Update
Board	Sigma-Aldrich Corporation Board of Directors
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Operating income margin	Operating income as a percentage of sales
OCI	Other Comprehensive Income
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2014
Research	Research Business Unit
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
SG&A	Selling, General and Administrative Expense
Total Americas	Total Americas Region consisting of North and Latin America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$701	$681	$1,390	$1,356
Cost of products and services sold	343	340	681	671
Gross profit	358	341	709	685
Selling, general and administrative expenses	157	147	317	308
Research and development expenses	16	16	32	33
Other charges	1	12	2	12
Operating income	184	166	358	332
Interest, net	—	1	1	2
Income before income taxes	184	165	357	330
Provision for income taxes	51	46	98	89
Net income	$133	$119	$259	$241

Net income per share - Basic	$1.12	$0.99	$2.18	$2.01
Net income per share - Diluted	$1.11	$0.98	$2.16	$1.99
Weighted average number of shares outstanding - Basic	119	120	119	120
Weighted average number of shares outstanding - Diluted	120	121	120	121
Dividends per share	$0.23	$0.21	$0.46	$0.43
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$133	$119	$259	$241
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	24	(17)	30	(72)
Pension and post retirement, net	(2)	—	16	2
Unrealized (loss) on securities, net	—	(4)	—	(2)
Unrealized gain/(loss) on forward exchange contracts, net	(1)	(1)	(3)	10
Total other comprehensive income/(loss)	21	(22)	43	(62)
Comprehensive income	$154	$97	$302	$179
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$810	$722
Accounts receivable	421	382
Inventories	722	699
Deferred taxes	36	31
Other	95	87
Total current assets	2,084	1,921

Property, plant and equipment	2,154	2,098
Less - accumulated depreciation	(1,339)	(1,292)
Property, plant and equipment, net	815	806
Goodwill	700	691
Intangibles, net	245	255
Other	141	132
Total assets	$3,985	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$44	$65
Accounts payable	176	152
Payroll	55	64
Income taxes	34	25
Other	83	77
Total current liabilities	392	383
Long-term debt	300	300
Pension and post-retirement benefits	56	73
Deferred taxes	66	74
Other	87	80
Total liabilities	901	910
Stockholders' equity:
Preferred stock, $1.00 par value; 10 million shares authorized at June 30, 2014, none authorized at December 31, 2013; none issued or outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $1.00 par value; 450 million shares authorized at June 30, 2014 and 300 million shares authorized at December 31, 2013; 202 million shares issued at June 30, 2014 and December 31, 2013; 119 million shares outstanding at June 30, 2014 and December 31, 2013	202	202
Capital in excess of par value	348	322
Common stock in treasury, at cost, 83 million shares at June 30, 2014 and December 31, 2013	(2,491)	(2,407)
Retained earnings	4,862	4,658
Accumulated other comprehensive income	163	120
Total stockholders' equity	3,084	2,895
Total liabilities and stockholders' equity	$3,985	$3,805
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$259	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	69
Deferred income taxes	(13)	(3)
Stock-based compensation expense	12	13
Other	(2)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(37)	(62)
Inventories	(18)	(1)
Accounts payable	23	(5)
Income taxes	12	3
Other, net	(15)	23
Net cash provided by operating activities	287	269
Cash flows from investing activities:
Capital expenditures	(55)	(49)
Purchases of investments	(6)	(75)
Proceeds from sales of investments	5	44
Proceeds from sale of net assets	—	9
Other, net	(2)	(1)
Net cash (used in) investing activities	(58)	(72)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(21)	(254)
Dividends	(55)	(52)
Share repurchases	(85)	(56)
Proceeds from exercise of stock options	14	19
Other, net	1	5
Net cash (used in) financing activities	(146)	(338)
Effect of foreign currency exchange rate changes on cash	5	(21)
Net change in cash and cash equivalents	88	(162)
Cash and cash equivalents at January 1	722	724
Cash and cash equivalents at June 30	$810	$562
Supplemental disclosures of cash flow information:
Income taxes paid	$93	$84
Interest paid, net of capitalized interest	$4	$5
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
(2) New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company has not yet selected a transition method nor has it determined the effect, if any, of the standard on its ongoing financial condition and results of operations.
(3) Inventories
The principal categories of inventories are:

	June 30, 2014	December 31, 2013
Finished goods	$585	$575
Work in process	32	27
Raw materials	105	97
Total	$722	$699

(4) Intangible Assets
The Company's amortizable and unamortizable intangible assets at June 30, 2014 and December 31, 2013 were as follows:

	Cost		Accumulated Amortization
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Amortizable intangible assets:
Patents	$15	$14	$10	$9
Licenses	48	48	24	22
Customer relationships	256	254	85	77
Technical knowledge	49	48	21	19
Other	29	29	24	23
Total amortizable intangible assets	$397	$393	$164	$150
Unamortizable intangible assets:
Goodwill	$726	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$746	$737	$34	$34
The Company recorded amortization expense related to amortizable intangible assets of $6 and $7 for the three months ended June 30, 2014 and 2013, respectively. The Company recorded amortization expense related to amortizable intangible assets of $12 and $14 for the six months ended June 30, 2014 and 2013, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $22 to $25 from 2014 through 2018.
The change in net goodwill for the six months ended June 30, 2014 is as follows:

Balance at December 31, 2013	$691
Impact of foreign currency exchange rates	9
Balance at June 30, 2014	$700

(5) Debt
Notes payable and long-term debt consisted of the following:

	June 30, 2014		December 31, 2013
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$44	0.1%	$65	0.1%
Sigma-Aldrich Japan GK credit facilities (2)	—	—	—	—
Other short-term credit facilities (3)	—	—	—	—
Total notes payable	$44	0.1%	$65	0.1%
Long-term debt
Senior notes, due November 1, 2020 (4)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company's commercial paper program. The facility matures on May 10, 2018. At June 30, 2014 and December 31, 2013, the Company did not have any borrowings outstanding under the facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 10.6 percent and 0.0 percent, respectively, at June 30, 2014.

(2)
Sigma-Aldrich Japan GK has two credit facilities with a total commitment of 2 billion Japanese Yen ($20), with one facility expiring April 30, 2015 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at June 30, 2014.

(3)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at June 30, 2014.

(4)
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

The Company has provided a guarantee for any outstanding borrowings from one of the short-term credit facilities of the wholly-owned Japanese subsidiary. At June 30, 2014, there were no existing events of default that would require the Company to honor this guarantee.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 for each of the three months ended June 30, 2014 and 2013. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $4 and $5 for the six months ended June 30, 2014 and 2013, respectively.
The fair value of long-term debt was approximately $311 and $298 at June 30, 2014 and December 31, 2013, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the remaining life of the debt and current market interest rates.
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
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. The Company uses foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases.
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and six month periods ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, the Company had outstanding notional principal amounts of $366 and $298, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at June 30, 2014 and December 31, 2013:

Item	Reporting Location	June 30, 2014	December 31, 2013

Forward exchange contracts asset derivative	Other current assets	$3	$5
Forward exchange contracts liability derivative	Other current liabilities	4	6
Gain/(loss) recognized in AOCI, net	AOCI	(1)	2

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three and six months ended June 30, 2014 and 2013, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

(Loss) recognized in OCI, net	OCI	$(2)	$(1)
Gain/(loss) reclassified from AOCI into net income	Costs of products and services sold	(1)	2

Item	Reporting Location	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Gain/(loss) recognized in OCI, net	OCI	$(3)	$10
Gain reclassified from AOCI into net income	Costs of products and services sold	—	2

As of June 30, 2014, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects $2 of unrealized losses included in AOCI, based on the value of these contracts as of June 30, 2014, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Net Investment Hedges

The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. During the first half of 2014, the Company has entered into foreign currency forward exchange contracts with third party banks to hedge certain net assets denominated in the Euro and Swiss Franc.

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and six months ended June 30, 2014 and 2013. At June 30, 2014 and December 31, 2013, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.

Derivatives Not Designated As Hedges

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the fair value at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of June 30, 2014, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated statement of income for both the three and six months ended June 30, 2014 and 2013. The notional amount of open foreign currency forward exchange contracts for derivatives not designated as hedges at June 30, 2014 and December 31, 2013 was $210 and $199, respectively. The fair value of these contracts was not material at either date.

(7) Company Operations by Business Unit

The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Sales for the Company's business units are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research	$357	$353	$716	$714
Applied	172	160	343	319
SAFC Commercial	172	168	331	323
Total	$701	$681	$1,390	$1,356

The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on aconsolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control, and also share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which a portion of their incentive compensation paid is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and individual/business unit objectives which are funded based on achievement of consolidated adjusted Company EPS (and for the business unit Presidents, allocated based on achievement of certain financial metrics within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales to unaffiliated customers:
United States	$262	$261	$519	$517
International	439	420	871	839
Total	$701	$681	$1,390	$1,356

	June 30, 2014	December 31, 2013
Long-lived assets:
United States	$521	$523
United Kingdom	100	84
Other countries	272	273
Total	$893	$880

(8) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended June 30, 2014 and 2013 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$2	$2	$—	$1
Interest cost	2	1	2	3	—	1
Expected return on plan assets	(4)	(3)	(3)	(3)	—	—
Amortization	—	—	—	1	(2)	(1)
Settlement Loss Recognized	1	—	—	—	—	—
Net periodic benefit cost	$(1)	$(2)	$1	$3	$(2)	$1
The components of net periodic benefit cost for the six months ended June 30, 2014 and 2013 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$4	$5	$—	$1
Interest cost	4	3	4	5	—	1
Expected return on plan assets	(7)	(6)	(6)	(6)	—	—
Amortization	—	1	—	2	(2)	(1)
Settlement Loss Recognized	1	—	—	—	—	—
Net periodic benefit cost	$(2)	$(2)	$2	$6	$(2)	$1
Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	June 30, 2014	December 31, 2013

Retiree medical liability	$22	$39
Pension liability	37	36
Subtotal	59	75
Less: current portion (included in other current liabilities)	(3)	(2)
Pension and post-retirement benefits liabilities	$56	$73
The U.S. defined benefit pension plan was frozen in 2012 and as a result, future retirement service costs are no longer being recorded. Further, as a result of the freeze, the Company will amortize accumulated unrecognized losses over the remaining estimated life of participants. Effective January 1, 2013, the affected employees were eligible for additional Company contributions under the Company's 401(k) retirement savings plan.
The Company is not required to make a contribution to the U.S. defined benefit pension plan in 2014. The Company contributed $2 to its international pension plans in the six months ended June 30, 2014. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2014.
The Swiss defined benefit pension plan was amended in November 2013 from a final pay plan to a cash balance plan, effective January 1, 2014. The change resulted in a reduction of the Company's projected benefit obligation of $11, which is being accreted to operating income over the average future service period of participants expected to receive benefits.
In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount will be accreted to operating income over the average future service period of participants expected to receive benefits.

The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the frozen defined benefit pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $6 and $5 for the three months ended June 30, 2014 and 2013, respectively, and $12 for the six months ended June 30, 2014 and 2013, respectively.
(9) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	June 30, 2014	December 31, 2013

Other receivables	$41	$36
Prepaid expenses	22	22
Certificates of deposit	28	27
Other current assets	4	2
Total other current assets	$95	$87
Other assets
Other assets are summarized as follows:

	June 30, 2014	December 31, 2013

Other investments	$13	$11
Cash value of life insurance policies	37	34
Deferred taxes	13	11
Long term certificates of deposit	33	33
Pension and post-retirement asset	17	14
Other non-current assets	28	29
Total other assets	$141	$132
Other current liabilities
Other current liabilities are summarized as follows:

	June 30, 2014	December 31, 2013

Legal and professional	$5	$5
Pension and post-retirement liability	3	2
Freight	9	7
Other accrued expenses	66	63
Total other current liabilities	$83	$77

Other liabilities
Other liabilities are summarized as follows:

	June 30, 2014	December 31, 2013

Deferred compensation	$35	$31
Non-current income taxes	40	37
Other non-current liabilities	12	12
Total other non-current liabilities	$87	$80

(10) Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring costs	$1	$—	$2	$—
Licensing dispute settlement	—	7	—	7
Costs related to mergers and acquisitions	—	5	—	5
Total other charges	$1	$12	$2	$12
Restructuring Costs

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the six months ended June 30, 2014, the remaining $2 of restructuring costs were recognized.
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

EPS calculations have been made using the following share information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares
Basic shares	119	120	119	120
Effect of dilutive securities	1	1	1	1
Diluted shares	120	121	120	121
There were no potential common shares excluded from the calculation of diluted weighted average shares for the three months ended June 30, 2014. Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the six months ended June 30, 2014 and for the three and six months ended June 30, 2013 because their effects were antidilutive.

(12) Share Repurchases
At June 30, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of up to 110 million shares.
(13) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended June 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: March 31, 2014	$147	$(5)	$—	$—	$142
Other comprehensive income (loss) before reclassification	24	(1)	—	(2)	21
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	1	—	(1)	—
Net current-period other comprehensive income (loss)	24	(2)	—	(1)	21
Ending balance: June 30, 2014	$171	$(7)	$—	$(1)	$163
The following table shows the components of AOCI for the six months ended June 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net		Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance: December 31, 2013	$141	$(23)		$—	$2	$120
Other comprehensive income (loss) before reclassification	30	17	(1)	—	(3)	44
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	1		—	—	1
Net current-period other comprehensive income (loss)	30	16		—	(3)	43
Ending balance: June 30, 2014	$171	$(7)		$—	$(1)	$163
(1) In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount will be accreted to operating income over the average future service period of participants expected to receive benefits.
The following table shows the components of AOCI for the three months ended June 30, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: March 31, 2013	$86	$(76)	$5	$14	$29
Other comprehensive income (loss) before reclassification	(17)	—	(1)	1	(17)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	—	3	2	5
Net current-period other comprehensive income (loss)	(17)	—	(4)	(1)	(22)
Ending balance: June 30, 2013	$69	$(76)	$1	$13	$7

The following table shows the components of AOCI for the six months ended June 30, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance: December 31, 2012	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	(72)	—	2	12	(58)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(2)	4	2	4
Net current-period other comprehensive income (loss)	(72)	2	(2)	10	(62)
Ending balance: June 30, 2013	$69	$(76)	$1	$13	$7
During the three months ended June 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A and a loss of $1 recognized into cost of products and services sold. During the six months ended June 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A. During the three months ended June 30, 2013, amounts reclassified from AOCI included gains of $3 recognized into SG&A and gains of $2 recognized in cost of products and services sold. During the six months ended June 30, 2013, amounts reclassified from AOCI included gains of $2 recognized into SG&A and gains of $2 recognized in cost of products and services sold. These adjustments are net of immaterial tax effects.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At June 30, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

(15) Subsequent Event

In July 2014, the Company committed to and communicated to impacted employees, an upcoming facility consolidation in Europe. This consolidation is expected to impact approximately 80 employees and result in employee termination costs of approximately $4 and potential asset disposal costs of up to $12. The Company anticipates commencement of closure activities in the second half of 2014, and continues to work to align its present supply chain with its long term strategy.

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

(15)	the amount of restructuring charges, if any, and

(16)
the outcome of the outstanding matters described in "Other Matters" below and in Note 14 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report and in Note 13 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report.

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

With approximately 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted sales growth, and believes it is useful to investors, to judge the Company's local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, changes due to acquisitions and divestitures. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity in local currency by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of "changes in foreign currency exchange rates" or "changes in FX." While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates later in 2014 or any future period. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the large volume of our sales denominated in foreign currencies.
Management also uses free cash flow, a non-GAAP measure, to judge its performance and ability to pursue opportunities that enhance shareholder value. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes this non-GAAP information is useful to investors as a supplemental measure of how much cash the company generates.
Overview
Background
The Company is a leading life science and technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We believe over 1.4 million scientists and technologists use our products. We operate in 37 countries and have more than 9,000 employees worldwide.
The Company is aligned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The business units are closely interrelated in their activities and share services such as order entry, billing, technical support, e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. A summary of our business units is as follows:

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 52 percent of the Company's sales for the six months ended June 30, 2014.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 24 percent of the Company's sales for the six months ended June 30, 2014.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 24 percent of the Company's sales for the six months ended June 30, 2014.

The Company has a broad customer base of commercial laboratories, pharmaceutical companies, industrial companies, universities, diagnostics companies, biotechnology companies, electronics companies, hospitals, governmental institutions and non-profit organizations located in the United States and internationally. The Company would not be significantly impacted by the loss of any one customer. However, global macro economic conditions and government research funding in the United States, the European Union, Asia Pacific and elsewhere do have some impact on demand for our products and services from certain customers.
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

•
Accelerating Operational Excellence: Through optimization of our worldwide footprint, strategic sourcing of our products and materials and driving efficiencies in our distribution networks and operating expenses, we strive to continually improve our productivity and more efficiently leverage our global manufacturing and distribution network.

Key Business Trends and Highlights

In operating our business and monitoring our performance, we consider a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•	Macroeconomic Concerns Impacting Funding: Uncertainties in the United States, Europe and Asia Pacific around the macroeconomic environment have impacted overall research funding.

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

•
Consolidation Among Large Pharmaceutical Companies: Our customers include large pharmaceutical companies, some of which have undertaken significant merger and acquisitions activity or may be considering such actions in the future. The capital spending and research and development funding levels of the merged companies can have a significant impact on the demand for our products.

•
Foreign Currency Exchange Rate Fluctuations: Since we are a multinational corporation that sells and sources products and services in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of foreign currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

•	Emerging Market Growth: We continue to focus our sales efforts on emerging markets given the faster growth rates in these areas.

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, have grown to 49 percent of the Company's total sales of Research and Applied products during the six months ended June 30, 2014 as compared to 47 percent during the same prior year period.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our financial condition and results of operations as of June 30, 2014 were as follows:

•
Sales were $701 for the three months ended June 30, 2014, an increase of 3 percent compared to the same prior year period. Excluding the effects of changes in foreign currency exchange rates, which increased sales by 1 percent, sales increased organically by 2 percent compared to the same prior year period.

•	Operating income margin was 26.2 percent for the three months ended June 30, 2014, compared to 24.4 percent in the same prior year period.

•
Diluted net income per share was $1.11 for the three months ended June 30, 2014, compared to $0.98 in the same prior year period. The effective tax rate was 27.7 percent for the three months ended June 30, 2014, compared to 27.9 percent for the same prior year period.

•	Net cash provided by operating activities was $287 for the six months ended June 30, 2014, an $18 increase compared to the same prior year period.

•	Total cash and cash equivalents was $810 million at June 30, 2014. Cash and cash equivalents increased $88 since December 31, 2013.

•	Total debt was $344 at June 30, 2014. Debt decreased $21 since December 31, 2013 as a result of using cash to repay a portion of notes payable under our commercial paper program.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$701	$681	$1,390	$1,356
Cost of products and services sold	343	340	681	671
Gross profit	358	341	709	685
Selling, general and administrative expenses	157	147	317	308
Research and development expenses	16	16	32	33
Other charges	1	12	2	12
Operating income	184	166	358	332
Interest, net	—	1	1	2
Income before income taxes	184	165	357	330
Provision for income taxes	51	46	98	89
Net income	$133	$119	$259	$241
Net income per share - Diluted	$1.11	$0.98	$2.16	$1.99
Sales
Sales were $701 in the three months ended June 30, 2014, up 3 percent from the same prior year period. The effect of changes in foreign currency exchange rates increased sales by $10 or 1 percent. Divestitures completed in 2013 decreased sales by $1 or 0 percent. Excluding the effects of changes in foreign currency exchange rates and the impacts of divestitures, sales increased organically by $11 or 2 percent. Volume and pricing resulted in the 2 percent organic growth.
Sales were $1,390 in the six months ended June 30, 2014, up 3 percent from the same prior year period. The effect of changes in foreign currency exchange rates increased sales by $9 or 1 percent. Divestitures completed in 2013 decreased sales by $3 or 0 percent. Excluding the effects of changes in foreign currency exchange rates and the impacts of divestitures, sales increased organically by $28 or 2 percent. Volume and pricing resulted in the 2 percent organic growth.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended June 30,
	2014	2013	Change	Impact of Changes in FX	Impact from Divestitures	Organic Growth	Organic Growth %
Research	$357	$353	$4	$5	$—	$(1)	—%
Applied	172	160	12	2	—	10	6%
SAFC Commercial	172	168	4	3	(1)	2	1%
Total	$701	$681	$20	$10	$(1)	$11	2%

	Six Months Ended June 30,
	2014	2013	Change	Impact of Changes in FX	Impact from Divestitures	Organic Growth	Organic Growth %
Research	$716	$714	$2	$2	$(1)	$1	—%
Applied	343	319	24	3	—	21	7%
SAFC Commercial	331	323	8	4	(2)	6	2%
Total	$1,390	$1,356	$34	$9	$(3)	$28	2%

Research sales were $357 for the three months ended June 30, 2014 compared to $353 during the same prior year period. Organic sales were essentially flat when compared to the same prior year period. Organic growth through our Dealer business was offset by declines in our Academic, Government and Hospitals business, principally in southern Europe due to lower government funding and softer demand in certain Asian countries. Geographically, growth within the Total Americas region was offset by declines within the EMEA region.

Research sales were $716 for the six months ended June 30, 2014 compared to $714 during the same prior year period. Organic sales were essentially flat when compared to the same prior year period. Organic growth through our Dealers business was offset by declines in our Academic, Government and Hospitals and Pharma businesses. Geographically, growth within the EMEA and APAC regions was offset by declines within the Total Americas region.

Applied sales were $172 for the three months ended June 30, 2014 compared to $160 during the same prior year period. Sales increased organically by $10 or 6 percent compared to the same prior year period. Applied sales were $343 for the six months ended June 30, 2014 compared to $319 during the same prior year period. Sales increased organically by $21 or 7 percent compared to the same prior year period. In both the three and six month periods ended June 30, 2014, the primary driver of growth was higher sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth in both periods.
SAFC Commercial sales were $172 for the three months ended June 30, 2014 compared to $168 during the same prior year period. Sales grew organically by $2 or 1 percent compared to the same prior year period. The organic growth was led by our Life Science Products and Services businesses. Geographically, the increase in SAFC Commercial's sales over the prior year was largely led by the APAC region during the three months ended June 30, 2014.
SAFC Commercial sales were $331 for the six months ended June 30, 2014 compared to $323 during the same prior year period. Sales grew organically by $6 or 2 percent compared to the same prior year period. The organic growth was led by our Life Science Products and Services businesses and was partially offset by lower sales in our Hitech electronics business resulting from pricing declines of metal organic precursors within the LED market. Geographically, the increase in SAFC Commercial's sales over the prior year was largely led by the Total Americas and APAC regions during the six months ended June 30, 2014.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three and six months ended June 30, 2014 and the same prior year period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit margin	51.1%	50.1%	51.0%	50.5%
Selling, general and administrative expenses	22.4%	21.6%	22.8%	22.7%
Research and development expenses	2.3%	2.4%	2.3%	2.4%
Other charges	0.2%	1.7%	0.1%	0.9%
Operating income margin	26.2%	24.4%	25.8%	24.5%

Effective tax rate	27.7%	27.9%	27.5%	27.0%

Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the three months ended June 30, 2014 was 51.1% compared to 50.1% in the same prior year period. The company's gross profit margin for the six months ended June 30, 2014 was 51.0% compared to 50.5% in the same prior year period.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2014 and the same prior year periods:

	Three Months Ended June 30,	Six Months Ended June 30,
Gross profit margin – 2013	50.1%	50.5%
Increases to gross profit margin:
Changes in foreign currency exchange rates	(0.5)%	(0.6)%
Sales volume/Product mix/Pricing/Other	1.1%	0.7%
Divestitures	0.4%	0.4%
Gross profit margin – 2014	51.1%	51.0%

The increase in gross profit margin for both the three and six month periods ended June 30, 2014 as compared to the same prior year periods was primarily the result of cost leverage obtained from higher sales levels and higher pricing. The overall increase was partially offset by unfavorable impacts from changes in foreign currency exchange rates.

SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$157	$147	$317	$308
Percentage of sales	22.4%	21.6%	22.8%	22.7%

For the three and six month periods ended June 30, 2014, SG&A increased by $10 and $9, respectively, compared to the same prior year periods. The overall increase for both periods is primarily driven by $6 in gains related to 2013 asset sales that did not repeat in the current year as well as $2 in unfavorable impacts from changes in foreign currency exchange rates.

R&D Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development expenses	$16	$16	$32	$33
Percentage of sales	2.3%	2.4%	2.3%	2.4%
For the three and six month periods ended June 30, 2014, R&D expenses were largely unchanged from the prior year. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales. R&D expenses as a percentage of sales have trended down slightly since 2013 as a result of management's efforts to carefully prioritize R&D spending to the most appropriate projects.

Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restructuring costs	$1	$—	$2	$—
Licensing dispute settlement	—	7	—	7
Costs related to mergers and acquisitions	—	5	—	5
Total other charges	$1	$12	$2	$12
Percentage of sales	0.2%	1.7%	0.1%	0.9%
Restructuring Costs

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the six months ended June 30, 2014, the remaining $2 of restructuring costs were recognized.
Licensing Dispute Settlement
Costs of $7 were incurred during the second quarter of 2013 for the settlement of a licensing dispute associated with certain products.
Costs Related to Mergers and Acquisitions
Third party costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013.
Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2014 was 27.7% and 27.5% as compared to 27.9% and 27.0% for the same periods of 2013. The increase in the effective tax rate for the six months ended June 30, 2014 is primarily attributable to the lost benefit of the U.S. R&D tax credit which expired on December 31, 2013 partially offset by increased benefits from favorable tax rates in foreign jurisdictions.

The effective tax rate for full year 2014 is expected to be approximately 27%.

Pension and Post-retirement Benefits
In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount will be accreted to operating income over the average future service period of participants expected to receive benefits.

Subsequent Event

In July 2014, the Company committed to and communicated to impacted employees, an upcoming facility consolidation in Europe. This consolidation is expected to impact approximately 80 employees and result in employee termination costs of approximately $4 and potential asset disposal costs of up to $12. The Company anticipates commencement of closure activities in the second half of 2014, and continues to work to align its present supply chain with its long term strategy. As a result of the restructuring activities, the Company expects to realize $3-$4 in cost savings annually.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$287	$269
Investing activities	(58)	(72)
Financing activities	(146)	(338)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2014 was $287, an increase of $18 compared to the same prior year period. This increase was largely driven by lower uses of cash for working capital of $36, particularly accounts receivable and accounts payable. The increase was partially offset by $9 in unpaid charges, principally associated with the settlement of a licensing dispute and unpaid merger and acquisition activity costs incurred in 2013 which did not repeat in the current year and decreased miscellaneous charges of $5.

Investing Activities
Cash used in investing activities for the six months ended June 30, 2014 decreased $14 compared to the same prior year period. This decrease was primarily related to lower net purchases of certificates of deposits of $30. The overall decrease in cash used in investing activities was partially offset by proceeds on the sale of net assets of $9 in 2013 that did not repeat in the current year and increased capital spending of $6.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014 decreased $192 compared to the same prior year period. This decrease is due to the net repayment of $21 of short-term debt during the six months ended June 30, 2014, compared to a net repayment of short-term debt of $254 in the same prior year period. During the six months ended June 30, 2013, strong free cash flow enabled the Company to repay a substantial amount of its debt. Cash used for share repurchases for the six months ended June 30, 2014 increased to $85, up from $56 in the same prior year period.
Long-term debt was $300 at both June 30, 2014 and December 31, 2013. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 10.0 percent at June 30, 2014 and 11.2 percent at December 31, 2013. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At June 30, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of 110 million shares. There were 119 million shares outstanding as of June 30, 2014. The Company expects to continue to offset, in whole or in part, the dilutive impact of issuing share-based compensation with future share repurchases. The Company may repurchase additional shares, but the timing and amount, if any, will depend on market conditions and other factors.

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
As of June 30, 2014, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At June 30, 2014, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

The Company earns income globally. The undistributed earnings of our international subsidiaries are considered to be permanently reinvested in international jurisdictions. Although the Company has no immediate need or intentions to distribute any of the funds held outside of the U.S, the Company can provide no assurance that such a need will not arise. If the Company were to remit undistributed earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for international tax credits) and withholding taxes payable to various international jurisdictions.
Contractual Obligations
At June 30, 2014, the Company had $44 of commercial paper outstanding and long-term borrowings of $300, for a total of $344, representing a decrease in all outstanding debt of $21 since December 31, 2013.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At June 30, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At June 30, 2014, the Company's outstanding debt represented 10.0 percent of total book capitalization. Approximately 87 percent of the Company's outstanding debt at June 30, 2014 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2014.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. For the three months ended June 30, 2014, changes in foreign currency exchange rates did not have an impact on diluted EPS, when compared to the same prior year period. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.03 for the six months ended June 30, 2014, when compared to the same prior year period.

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
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other currencies. The Company uses foreign currency forward exchange contracts to mitigate the foreign currency risk associated with these forecasted intercompany inventory purchases. These derivatives have been designated as cash flow hedges for accounting purposes.
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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014. Based upon their evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMA-ALDRICH CORPORATION (Registrant)

July 24, 2014	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Certificate of Incorporation of Sigma-Aldrich Corporation, as amended	X
10.1	Sigma-Aldrich Corporation 2014 Long-Term Incentive Plan *		Def. Proxy		Appendix B	3/21/2014
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.