Form 10-Q
period 2014-09-30
SIGMA ALDRICH CORP
filed 2014-10-23
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         September 30, 2014
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
Yes       No   X
There were 119,085,357 shares of the Company's common stock, par value $1.00 per share, outstanding on September 30, 2014.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2013
Applied	Applied Business Unit
ASU	Accounting Standards Update
Board	Sigma-Aldrich Corporation Board of Directors
Cell Marque	Cell Marque Corporation
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia Region
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Gross profit margin	Gross profit as a percentage of sales
IHC	immunohistochemistry
LED	Light-Emitting Diode
Merck KGaA	Merck KGaA, a German corporation with general partners
Merger Sub	Mario II Finance Corp., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA
Merger Agreement	Agreement and Plan of Merger, dated as of September 22, 2014, by and among the Company, Merck KGaA and Merger Sub
Operating income margin	Operating income as a percentage of sales
OCI	Other Comprehensive Income
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended September 30, 2014
Research	Research Business Unit
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
September 22, 2014 Form 8-K	Current Report on Form 8-K filed with the SEC on September 22, 2014
SG&A	Selling, General and Administrative Expense
Total Americas	Total Americas Region consisting of North and Latin America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$690	$664	$2,080	$2,020
Cost of products and services sold	342	330	1,023	1,001
Gross profit	348	334	1,057	1,019
Selling, general and administrative expenses	152	150	469	458
Research and development expenses	17	16	49	49
Other charges	25	10	27	22
Operating income	154	158	512	490
Interest, net	2	1	3	3
Income before income taxes	152	157	509	487
Provision for income taxes	44	38	142	127
Net income	$108	$119	$367	$360

Net income per share - Basic	$0.91	$0.99	$3.08	$3.00
Net income per share - Diluted	$0.90	$0.98	$3.06	$2.98
Weighted average number of shares outstanding - Basic	119	120	119	120
Weighted average number of shares outstanding - Diluted	120	121	120	121
Dividends per share	$0.23	$0.22	$0.69	$0.65
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$108	$119	$367	$360
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	(87)	60	(57)	(12)
Pension and post retirement, net	(7)	1	9	3
Unrealized (loss) on securities, net	—	(1)	—	(3)
Unrealized gain/(loss) on forward exchange contracts, net	20	(11)	17	(1)
Total other comprehensive income/(loss)	(74)	49	(31)	(13)
Comprehensive income	$34	$168	$336	$347
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$886	$722
Accounts receivable	401	382
Inventories	719	699
Deferred taxes	42	31
Other	134	87
Total current assets	2,182	1,921

Property, plant and equipment	2,113	2,098
Less - accumulated depreciation	(1,324)	(1,292)
Property, plant and equipment, net	789	806
Goodwill	681	691
Intangibles, net	235	255
Other	109	132
Total assets	$3,996	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$65
Accounts payable	181	152
Payroll	73	64
Income taxes	24	25
Other	97	77
Total current liabilities	375	383
Long-term debt	300	300
Pension and post-retirement benefits	53	73
Deferred taxes	80	74
Other	86	80
Total liabilities	894	910
Stockholders' equity:
Preferred stock, $1.00 par value; 10 million shares authorized at September 30, 2014, none authorized at December 31, 2013; none issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $1.00 par value; 450 million shares authorized at September 30, 2014 and 300 million shares authorized at December 31, 2013; 202 million shares issued at September 30, 2014 and December 31, 2013; 119 million shares outstanding at September 30, 2014 and December 31, 2013	202	202
Capital in excess of par value	358	322
Common stock in treasury, at cost, 83 million shares at September 30, 2014 and December 31, 2013	(2,490)	(2,407)
Retained earnings	4,943	4,658
Accumulated other comprehensive income	89	120
Total stockholders' equity	3,102	2,895
Total liabilities and stockholders' equity	$3,996	$3,805
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$367	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	103
Deferred income taxes	(4)	(2)
Stock-based compensation expense	18	18
Restructuring, net of payments	9	8
Other	(3)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(34)	(39)
Inventories	(28)	(2)
Accounts payable	33	6
Income taxes	5	5
Other, net	22	42
Net cash provided by operating activities	484	486
Cash flows from investing activities:
Capital expenditures	(89)	(75)
Purchases of investments	(7)	(96)
Proceeds from sales of investments	8	74
Proceeds from sale of net assets	—	9
Other, net	(3)	—
Net cash (used in) investing activities	(91)	(88)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(65)	(269)
Dividends	(82)	(78)
Share repurchases	(85)	(115)
Proceeds from exercise of stock options	19	25
Other, net	2	6
Net cash (used in) financing activities	(211)	(431)
Effect of foreign currency exchange rate changes on cash	(18)	(3)
Net change in cash and cash equivalents	164	(36)
Cash and cash equivalents at January 1	722	724
Cash and cash equivalents at September 30	$886	$688
Supplemental disclosures of cash flow information:
Income taxes paid	$142	$116
Interest paid, net of capitalized interest	$3	$4
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

(2) Proposed Merger with Merck KGaA

On September 22, 2014, Sigma-Aldrich Corporation entered into a Merger Agreement with Merck KGaA and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA at a price of $140 per share in cash, without interest.  The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the approval of the merger by the holders of a majority of the outstanding shares of the Company's common stock entitled to vote thereon, the receipt of certain antitrust and governmental approvals and other customary closing conditions. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.
For additional information related to the Merger Agreement, please refer to the September 22, 2014 Form 8-K.
(3) New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principles-based approach to the recognition of revenue. The core principle of the standard is when an entity transfers goods or services to customers it will recognize revenue in an amount that reflects the consideration the entity expects to be entitled to for those goods or services. The update outlines a five-step model and related application guidance, which replaces most existing revenue recognition guidance. ASU No. 2014-09 also requires disclosures that will enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company has not yet selected a transition method and it has not determined the effect, if any, of the standard on its ongoing financial condition and results of operations.
(4) Inventories
The principal categories of inventories are:

	September 30, 2014	December 31, 2013
Finished goods	$582	$575
Work in process	33	27
Raw materials	104	97
Total	$719	$699

(5) Intangible Assets
The Company's amortizable and unamortizable intangible assets at September 30, 2014 and December 31, 2013 were as follows:

	Cost		Accumulated Amortization
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Amortizable intangible assets:
Patents	$15	$14	$10	$9
Licenses	48	48	25	22
Customer relationships	251	254	88	77
Technical knowledge	48	48	21	19
Other	28	29	23	23
Total amortizable intangible assets	$390	$393	$167	$150
Unamortizable intangible assets:
Goodwill	$707	$717	$26	$26
Trademarks and trade names	20	20	8	8
Total unamortizable intangible assets	$727	$737	$34	$34
The Company recorded amortization expense related to amortizable intangible assets of $6 for both the three months ended September 30, 2014 and 2013. The Company recorded amortization expense related to amortizable intangible assets of $19 and $20 for the nine months ended September 30, 2014 and 2013, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $22 to $24 from 2014 through 2018.
The change in net goodwill for the nine months ended September 30, 2014 is as follows:

Balance at December 31, 2013	$691
Impact of foreign currency exchange rates	(10)
Balance at September 30, 2014	$681

(6) Debt
Notes payable and long-term debt consisted of the following:

	September 30, 2014		December 31, 2013
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$—	—%	$65	0.1%
Sigma-Aldrich Japan GK credit facilities (2)	—	—	—	—
Other short-term credit facilities (3)	—	—	—	—
Total notes payable	$—	—%	$65	0.1%
Long-term debt
Senior notes, due November 1, 2020 (4)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the U.S. that supports the Company's commercial paper program. The facility matures on May 10, 2018. At September 30, 2014 and December 31, 2013, the Company did not have any borrowings outstanding under the facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth, as defined in the underlying credit agreement, was 9 percent and 0.0 percent, respectively, at September 30, 2014.

(2)
Sigma-Aldrich Japan GK has two credit facilities with a total commitment of 2 billion Japanese Yen ($18), with one facility expiring April 30, 2015 and the other representing a line of credit with no expiration. There were no borrowings under the facilities at September 30, 2014.

(3)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of $3, at September 30, 2014.

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

The Company has provided a guarantee for any outstanding borrowings from one of the short-term credit facilities of the wholly-owned Japanese subsidiary. At September 30, 2014, there were no existing events of default that would require the Company to honor this guarantee.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $2 for each of the three months ended September 30, 2014 and 2013. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $6 and $7 for the nine months ended September 30, 2014 and 2013, respectively.
The fair value of long-term debt was approximately $303 and $298 at September 30, 2014 and December 31, 2013, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the remaining life of the debt and current market interest rates.
(7) Financial Derivatives and Risk Management
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
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and nine month periods ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, the Company had outstanding notional principal amounts of $285 and $298, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at September 30, 2014 and December 31, 2013:

Item	Reporting Location	September 30, 2014	December 31, 2013

Forward exchange contracts asset derivative	Other current assets	$20	$5
Forward exchange contracts liability derivative	Other current liabilities	—	6
Gain recognized in AOCI, net	AOCI	19	2

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three and nine months ended September 30, 2014 and 2013, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Gain/(loss) recognized in OCI, net	OCI	$20	$(11)
Gain reclassified from AOCI into net income	Costs of products and services sold	—	3

Item	Reporting Location	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Gain/(loss) recognized in OCI, net	OCI	$17	$(1)
Gain reclassified from AOCI into net income	Costs of products and services sold	—	5

As of September 30, 2014, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects $16 of unrealized gains included in AOCI, based on the value of these contracts as of September 30, 2014, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Net Investment Hedges

The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. During the first nine months of 2014, the Company has entered into foreign currency forward exchange contracts with third party banks to hedge certain net assets denominated in the Euro and Swiss Franc.

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and nine months ended September 30, 2014 and 2013. At September 30, 2014 and December 31, 2013, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.

Derivatives Not Designated As Hedges

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the fair value at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of September 30, 2014, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated statement of income for both the three and nine months ended September 30, 2014 and 2013. The notional amount of open foreign currency forward exchange contracts for derivatives not designated as hedges at September 30, 2014 and December 31, 2013 was $181 and $199, respectively. The fair value of these contracts was not material at either date.

(8) Company Operations by Business Unit

The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Sales for the Company's business units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research	$347	$341	$1,063	$1,055
Applied	170	154	513	473
SAFC Commercial	173	169	504	492
Total	$690	$664	$2,080	$2,020

The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-commerce, purchasing and inventory control, and also share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which a portion of their incentive compensation is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated Company operating income, consolidated Company free cash flow and individual/business unit objectives which are funded based on achievement of consolidated adjusted Company EPS (and for the business unit Presidents, allocated based on achievement of certain financial metrics within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales to unaffiliated customers:
United States	$269	$259	$788	$775
International	421	405	1,292	1,245
Total	$690	$664	$2,080	$2,020

	September 30, 2014	December 31, 2013
Long-lived assets:
United States	$528	$523
United Kingdom	86	84
Other countries	254	273
Total	$868	$880

(9) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended September 30, 2014 and 2013 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$1	$2	$—	$—
Interest cost	2	2	3	2	—	—
Expected return on plan assets	(3)	(3)	(3)	(2)	—	—
Amortization	—	—	—	1	(1)	—
Net periodic benefit cost	$(1)	$(1)	$1	$3	$(1)	$—
The components of net periodic benefit cost for the nine months ended September 30, 2014 and 2013 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$5	$7	$—	$1
Interest cost	6	5	7	7	—	1
Expected return on plan assets	(10)	(9)	(9)	(8)	—	—
Amortization	—	1	—	3	(3)	(1)
Settlement Loss Recognized	1	—	—	—	—	—
Net periodic benefit cost	$(3)	$(3)	$3	$9	$(3)	$1
Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	September 30, 2014	December 31, 2013

Retiree medical liability	$22	$39
Pension liability	34	36
Subtotal	56	75
Less: current portion (included in other current liabilities)	(3)	(2)
Pension and post-retirement benefits liabilities	$53	$73
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
The Company is not required to make a contribution to the U.S. defined benefit pension plan in 2014. The Company contributed $4 to its international pension plans in the nine months ended September 30, 2014. In total, the Company expects to contribute approximately $6 to its defined benefit pension plans in 2014.
The Swiss defined benefit pension plan was amended in November 2013 from a final pay plan to a cash balance plan, effective January 1, 2014. The change resulted in a reduction of the Company's projected benefit obligation of $11, which is being accreted to operating income over the average future service period of participants expected to receive benefits.
In February 2014, the Company amended the post-retirement medical benefit plan for certain participants, resulting in a reduction of the Company's projected benefit obligation of $17. This amount is being accreted to operating income over the average future service period of participants expected to receive benefits.

The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the frozen defined benefit pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $5 for the three months ended September 30, 2014 and 2013, respectively, and $17 for the nine months ended September 30, 2014 and 2013, respectively.
(10) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	September 30, 2014	December 31, 2013

Other receivables	$60	$36
Prepaid expenses	18	22
Certificates of deposit	53	27
Other current assets	3	2
Total other current assets	$134	$87
Other assets
Other assets are summarized as follows:

	September 30, 2014	December 31, 2013

Other investments	$12	$11
Cash value of life insurance policies	40	34
Deferred taxes	11	11
Long term certificates of deposit	—	33
Pension and post-retirement asset	19	14
Other non-current assets	27	29
Total other assets	$109	$132
Other current liabilities
Other current liabilities are summarized as follows:

	September 30, 2014	December 31, 2013

Legal and professional	$16	$5
Pension and post-retirement liability	3	2
Freight	9	7
Other accrued expenses	69	63
Total other current liabilities	$97	$77

Other liabilities
Other liabilities are summarized as follows:

	September 30, 2014	December 31, 2013

Deferred compensation	$35	$31
Non-current income taxes	39	37
Other non-current liabilities	12	12
Total other non-current liabilities	$86	$80

(11) Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring costs	$14	$10	$16	$10
Licensing dispute settlement	—	—	—	7
Costs related to mergers and acquisitions	11	—	11	5
Total other charges	$25	$10	$27	$22
Restructuring Costs

In the third quarter of 2014, the Company committed to a facility consolidation restructuring plan in Europe. This consolidation is expected to impact approximately 80 employees and is intended to better align the Company's present supply chain with its long term strategy. Total restructuring costs are expected to be $16, comprised of $12 to reduce the value of the assets impacted by these restructuring activities and $4 of employee termination costs. During the three months ended September 30, 2014, $14 of these restructuring costs were recognized.

In the third quarter of 2013, the Company committed to a restructuring plan to exit another manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the six months ended June 30, 2014, the remaining $2 of restructuring costs were recognized.
Licensing Dispute Settlement
Costs of $7 were incurred during the second quarter of 2013 for the settlement of a licensing dispute associated with certain products.
Costs Related to Mergers and Acquisitions

Third party costs of $11 associated with the pending Merck KGaA merger were incurred during the third quarter of 2014. Third party costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013.
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
There were no potential common shares excluded from the calculation of diluted weighted average shares for the three and nine months ended September 30, 2014. Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the three and nine months ended September 30, 2013 because their effects were antidilutive.

(13) Share Repurchases
At September 30, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of up to 110 million shares.
(14) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended September 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: June 30, 2014	$171	$(7)	$—	$(1)	$163
Other comprehensive income (loss) before reclassification	(87)	(7)	—	20	(74)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	—	—	—	—
Net current-period other comprehensive income (loss)	(87)	(7)	—	20	(74)
Ending balance: September 30, 2014	$84	$(14)	$—	$19	$89
The following table shows the components of AOCI for the nine months ended September 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2013	$141	$(23)	$—	$2	$120
Other comprehensive income (loss) before reclassification	(57)	10	—	17	(30)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	1	—	—	1
Net current-period other comprehensive income (loss)	(57)	9	—	17	(31)
Ending balance: September 30, 2014	$84	$(14)	$—	$19	$89
The following table shows the components of AOCI for the three months ended September 30, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: June 30, 2013	$69	$(76)	$1	$13	$7
Other comprehensive income (loss) before reclassification	60	—	1	(8)	53
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	2	3	4
Net current-period other comprehensive income (loss)	60	1	(1)	(11)	49
Ending balance: September 30, 2013	$129	$(75)	$—	$2	$56

The following table shows the components of AOCI for the nine months ended September 30, 2013:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2012	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	(12)	—	3	4	(5)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(3)	6	5	8
Net current-period other comprehensive income (loss)	(12)	3	(3)	(1)	(13)
Ending balance: September 30, 2013	$129	$(75)	$—	$2	$56
During the nine months ended September 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A. During the three months ended September 30, 2013, amounts reclassified from AOCI included gains of $1 recognized into SG&A and gains of $3 recognized in cost of products and services sold. During the nine months ended September 30, 2013, amounts reclassified from AOCI included gains of $3 recognized into SG&A and gains of $5 recognized in cost of products and services sold. These adjustments are net of immaterial tax effects.
(15) Contingent Liabilities and Commitments
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment, compliance and other matters that arise in the ordinary course of business, as well as putative state class action lawsuits arising out of the proposed merger transaction with Merck KGaA. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At September 30, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 6 – Debt and Note 9 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

(16) Subsequent Event

On October 3, 2014, the Company entered into an agreement to acquire Rocklin, California based Cell Marque. This acquisition is intended to strengthen the Company's antibody portfolio and better serve its IHC customers. Cell Marque designs, develops and manufactures antibody reagents and kits, an offering that will complement the Company's IHC product family. Cell Marque is well-recognized in IHC for its high quality products and technical expertise, including validated, fit-for-purpose antibodies and IHC staining kits aimed at pathologists and clinicians focused on patient management. Cell Marque employs more than 90 people. The transaction, which is subject to regulatory approvals and other customary closing conditions, is anticipated to close by the end of 2014. The purchase price is approximately $170.

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

(1)
successfully completing our proposed merger with Merck KGaA, which is dependent upon and/or may be affected by a number of factors, including, without limitation, (i) the receipt of shareholder approval for the transaction and (ii) the timely receipt of the regulatory approvals required for the transaction;

(2)	potential disruption to our business occurring during the period between the announcement of the Merger Agreement and the closing of the transaction;

(3)	global economic conditions and other factors affecting the creditworthiness of our customers;

(4)	changes in pricing and the competitive environment and the global demand for the Company's products;

(5)	changes in foreign currency exchange rates;

(6)	changes in research funding, including changes in funding of various government agencies (e.g. National Institute of Health), and the success of R&D activities;

(7)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units;

(8)	dependence on uninterrupted manufacturing operations and a global supply chain;

(9)	changes in the regulatory environment in which the Company operates;

(10)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 12 – Income Taxes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report;

(11)	exposure to litigation including product liability claims;

(12)	the ability to maintain adequate quality standards;

(13)	reliance on third party package delivery services;

(14)	an unanticipated increase in interest rates;

(15)	other changes in the business environment in which the Company operates;

(16)	acquisitions or divestitures of businesses;

(17)	the amount of restructuring charges, if any, and

(18)
the outcome of the outstanding matters described in "Other Matters" below and in Note 15 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report and in Note 13 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report.

A further discussion of the Company's risk factors can be found in Part II, Item 1A of this Report and Part I, Item 1A of the Annual Report. Any forward-looking statements made by us in this Report are based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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
Overview
Proposed Merger with Merck KGaA

On September 22, 2014, Sigma-Aldrich Corporation entered into a Merger Agreement with Merck KGaA and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA at a price of $140 per share in cash, without interest.  The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the approval of the merger by the holders of a majority of the outstanding shares of the Company's common stock entitled to vote thereon, the receipt of certain antitrust and governmental approvals and other customary closing conditions. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.
For additional information related to the Merger Agreement, please refer to our September 22, 2014 Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the September 22, 2014 Form 8-K.
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
The Company is aligned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The business units are closely interrelated in their activities and share services such as order entry, billing, technical support, e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. A summary of our business units is as follows:

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 51 percent of the Company's sales for the nine months ended September 30, 2014.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 25 percent of the Company's sales for the nine months ended September 30, 2014.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 24 percent of the Company's sales for the nine months ended September 30, 2014.

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

Key Business Trends and Highlights

In operating our business and monitoring our performance, we consider a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•
Industry Consolidation: Competition in the markets we serve remains fragmented with few companies possessing a significant share in any particular market, which allows some participants to continue consolidating specialty, regional and niche players in the industry. The Company plans to continue to explore opportunities to enhance sales growth and increase its market presence through strategic acquisitions while still complying with the terms of the Merger Agreement.

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

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long-term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, were 48 percent of the Company's total sales of Research and Applied products during both the nine months ended September 30, 2014 and the same prior year period.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our financial condition and results of operations as of September 30, 2014 were as follows:

•
Sales were $690 for the three months ended September 30, 2014, an increase of 4 percent compared to the same prior year period. Sales increased organically by 4 percent compared to the same prior year period.

•
Operating income margin was 22.3 percent for the three months ended September 30, 2014, compared to 23.8 percent in the same prior year period. The operating income margin decline primarily resulted from charges associated with the proposed Merck KGaA merger.

•
Diluted net income per share was $0.90 for the three months ended September 30, 2014, compared to $0.98 in the same prior year period. The effective tax rate was 28.9 percent for the three months ended September 30, 2014, compared to 24.2 percent for the same prior year period.

•	Net cash provided by operating activities was $484 for the nine months ended September 30, 2014, a $2 decrease compared to the same prior year period.

•	Total cash and cash equivalents was $886 at September 30, 2014. Cash and cash equivalents increased $164 since December 31, 2013.

•	Total debt was $300 at September 30, 2014. Total debt decreased $65 since December 31, 2013 as a result of the repayment of notes payable under our commercial paper program.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$690	$664	$2,080	$2,020
Cost of products and services sold	342	330	1,023	1,001
Gross profit	348	334	1,057	1,019
Selling, general and administrative expenses	152	150	469	458
Research and development expenses	17	16	49	49
Other charges	25	10	27	22
Operating income	154	158	512	490
Interest, net	2	1	3	3
Income before income taxes	152	157	509	487
Provision for income taxes	44	38	142	127
Net income	$108	$119	$367	$360
Net income per share - Diluted	$0.90	$0.98	$3.06	$2.98
Sales
Sales were $690 in the three months ended September 30, 2014, up 4 percent from the same prior year period. The effect of changes in foreign currency exchange rates increased sales by $2 or 0 percent. Divestitures completed in 2013 decreased sales by $3 or 0 percent. Excluding the effects of changes in foreign currency exchange rates and the impacts of divestitures, sales increased organically by $27 or 4 percent.
Sales were $2,080 in the nine months ended September 30, 2014, up 3 percent from the same prior year period. The effect of changes in foreign currency exchange rates increased sales by $11 or 0 percent. Divestitures completed in 2013 decreased sales by $6 or 0 percent. Excluding the effects of changes in foreign currency exchange rates and the impacts of divestitures, sales increased organically by $55 or 3 percent.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended September 30,
	2014	2013	Change	Impact of Changes in FX	Impact from Divestitures	Organic Growth	Organic Growth %
Research	$347	$341	$6	$—	$—	$6	2%
Applied	170	154	16	1	—	15	10%
SAFC Commercial	173	169	4	1	(3)	6	4%
Total	$690	$664	$26	$2	$(3)	$27	4%

	Nine Months Ended September 30,
	2014	2013	Change	Impact of Changes in FX	Impact from Divestitures	Organic Growth	Organic Growth %
Research	$1,063	$1,055	$8	$2	$(1)	$7	1%
Applied	513	473	40	4	—	36	8%
SAFC Commercial	504	492	12	5	(5)	12	2%
Total	$2,080	$2,020	$60	$11	$(6)	$55	3%

Research sales were $347 for the three months ended September 30, 2014 compared to $341 during the same prior year period. Sales increased organically by $6 or 2 percent compared to the same prior year period. Higher Academic, Government and Hospitals sales led the organic growth within the business unit. Both the Pharma and Dealer businesses also contributed to the overall organic growth. All geographic regions contributed to Research's overall growth in the period.

Research sales were $1,063 for the nine months ended September 30, 2014 compared to $1,055 during the same prior year period. Sales increased organically by $7 or 1 percent compared to the same prior year period. The Dealer business led the organic growth within the business unit. Both the Academic, Government and Hospitals and Pharma businesses also contributed to the overall organic growth. All geographic regions contributed to Research's overall growth in the period.

Applied sales were $170 for the three months ended September 30, 2014 compared to $154 during the same prior year period. Sales increased organically by $15 or 10 percent compared to the same prior year period. Applied sales were $513 for the nine months ended September 30, 2014 compared to $473 during the same prior year period. Sales increased organically by $36 or 8 percent compared to the same prior year period. In both the three and nine month periods ended September 30, 2014, the primary driver of growth was higher sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth in both periods.
SAFC Commercial sales were $173 for the three months ended September 30, 2014 compared to $169 during the same prior year period. Sales grew organically by $6 or 4 percent compared to the same prior year period. The organic growth was led by our Life Science Services business. All geographic regions contributed to SAFC Commercial's overall growth in the period.
SAFC Commercial sales were $504 for the nine months ended September 30, 2014 compared to $492 during the same prior year period. Sales grew organically by $12 or 2 percent compared to the same prior year period. The organic growth was led by our Life Science Services business. Geographically, the increase in SAFC Commercial's sales over the prior year was largely led by the Total Americas and APAC regions during the nine months ended September 30, 2014.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three and nine months ended September 30, 2014 and the same prior year period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross profit margin	50.4%	50.3%	50.8%	50.4%
Selling, general and administrative expenses	22.0%	22.6%	22.5%	22.7%
Research and development expenses	2.5%	2.4%	2.4%	2.4%
Other charges	3.6%	1.5%	1.3%	1.0%
Operating income margin	22.3%	23.8%	24.6%	24.3%

Effective tax rate	28.9%	24.2%	27.9%	26.1%

Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the three months ended September 30, 2014 was 50.4% compared to 50.3% in the same prior year period. The company's gross profit margin for the nine months ended September 30, 2014 was 50.8% compared to 50.4% in the same prior year period.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2014 and the same prior year periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
Gross profit margin – 2013	50.3%	50.4%
Increases to gross profit margin:
Changes in foreign currency exchange rates	(0.5)%	(0.6)%
Sales volume/Product mix/Pricing/Other	0.2%	0.6%
Divestitures	0.4%	0.4%
Gross profit margin – 2014	50.4%	50.8%

The increase in gross profit margin for both the three and nine month periods ended September 30, 2014 as compared to the same prior year periods was primarily the result of benefits associated with divestitures, cost leverage obtained from higher sales levels and higher pricing. The overall increase was partially offset by unfavorable impacts from changes in foreign currency exchange rates.

SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling, general and administrative expenses	$152	$150	$469	$458
Percentage of sales	22.0%	22.6%	22.5%	22.7%

For the three month period ended September 30, 2014, SG&A increased by $2 compared to the same prior year period. SG&A in the prior period included $2 of gains on asset sales that did not repeat in 2014. For the nine month period ended September 30, 2014, SG&A increased by $11 compared to the same prior year period. SG&A in the prior period included $9 of gains on asset sales that did not repeat in 2014.

R&D Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development expenses	$17	$16	$49	$49
Percentage of sales	2.5%	2.4%	2.4%	2.4%
For the three and nine month periods ended September 30, 2014, R&D expenses were largely unchanged from the prior year. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restructuring costs	$14	$10	$16	$10
Licensing dispute settlement	—	—	—	7
Costs related to mergers and acquisitions	11	—	11	5
Total other charges	$25	$10	$27	$22
Percentage of sales	3.6%	1.5%	1.3%	1.0%
Restructuring Costs

In the third quarter of 2014, the Company committed to a facility consolidation restructuring plan in Europe. This consolidation is expected to impact approximately 80 employees and is intended to better align the Company's present supply chain with its long term strategy. Total restructuring costs are expected to be $16, comprised of $12 to reduce the value of the assets impacted by these restructuring activities and $4 of employee termination costs. During the three months ended September 30, 2014, $14 of these restructuring costs were recognized.

In the third quarter of 2013, the Company committed to a restructuring plan to exit another manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the six months ended June 30, 2014, the remaining $2 of restructuring costs were recognized.
Licensing Dispute Settlement
Costs of $7 were incurred during the second quarter of 2013 for the settlement of a licensing dispute associated with certain products.
Costs Related to Mergers and Acquisitions

Third party costs of $11 associated with the pending Merck KGaA merger were incurred during the third quarter of 2014. Third party costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013.
Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 increased to 28.9% and 27.9% as compared to 24.2% and 26.1% for the same periods of 2013.

The increase in the effective tax rate for the three and nine months ended September 30, 2014 is primarily attributable to the lost benefit of the U.S. R&D tax credit which expired on December 31, 2013, a one-time benefit related to the UK statutory tax rate change recorded in the third quarter of 2013 and increases in uncertain tax positions.  These items were partially offset by favorable tax rates in foreign jurisdictions.

Subsequent Events

On October 3, 2014, the Company entered into an agreement to acquire Rocklin, California based Cell Marque. This acquisition is intended to strengthen the Company's antibody portfolio and better serve its IHC customers. Cell Marque designs, develops and manufactures antibody reagents and kits, an offering that will complement the Company's IHC product family. Cell Marque is well-recognized in IHC for its high quality products and technical expertise, including validated, fit-for-purpose antibodies and IHC staining kits aimed at pathologists and clinicians focused on patient management. Cell Marque employs more than 90 people. The transaction, which is subject to regulatory approvals and other customary closing conditions, is anticipated to close by the end of 2014. The purchase price of approximately $170 is expected to be funded with cash and commercial paper.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$484	$486
Investing activities	(91)	(88)
Financing activities	(211)	(431)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2014 was $484 and largely unchanged from the same prior year period. Increased uses of cash for inventory were offset by lower uses of cash for accounts payable.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2014 increased $3 compared to the same prior year period. This increase was primarily related to increased capital spending of $14 and lower proceeds from the sale of net assets of $9 in 2013 that did not repeat in the current year. The overall increase in cash used in investing activities was partially offset by lower net purchases of certificates of deposit of $23.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2014 decreased $220 compared to the same prior year period. This decrease is due to the net repayment of $65 of short-term debt during the nine months ended September 30, 2014, compared to a net repayment of short-term debt of $269 in the same prior year period. During the nine months ended September 30, 2013, strong free cash flow enabled the Company to repay a substantial amount of its debt. Cash used for share repurchases for the nine months ended September 30, 2014 decreased to $85, down from $115 in the same prior year period.
Long-term debt was $300 at both September 30, 2014 and December 31, 2013. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 8.8 percent at September 30, 2014 and 11.2 percent at December 31, 2013. For a description of the Company's material credit facilities and debt covenants, see Note 6 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At September 30, 2014 and December 31, 2013, the Company had repurchased a total of 102 and 101 million shares, respectively, of an authorized repurchase of 110 million shares. There were 119 million shares outstanding as of September 30, 2014. The Company does not currently anticipate repurchasing any additional stock under this program due to the pending Merck KGaA transaction.

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
As of September 30, 2014, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 6 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At September 30, 2014, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

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
Contractual Obligations
At September 30, 2014, the Company had no commercial paper outstanding and long-term borrowings of $300, representing a decrease in all outstanding debt of $65 since December 31, 2013.
Disclosures regarding additional contractual obligations are included in Part II, Item 7 of the Annual Report and updated in Note 6 – Debt and Note 9 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Other Matters
The Company is subject to potential liabilities arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, environmental, employment, compliance and other matters that arise in the ordinary course of business, as well as putative state class action lawsuits arising out of the proposed merger transaction with Merck KGaA. The Company's operations and a number of its products are highly regulated by various governmental agencies around the world and the Company is periodically involved in reviews, investigations and proceedings by governmental agencies. Failure to meet the standards and licensing requirements of these agencies can lead to penalties which can include substantial fines and/or operating restrictions.

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At September 30, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 6 – Debt and Note 9 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At September 30, 2014, the Company's outstanding debt represented 8.8 percent of total book capitalization. All of the Company's outstanding debt at September 30, 2014 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2014.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.01 for the three months ended September 30, 2014, when compared to the same prior year period. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.06 for the nine months ended September 30, 2014, when compared to the same prior year period.
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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 15 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A. Risk Factors.
Except for the additional risk factors set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company's Annual Report.
On September 22, 2014, the Company entered into a Merger Agreement with Merck KGaA and Merger Sub providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of the Company by Merck KGaA at a price of $140 per share in cash, without interest. Subject to the terms and conditions of the Merger Agreement, the closing of the merger is expected to occur mid-year 2015. For additional information related to the Merger Agreement, please refer to our September 22, 2014 Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the September 22, 2014 Form 8-K.
The announcement and pendency of our proposed merger with Merck KGaA could adversely affect our business, financial results and operations.
The announcement and pendency of the proposed acquisition of our Company by Merck KGaA could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, financial results and operations, regardless of whether the proposed merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed acquisition. We could also potentially lose customers or suppliers, and new customer or supplier contracts could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could adversely affect our business and results of operations.
We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, amend our organizational documents and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.
Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.
There is no assurance that the closing of the merger will occur. Consummation of the merger is subject to satisfaction or waiver of specific closing conditions, including, among other things, the approval of the merger by the holders of a majority of our outstanding shares of common stock, the receipt of certain antitrust and governmental approvals and other customary closing conditions. We cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the board of directors of the Company or a termination of the Merger Agreement by the Company to enter into an agreement for a “superior proposal.” If the Merger Agreement is terminated under specified circumstances, we are required to pay Merck KGaA a termination fee. If the merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we may receive little or no benefit if the closing of the merger does not occur. A failed transaction may result in negative publicity and a negative impression of our Company in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

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

SIGMA-ALDRICH CORPORATION (Registrant)

October 23, 2014	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

2.1 *	Agreement and Plan of Merger, dated as of September 22, 2014, by and among Sigma-Aldrich Corporation, Merck KGaA and Mario II Finance Corp.		8-K		2.1	9/22/2014
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange commission upon request.