Form 10-K
period 2014-12-31
SIGMA ALDRICH CORP
filed 2015-02-12
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☒             Accelerated filer ☐
Non-accelerated filer ☐             Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
Aggregate market value of the voting stock held by non-affiliates of the registrant:

$10,494,011,992	June 30, 2014
Value	Date of Valuation

Number of shares of the registrant's common stock, $1.00 par value, outstanding as of January 31, 2015 was 119,428,462. The following documents are incorporated by reference in the Parts of this Form 10-K indicated below:

Documents Incorporated by Reference	Parts of Form 10-K into which Incorporated

Portions of the Registrant's Definitive Proxy Statement on Schedule 14A for the 2015 Annual Meeting of Shareholders to be held on May 5, 2015	Part III

Glossary

2003 LTIP	Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan
2014 LTIP	Sigma-Aldrich Corporation 2014 Long-Term Incentive Plan
2015 Proxy Statement	Sigma-Aldrich Corporation Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Shareholders to be held on May 5, 2015
Aldrich	Aldrich Chemical Company, Inc.
AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Applied	Applied Business Unit
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BioReliance	BioReliance Holdings, Inc.
Board	Sigma-Aldrich Corporation Board of Directors
CAA	Clean Air Act
CBP	U.S. Customs and Border Protection
Cell Marque	Cell Marque Corporation
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
CWA	Clean Water Act
DEA	U.S. Drug Enforcement Administration
DHS	U.S. Department of Homeland Security
DOC	U.S. Department of Commerce
DOT	U.S. Department of Transportation
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Africa Region
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FX	Foreign Currency Exchange Rate
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Merck KGaA	Merck KGaA, a German corporation with general partners
Merger Agreement	Agreement and Plan of Merger, dated as of September 22, 2014, by and among the Company, Merck KGaA and Merger Sub
Merger Sub	Mario II Finance Corp., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA
NASDAQ	National Association of Securities Dealers Automated Quotation System
NRC	U.S. Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Operating income margin	Operating income as a percentage of sales
Organic sales growth	Sales growth excluding impacts from changes in foreign currency exchange rates and acquisitions and divestitures
PPA	Pollution Prevention Act of 1990

- i -

R&D	Research and Development
RCRA	Resource Conservation and Recovery Act of 1976
Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the year ended December 31, 2014
Research	Research Business Unit
Research Organics	Research Organics, Inc.
RSU	Restricted Stock Unit
SAFC Commercial	SAFC Commercial Business Unit
Sangamo	Sangamo BioSciences, Inc.
SARA	Superfund Amendments and Reauthorization Act of 1986
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
September 22, 2014 Form 8-K	Current Report on Form 8-K filed with the SEC on September 22, 2014
SG&A	Selling, General and Administrative Expense
Sigma Chemical	Sigma Chemical Company
Total Americas	Total Americas Region consisting of North and Latin America
UK	United Kingdom
USDA	U.S. Department of Agriculture
U.S. GAAP	U.S. Generally Accepted Accounting Principles
ZFP	Zinc Finger DNA Binding Protein

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

(1)
successfully completing our proposed merger with Merck KGaA, which is dependent upon and/or may be affected by a number of factors, including, without limitation, the timely receipt of the regulatory approvals required for the transaction;

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

(11)	exposure to litigation, including product liability claims;

(12)	the ability to maintain adequate quality standards;

(13)	reliance on third party package delivery services;

(14)	an unanticipated increase in interest rates;

(15)	other changes in the business environment in which the Company operates;

(16)	acquisitions or divestitures of businesses;

(17)	the amount of restructuring charges, if any;

(18)	disruption to our information technology systems, and

(19)
the outcome of the outstanding matters described in Note 13 – Contingent Liabilities and Commitments to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

A further discussion of the Company's risk factors can be found in Part I, Item 1A of this Report. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

- iii -

PART I

Unless we have indicated otherwise, or the context otherwise requires, (i) references in this Report to "the Company," "we," "us" and "our" refer to Sigma-Aldrich Corporation and its subsidiaries, and (ii) all dollar amounts in this Report are in millions except for per share data.

Information in this Form 10-K is current as of February 12, 2015, unless otherwise specified.

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
On September 22, 2014, Sigma-Aldrich Corporation entered into the Merger Agreement with Merck KGaA. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014, whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the receipt of certain antitrust and governmental approvals and other customary closing conditions.
On October 31, 2014, the Company acquired Cell Marque Corporation, an industry-leading provider of in vitro diagnostic antibody reagents and kits.

(b)	Financial Information About Segments
The Company operates in one segment. Information concerning sales for the Company's business units is provided in Note 15 – Company Operations by Business Unit to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

(c)	Narrative Description of Business

The Company, a leading life science and high technology company focused on enhancing human health and safety, manufactures and distributes 250,000 chemicals, biochemicals and other essential products and 46,000 equipment products to more than 1.4 million customers globally in research and applied labs as well as in industrial and commercial markets. With three distinct business units – Research, Applied and SAFC Commercial – the Company is committed to enabling science to improve the quality of life. The Company operates in 37 countries and sells into approximately 160 countries, serving roughly 100,000 accounts worldwide.  The Company manufactures approximately 84,000 of its products.
Products and Services
The Company's business unit structure is aligned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial.

•	Research - Our products and services, which include chemicals, reagents and kits, are enabling scientific research to discover and develop new drugs and materials;

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies;

•
SAFC Commercial - Our product and service solutions are used by customers to develop and commercially manufacture biopharma, pharma and electronics products. Our comprehensive offerings include media and critical raw materials for industrial cell culture, contract manufacturing services, pharmaceutical safety testing services, and organometallic precursors for semiconductor manufacturing.

Sales and Distribution
During 2014, the Company sold products and services to approximately 100,000 accounts representing over 1.4 million individual customers, including pharmaceutical companies, universities, commercial laboratories, industrial companies, biotechnology companies, non-profit organizations, governmental institutions, diagnostic, chemical and electronics companies and hospitals. Our Research and Applied business units, with an average order size of approximately $500 dollars, accounted for 75 percent of the Company's net sales in 2014 and 2013 and 76 percent of the Company's net sales in 2012. Through its SAFC Commercial business unit, the Company also makes its chemical products available in larger-scale quantities for use in manufacturing. Sales of these products accounted for 25 percent of net sales in 2014 and 2013 and 24 percent of net sales in 2012.
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
Production and Purchasing
The Company has manufacturing and distribution facilities in Madison, Milwaukee and Sheboygan, Wisconsin; St. Louis, Missouri; Lenexa, Kansas; Houston and Round Rock, Texas; Bellefonte, Pennsylvania; Haverhill and Natick, Massachusetts; Urbana, Illinois; Miamisburg and Cleveland, Ohio; Carlsbad and Rocklin, California; Laramie, Wyoming; Australia; Brazil; Canada; Germany; India; Ireland; Israel; Japan; Singapore; Switzerland; Taiwan; and the United Kingdom. Biochemicals are primarily produced by extraction and purification from yeast, bacteria and other naturally occurring animal and plant sources. Organic and inorganic chemicals are primarily produced by synthesis. Chromatography media and columns are produced using proprietary chemical synthesis and proprietary preparation processes. Similar processes are used to produce filtration and sample collection products.
There are approximately 250,000 chemical and biochemical products and 46,000 equipment products listed on our web site and in the Sigma, Aldrich, Fluka and Supelco catalogs. The Company manufactures approximately 84,000 of the chemical and biochemical products it sells, which represented approximately 60 percent of sales in 2014. Products not manufactured by the Company are purchased from many sources either under contract or in the open market.
None of the Company's 10,000 suppliers accounted for more than 5 percent of the Company's chemical, biologic or equipment purchases in 2014. The Company has generally been able to obtain adequate supplies of products and materials to meet its needs. No assurance can be given that shortages will not occur in the future.

Whether a product is produced by the Company or purchased from suppliers it is subjected to the same quality control procedures. Quality control is performed by a staff of chemists, biologists and lab technicians in our network of labs around the world.
Patents, Trademarks and Licenses
The Company holds approximately 470 issued or pending patents, over 800 licenses and has over 950 registered trademarks and trademark applications worldwide. The Company's significant trademarks are the brand names: "Sigma-Aldrich," "Sigma," "Aldrich," "Fluka," "Riedel-de Haën," "Supelco," "SAFC," "SAFC Biosciences," "SAFC Hitech," "Genosys," "Proligo," "Pharmorphix," "Cerilliant," "Vetec," "BioReliance" and "Cell Marque." Their related registered logos and trademarks are expected to be maintained indefinitely. Approximately 75 percent of the Company's issued patent portfolio has a remaining life of at least five years.
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
Dependence on a Single Customer or Product
During the year ended December 31, 2014, no single customer accounted for more than 2 percent, and no single product accounted for more than 1 percent, of the Company's net sales.
Backlog
The vast majority of customer orders are shipped from inventory on the day ordered, resulting in limited backlog. Individual items may occasionally be out-of-stock. These items are shipped as soon as they become available. Some orders for larger scale quantities specify a future delivery date, which we exclude from our backlog calculation. At December 31, 2014, the backlog of firm orders was not significant at approximately 4 percent of sales. The Company anticipates that substantially all of the backlog as of December 31, 2014 will be shipped during 2015.
Competition
The markets for the Company's products, services and technologies are both competitive and price sensitive. The Company believes it is a major supplier of biochemical and organic chemical products and kits used in scientific research and testing laboratories, including industrial applications, genomic and proteomic research, biotechnology, pharmaceutical development and as key components in pharmaceutical, diagnostic, environmental and other high technology manufacturing. The Company offers approximately 296,000 chemical, biologic and equipment items, some of which are unique with limited demand. There are many competitors that offer a narrower range of chemicals and many others offering a broader range of equipment products.
In all product areas, the Company competes primarily on the basis of customer service, product availability, quality and price. The Company's main marketing vehicles include its website, www.sigma-aldrich.com, as well as printed catalogs under the Sigma, Aldrich, Fluka and Supelco brands. These vehicles are supplemented with advertisements in life science, chemical and other scientific journals and trade publications, the distribution of special product brochures, the electronic distribution of various advertisements and product data, apps, social media, news releases related to new product offerings and through personal visits with customers from management, sales and technical representatives.

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
R&D
R&D expenses were 2.4 percent of sales in 2014 and 2013 and 2.6 percent of sales in 2012. The R&D expenses relate primarily to efforts to add new manufactured products and enhance manufacturing processes. Self-manufactured products accounted for approximately 60 percent of net sales in 2014.

Number of Persons Employed
The Company had approximately 9,300 employees as of December 31, 2014. The total number employed in the United States was approximately 4,700 with the remaining 4,600 employed by the Company's international subsidiaries. The Company employs approximately 3,300 people who have degrees in chemistry, biochemistry, engineering or other scientific disciplines, including approximately 430 with Ph.D. degrees.
Approximately 281 of the 4,600 persons employed by the Company's international subsidiaries were members of unions. None of the Company's employees in the United States were members of unions. The Company believes its labor relations are good.

(d)	Financial Information About Geographic Areas and Business Units
Information concerning sales by geographic area and business unit for the years ended December 31, 2014, 2013 and 2012, is located in Note 15 – Company Operations by Business Unit to the Company's consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of Part II of this Report.
The Company's sales to customers located outside the United States were 64 percent in 2014 and 2013 and 65 percent in 2012. These sales were made directly by the Company, by its subsidiaries located in 37 other countries and by a global network of independent distributors.

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

(f)	Executive Officers of the Registrant
The executive officers of the Company are:

Name of Executive Officer	Age	Positions and Offices Held
Jan A. Bertsch	58	Executive Vice President and Chief Financial Officer
Gilles A. Cottier	56	Executive Vice President and President, SAFC Commercial
Eric M. Green	45	Executive Vice President and President, Research
Michael F. Kanan	51	Vice President and Corporate Controller
George L. Miller	60	Senior Vice President, General Counsel & Secretary
Karen J. Miller	57	Senior Vice President, Corporate Development and Corporate Communications
Douglas W. Rau	58	Vice President, Human Resources
Rakesh Sachdev	58	President and Chief Executive Officer
Franklin D. Wicks	61	Executive Vice President and President, Applied
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
Mr. Cottier has been Executive Vice President and President, SAFC Commercial of the Company since January 2013. Prior to that, he was President of SAFC since January 2009 and was made an Executive Vice President of the Company in 2011. He served as President of the Research Essentials business unit of the Company from July 2005 until January 2009.

Mr. Green has been Executive Vice President and President, Research of the Company since January 2013. Prior to that, he was Vice President and Managing Director, International (or APAC) of the Company since October 2009. Previously, he served as Vice President, International Sales and Operations of the Company from August 2005 to September 2009.
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
Ms. Miller has been Senior Vice President, Corporate Development and Corporate Communications of the Company since January 2013. Prior to that, she was Senior Vice President, Strategy & Corporate Development of the Company since May 2009 and was previously Vice President, Strategy & Corporate Development of the Company from January 2009 through May 2009. Prior to that, she served as Controller of the Company for more than five years.
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
Dr. Wicks has been Executive Vice President and President, Applied of the Company since January 2013. Prior to that, he was President of Research and has been an Executive Vice President of the Company since February 2011. He previously served as President of the Research Essentials and Specialties business units of the Company from January 2009 to February 2011 and Managing Director-U.S. & Canada from January 2010 to February 2011. Prior to that, he served as President of SAFC for more than five years.

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

We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on capital spending levels, our ability to repurchase shares, increase our dividend, acquire other businesses, sell, transfer or license our assets, amend our organizational documents and incur indebtedness. These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

Failure to complete the proposed merger could adversely affect our business and the market price of our common stock.

There is no assurance that the closing of the merger will occur. Consummation of the merger is subject to satisfaction or waiver of specific closing conditions, including, among other things, the receipt of certain antitrust and governmental approvals and other customary closing conditions. We cannot predict with certainty whether and when any of the outstanding conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances. If the Merger Agreement is terminated under specified circumstances, we are required to pay Merck KGaA a termination fee. If the merger is not consummated, our stock price will likely decline as our stock has recently traded at prices based on the proposed per share price for the merger. We will have incurred significant costs, including, among other things, the diversion of management resources, for which we may receive little or no benefit if the closing of the merger does not occur. A failed transaction may result in negative publicity and a negative impression of our Company in the investment community. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and our stock price.

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
New entrants or significant expansion of sales channel and logistics competitors may erode sales.

Our businesses are rapidly evolving and intensely competitive, and we have many competitors in e-commerce services, warehousing and logistics. Some of our current and potential competitors have greater resources, more customers, and/or greater brand recognition. They may secure better terms from vendors, adopt more aggressive pricing and devote more resources to technology, infrastructure, fulfillment and marketing. Competition may intensify as our competitors deploy or improve their technology and speed of delivery to customers or as established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

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
The Company may not be able to realize the expected benefits of its investments in emerging markets.
The Company has been taking steps to increase its presence in emerging markets. However, there is no guarantee that the Company’s efforts to expand sales in emerging markets will succeed. Some countries within emerging markets may be especially vulnerable to periods of global financial instability or may have very limited resources to spend. In order for the Company to successfully implement its emerging markets strategy, it must attract and retain qualified personnel. The Company may also be required to increase its reliance on third-party agents within less developed markets. In addition, many of these countries have currencies that fluctuate substantially and if such currencies devalue and the Company cannot offset the devaluations, the Company’s financial performance within such countries could be adversely affected. For these reasons, sales within emerging markets carry significant risks. However, a failure to continue to expand the Company’s business in emerging markets could have a material adverse effect on the business, financial condition or results of the Company’s operations.
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
We depend on information systems throughout the Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due vendors and other creditors. Additionally, in 2014, approximately 48 percent of the Company’s Research and Applied sales originated through e-commerce. As a part of our ongoing effort to upgrade our current information systems, we are implementing new enterprise resource planning software and other software applications to manage certain business operations. As we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality and other problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations and cash flows could be adversely affected.

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
Some of our operations are subject to regulation by various United States federal agencies and similar state and international agencies, including the CBP, DEA, DHS, DOC, DOT, FDA, NRC, USDA and other comparable United States, state, local and international governmental agencies. These regulations govern a wide variety of product activities, from design and development to labeling, manufacturing, handling, sales, distribution, importing and exporting of products. If we fail to comply with any or all of these regulations, we may be subject to fines or penalties, have to recall products and/or cease their manufacture and distribution, which would increase our costs and reduce our sales.
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
Since we are a multinational corporation that sells and sources products in many different countries, changes in exchange rates have in the past, and could in the future, adversely affect our cash flows and results of operations. Reported sales and purchases made and expenses incurred in non-U.S. currencies by our international businesses, when translated into U.S. Dollars for financial reporting purposes, fluctuate due to exchange rate movement. For example, the effect of translating foreign currency sales into U.S. Dollars decreased 2014 and 2013 sales by 1 percent and decreased 2012 sales by 3 percent. The effect of translating foreign earnings into U.S. Dollars decreased 2014, 2013 and 2012 EPS by $0.09, $0.05 and $0.22, respectively. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.
We are subject to economic, political and other risks associated with our significant international business, which could adversely affect our financial results.
We operate internationally through wholly-owned subsidiaries located in North and South America, Europe, Asia, the Middle East, Australia and Africa. Sales outside the United States were in excess of 64 percent of total sales in 2014. We expect that sales from international operations will continue to represent a growing portion of our sales. During 2014, approximately 17 percent of the Company’s United States operations’ chemical and equipment purchases were from international suppliers. In addition, many of our manufacturing facilities, employees and suppliers of our international operations are located outside the United States. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including, without limitation:

•	future fluctuations in foreign currency exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures, tariffs, royalties or taxes and import or export licensing requirements or restrictions;

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from international operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	difficulty in staffing and managing worldwide operations;

•	changes in shipping costs;

•	difficulties in collecting on accounts receivable; and

•	difficulties enforcing intellectual property rights.

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

We have implemented a number of changes designed to improve operating efficiencies and reduce costs. We expect to continue to identify opportunities for operational efficiencies and cost reductions and implement changes to achieve these efficiencies, which could result in significant charges. Such actions may lead to, among other things, the consolidation and integration of products, brands, facilities, functions, systems and processes and/or a reduction of our talent pool and available resources, any or all of which might present significant management challenges. There can be no assurance that such actions will be accomplished as rapidly as anticipated or that the full extent of expected cost reductions will be achieved.
Our business may be adversely affected by a decrease in the availability of commercial paper or other forms of credit or an increase in our cost of capital.
We had $145 of commercial paper outstanding at December 31, 2014. If the market for commercial paper or other forms of credit becomes restricted or unavailable, or our cost of capital significantly increases due to a credit rating downgrade, an economic downturn or uncertainty or other factors, our business could be adversely affected, including our consolidated results of operations, financial condition and cash flows.

Our sales and operating results may vary from the guidance we publish and from period to period.
Our sales and operating results may vary significantly from the guidance we publish, from quarter to quarter and from year to year, depending on a variety of factors including, without limitation, those previously identified within other risk factors and the following:

•	the timing of our cost of products and services sold, R&D, sales and marketing expenses and other charges;

•	the timing of significant custom sales orders, typically associated with our SAFC Commercial business;

•	the expected higher level of sales growth in our SAFC Commercial business creating downward pressure on overall gross profit margins;

•	an increase in the sale of commoditized Research products creating downward pressure on overall gross profit margins;

•	changes in GAAP; and

•	unanticipated loss of market value of the securities we hold.

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
We are subject to ASC Topic 350 which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of December 31, 2014, goodwill and other intangible assets with indefinite lives represented approximately 18 percent of our total assets. If we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. There were no indicators of impairment as of December 31, 2014.
Our share price will fluctuate.
Both the market price and the daily trading volume of our common stock will continue to be subject to fluctuations due not only to general stock market conditions but also to a change in sentiment in the market regarding our operations and business prospects. In addition to the risk factors discussed above, the price and volume volatility of our common stock may be affected by:

•	operating results that vary from the expectations of securities analysts and investors;

•	the financial performance of the major end markets that we target;

•	the operating and securities price performance of companies that investors consider to be comparable to us;

•	announcements of strategic developments, acquisitions and other material events by us or our competitors;

•	changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, commodity and equity prices and the value of financial assets; and

•	failure to consummate the pending Merck KGaA transaction.

Dividends on our common stock and share repurchases could change in the future.

In 2014, we paid annual dividends of $0.92 per share and had repurchased a total of 102 million shares of common stock, and in 2013, we paid annual dividends of $0.86 per share and had repurchased a total of 101 million shares of common stock. The Company does not currently anticipate repurchasing any additional stock following expiration of our stock repurchase program authorization in November 2014 and due to the pending Merck KGaA transaction. Similarly, in our agreement with Merck KGaA, we agreed not to increase our dividend above current levels. The failure to maintain or pay dividends or repurchase shares may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The following table shows the location, land area, building area and function of the properties the Company owned or leased at December 31, 2014.

Country	Land Area (Acres)	Building Area (Sq. Ft) (in thousands)	Function
United States	923	4,492	admin., production, warehousing, distrib.
Germany	47	676	admin., production, warehousing, distrib.
United Kingdom	98	513	admin., production, warehousing, distrib.
Switzerland	12	424	admin., production, warehousing, distrib.
South Korea	—	226	admin., warehousing, distrib.
India	—	183	admin., production, warehousing, distrib.
Brazil	10	151	admin., production, warehousing, distrib.
All Other	79	941	admin., production, warehousing, distrib.
Total	1,169	7,606
Percent Owned Property	82%
Percent Leased Property	18%
The Company considers the properties to be well maintained, in sound condition and repair and adequate for present needs. These properties generally have sufficient capacity for the Company's existing needs and near-term growth. The Company expects to continue to make capital investments in plants to support specific business opportunities.

Item 3.	Legal Proceedings.

See Note 13 – Contingent Liabilities and Commitments in Item 8 - Financial Statements and Supplementary Data of Part II of this Report, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock Data (per share) (Unaudited):

	2014 Price Range		2013 Price Range		Dividends
	High	Low	High	Low	2014	2013
First Quarter	$96.87	$90.21	$79.32	$74.28	$0.23	$0.22
Second Quarter	101.91	91.61	85.91	73.24	0.23	0.21
Third Quarter	138.01	99.08	88.55	80.25	0.23	0.22
Fourth Quarter	137.64	132.45	94.78	82.90	0.23	0.21
The Company's common stock is traded on the NASDAQ Global Select Market. The trading symbol is SIAL. On January 31, 2015, there were 433 shareholders of record of the Company's common stock.
The Company expects to continue its policy of paying regular quarterly cash dividends. Future quarterly dividends are expected to remain at current levels given the restrictions as provided in the Merger Agreement.
See Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of this Report for information concerning securities authorized for issuance under the Company's equity compensation plans.
The following table presents share repurchases by the Company and any affiliated purchasers for the year ended December 31, 2014 (in millions except per share amounts):
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Cumulative Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Total at Dec. 31, 2013			101.1	8.9
Jan. 1, 2014 – Jan. 31, 2014	—	—	101.1	8.9
Feb. 1, 2014 – Feb. 28, 2014	0.9	$94.01	102.0	8.0
Mar. 1, 2014 – Mar. 31, 2014	—	—	102.0	8.0
Apr. 1, 2014 – Apr. 30, 2014	—	—	102.0	8.0
May 1, 2014 – May 31, 2014	—	—	102.0	8.0
Jun. 1, 2014 – Jun. 30, 2014	—	—	102.0	8.0
Jul. 1, 2014 – Jul. 31, 2014	—	—	102.0	8.0
Aug. 1, 2014 – Aug. 31, 2014	—	—	102.0	8.0
Sep. 1, 2014 – Sep. 30, 2014	—	—	102.0	8.0
Oct. 1, 2014 – Oct. 31, 2014	—	—	102.0	8.0
Nov. 1, 2014 – Nov. 30, 2014	—	—	102.0	8.0
Dec. 1, 2014 – Dec. 31, 2014	—	—	102.0	—
Total at Dec. 31, 2014	0.9	$94.01	102.0	—
The Company is currently restricted from repurchasing any additional stock following expiration of our stock repurchase program authorization in November 2014. Such authorization was not extended due to the pending Merck KGaA transaction.
For additional information on the Company's prior share repurchase program, see Note 19 – Share Repurchases in Item 8 – Financial Statements and Supplementary Data of Part II of this Report.

Item 6.	Selected Financial Data.
Annual Financial Data:
The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Report.

	2014	2013	2012	2011	2010
Net sales	$2,785	$2,704	$2,623	$2,505	$2,271
Net income	500	491	460	457	384
Per share:
Net income — Basic	4.20	4.09	3.80	3.78	3.17
Net income — Diluted	4.17	4.06	3.77	3.72	3.12
Dividends	0.92	0.86	0.80	0.72	0.64
Cash balance	958	722	724	665	569
Cash dividends	109	103	97	86	78
Total assets	4,195	3,805	3,820	3,281	3,027
Short-term debt	145	65	383	221	239
Long-term debt	300	300	300	300	300
Pension obligations — Long term	82	36	91	93	64
Post-retirement medical benefit plans	21	37	44	50	46

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Management's Discussion And Analysis
($ In Millions, Except Per Share Data)
The following should be read in conjunction with the consolidated financial statements and related notes.
Overview
Proposed Merger with Merck KGaA

On September 22, 2014, Sigma-Aldrich Corporation entered into the Merger Agreement with Merck KGaA. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014, whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the receipt of certain antitrust and governmental approvals and other customary closing conditions. Other than the costs associated with this Merger Agreement discussed in Note 11 - Other Charges to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

We are also subject to restrictions on the conduct of our business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on capital spending levels, our ability to repurchase shares, increase our dividend, acquire other businesses, sell, transfer or license our assets, amend our organizational documents and incur indebtedness.

For additional information related to the Merger Agreement, please refer to our September 22, 2014 Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the September 22, 2014 Form 8-K.
Background
The Company is a leading life science and high technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We believe over 1.4 million scientists and technologists use our products. We operate in 37 countries and have approximately 9,300 employees worldwide.
The Company is aligned into three market-focused business units that are defined by the customers and markets they serve: Research, Applied and SAFC Commercial. The units are closely interrelated in their activities and share services such as order entry, billing, technical support, e-commerce infrastructure, purchasing and inventory control. The business units also share production and distribution facilities. Additionally, these business units are supported by centralized functional areas such as finance, human resources, quality, safety, compliance and information technology. A summary of our business units is as follows:

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 51 percent of sales in 2014.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 24 percent of sales in 2014.

•
SAFC Commercial - Our products and service solutions are used by customers to develop and commercially manufacture biopharma, pharma and electronics products. Our comprehensive offerings include media and critical raw materials for industrial cell culture, contract manufacturing services, pharmaceutical safety testing services, and organometallic precursors for semiconductor manufacturing. This business unit generated 25 percent of sales in 2014.

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
Strategy

The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•
Improving Customer Intimacy: To exceed our customers' expectations, we strive to offer the right selection of high quality products and services, to provide superior customer service and support and consistently deliver products that meet published or agreed specifications when and where our customers need them. The continued enhancement of a leading e-commerce platform is a significant part of this approach.

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

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, were 48 percent of the Company's total sales of Research and Applied products during both 2014 and 2013.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our consolidated results for the year ended December 31, 2014 are as follows:

•
Sales were $2,785, an increase of 3 percent compared to the same period last year. Excluding the changes in foreign currency exchange rates, which lowered sales by 1 percent, sales increased organically by 4 percent year over year.

•	Gross profit margin was 51.0 percent, an increase from 50.3 percent in 2013. Operating income margin was 24.5 percent, compared to 24.4 percent in 2013.

•	Net income was $500 compared to $491 in 2013. Changes in foreign currency exchange rates as compared to the prior year, reduced otherwise reportable net income by $11.

•	Diluted net income per share was $4.17, compared to $4.06 in 2013. Income taxes were 26.1 percent and 25.3 percent of pretax income for 2014 and 2013, respectively.

•	Net cash provided by operating activities for the year ended December 31, 2014 was $640, a decrease of $1 from last year.

•
Total debt was $445 at December 31, 2014, an increase of $80 since December 31, 2013. The increase in debt levels was driven by additional borrowings of commercial paper for the Cell Marque acquisition in October 2014.

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
With approximately 60 percent of sales denominated in currencies other than the U.S. Dollar, management uses currency adjusted growth, and believes it is useful to investors, to judge the Company's local currency performance. Organic sales growth data presented herein excludes currency impacts, and where indicated, changes due to acquisitions and divestitures. The Company calculates the impact of changes in foreign currency exchange rates by multiplying current period activity in local currency by the difference between current period exchange rates and prior period exchange rates; the result is the defined impact of "changes in foreign currency exchange rates" or "changes in FX." While we are able to report currency impacts after the fact, we are unable to estimate changes that may occur to applicable exchange rates in 2015 or any future period. Any significant changes in currency exchange rates would likely have a significant impact on our reported growth rates due to the large volume of our sales denominated in foreign currencies.
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
Long-Lived Assets. Long-lived assets, including intangibles with definite lives, are amortized over their expected useful lives. Goodwill and other intangibles with indefinite lives are not amortized against earnings. Goodwill is assessed annually for impairment. All long-lived assets are assessed whenever events and changes in business conditions indicate that the carrying amount of an asset may not be fully recoverable. If impairment is indicated, the asset value is written down to its fair market value. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair market value of these assets and a potential associated impairment. There were no indications of impairment as of December 31, 2014.

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
Results of Operations
The following is a summary of our financial results (in millions, except per share amounts):

	2014	2013	2012
Sales	$2,785	$2,704	$2,623
Cost of products and services sold	1,366	1,343	1,276
Gross profit	1,419	1,361	1,347
Selling, general and administrative expenses	639	612	605
Research and development expenses	65	66	69
Other charges	34	22	14
Operating income	681	661	659
Interest, net	4	4	4
Income before income taxes	677	657	655
Provision for income taxes	177	166	195
Net income	$500	$491	$460
Net income per share - Diluted	$4.17	$4.06	$3.77

Net Sales
Sales were $2,785 in the year ended December 31, 2014, up 3 percent from 2013. The effect of changes in foreign currency exchange rates decreased sales by $21 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and changes due to acquisitions and divestitures, sales increased organically by $105 or 4 percent.

Sales were $2,704 in the year ended December 31, 2013, up 3 percent from 2012. The effect of changes in foreign currency exchange rates decreased sales by $22 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and changes due to acquisitions and divestitures, sales increased organically by $92 or 4 percent.
The change in sales for each of the Company's business units is as follows:

	Year Ended December 31,
	2014	2013	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$1,404	$1,402	$2	$(16)	$(1)	$19	1%
Applied	680	629	51	(3)	5	49	8%
SAFC Commercial	701	673	28	(2)	(7)	37	6%
Total	$2,785	$2,704	$81	$(21)	$(3)	$105	4%

	Year Ended December 31,
	2013	2012	Change	Impact of Changes in FX	Change due to Acquisitions & Divestitures	Organic Growth	Organic Growth %
Research	$1,402	$1,398	$4	$(19)	$(4)	$27	2%
Applied	629	598	31	—	3	28	5%
SAFC Commercial	673	627	46	(3)	12	37	6%
Total	$2,704	$2,623	$81	$(22)	$11	$92	4%
2014 Compared to 2013
Research total sales were $1,404 for the year ended December 31, 2014, compared to $1,402 for the prior year. Sales increased organically by $19 or 1 percent from the prior year. Sales through our dealer networks led the organic growth. Higher sales to our Academic, Government and Hospitals and Pharma customers also contributed to the organic growth. All geographic regions contributed to Research's overall growth in the period.
Applied total sales were $680 for the year ended December 31, 2014, compared to $629 for the prior year. Sales increased organically by $49 or 8 percent from the prior year. The primary driver of growth was higher sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth in the period.
SAFC Commercial total sales were $701 for the year ended December 31, 2014, compared to $673 for the prior year. Sales increased organically by $37 or 6 percent from the prior year. The organic growth was led by our Life Science Products and Life Science Services businesses. All geographic regions contributed to SAFC Commercial's overall growth in the period.
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
Applied total sales were $629 for the year ended December 31, 2013, compared to $598 for the prior year. Sales increased organically by $28 or 5 percent from the prior year. The increase in organic sales was primarily driven by growth in sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth in the period.
SAFC Commercial total sales were $673 for the year ended December 31, 2013, compared to $627 for the prior year. Sales increased organically by $37 or 6 percent from the prior year. The organic growth was led by our Life Science Products and Life Science Services businesses, most notably our custom pharmaceutical manufacturing and industrial cell culture media products. This growth was partially offset by lower sales in our Hitech electronics business, primarily from year-over-year pricing declines for certain metal organic precursors used by the LED industry. Geographically, the increase in SAFC Commercial's organic sales for the year ended December 31, 2013 compared to the prior year was largely led by the Total Americas and EMEA regions.
Gross Profit and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Gross profit margin	51.0%	50.3%	51.4%
Selling, general & administrative expenses	22.9%	22.6%	23.1%
Research and development expenses	2.4%	2.4%	2.6%
Other charges	1.2%	0.9%	0.6%
Operating income	24.5%	24.4%	25.1%

Effective tax rate	26.1%	25.3%	29.8%
Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the years ended December 31, 2014, 2013 and 2012 were 51.0%, 50.3% and 51.4%, respectively.
The following table reflects the significant contributing factors to the net change in gross profit margin for the years ended December 31, 2014 and 2013, respectively:

Contributing Factors	2014	2013
Gross profit margin — previous year end	50.3%	51.4%
Increases / (decreases) to gross profit margin:
Changes in foreign currency exchange rates	(0.2)%	—%
Sales volume/Product mix/Pricing/Other	0.6%	(1.0)%
Acquisitions & Divestitures	0.3%	(0.1)%
Gross profit margin — current year end	51.0%	50.3%

The increase in gross profit margin for 2014 as compared to 2013 was primarily the result of cost leverage obtained from higher sales levels and higher pricing and benefits associated with acquisitions and divestitures. The overall increase was partially offset by unfavorable impacts from changes in foreign currency exchange rates.

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

SG&A

	2014	2013	2012
SG&A	$639	$612	$605
Percentage of Sales	22.9%	22.6%	23.1%

SG&A increased $27 during the year ended December 31, 2014 as compared to the same period in 2013 primarily due to higher compensation costs and $10 of gains on asset sales, net of certain impairments, in 2013 that did not repeat in 2014.

SG&A increased $7 during the year ended December 31, 2013 as compared to the same period in 2012. Gains on asset sales, net of certain impairments, of $10 were offset by higher compensation and other costs. Excluding these asset gains, SG&A as a percentage of sales was about the same as 2012.

R&D Expenses

	2014	2013	2012
R&D	$65	$66	$69
Percentage of Sales	2.4%	2.4%	2.6%
Annual R&D expenses were largely unchanged from 2012 to 2014. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.
Other Charges

	2014	2013	2012
Restructuring costs	$17	$10	$9
Licensing dispute settlement	—	7	—
Costs related to mergers and acquisitions	17	5	5
Total restructuring and other charges	$34	$22	$14
Percentage of sales	1.2%	0.9%	0.6%
Restructuring Costs
Programs Implemented During 2014
In the third quarter of 2014, the Company committed to the closure of a facility in Europe. This closure is expected to impact approximately 80 employees and further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $16, comprised of $12 to reduce the value of the assets associated with this facility and $4 of employee termination costs. During the year ended December 31, 2014, $15 of these restructuring costs were recognized.
Programs Implemented During 2013

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs associated with this plan were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the year ended December 31, 2014, the remaining $2 of these restructuring costs were recognized. As of December 31, 2014, all exit activities were complete.
Programs Implemented During 2012
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to reduce the Company's fixed cost structure by streamlining the sales force in Europe. Total restructuring costs associated with this plan were $4 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.

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
Costs Related to Mergers and Acquisitions
Costs of $16 associated with the pending Merck KGaA transaction and $1 associated with the October 2014 acquisition of Cell Marque were incurred during the year ended December 31, 2014. Costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013. Costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.
Income Taxes

The Company's effective tax rate reflects the tax benefits of having significant operations outside the U.S. which are taxed at rates lower than the U.S. A reconciliation of the difference between income taxes computed at the U.S. federal statutory rate of 35% and the Company's effective tax rate for the years ended December 31 is as follows:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
U.S. manufacturing deduction	(1.2)	(1.1)	(1.2)
State and local income taxes, net of federal benefit	0.8	1.0	1.7
Research and development credits	(0.6)	(0.6)	—
International tax rates	(8.6)	(6.8)	(5.2)
Tax audits and unrecognized tax positions	1.2	0.6	(0.2)
Tax rate and law changes	(0.1)	(1.4)	(0.2)
Other, net	(0.4)	(1.4)	(0.1)
Total effective tax rate	26.1%	25.3%	29.8%

During 2014, the Company incurred an increase in costs for uncertain tax positions as a result of audit activity while 2012 resulted in a net benefit as a result of statute of limitation expirations. In 2013, the Company benefited from several tax rate and law changes, primarily the reduction in the UK statutory tax rate and the retroactive extension of the 2012 U.S. R&D tax credit in 2013.
Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$640	$641	$567
Investing activities	(296)	(108)	(511)
Financing activities	(71)	(533)	(6)
Operating Activities
Net cash provided by operating activities of $640 for the year ended December 31, 2014 was largely unchanged from the same prior year period. Increased uses of cash for income tax payments were offset by improved performance in working capital, primarily inventory and accounts payable.
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
Investing Activities
Cash used in investing activities for the year ended December 31, 2014 increased $188 compared to the same prior year period. This increase was driven by the use of $170 for the acquisition of Cell Marque coupled with increased capital spending of $18 in 2014.
Cash used in investing activities for the year ended December 31, 2013 decreased $403 compared to 2012. This decrease was primarily due to cash used for acquisitions during 2012 of $391 that did not repeat in 2013. Capital spending was $100 in 2013 compared to $114 in 2012.
Financing Activities
Cash used in financing activities for the year ended December 31, 2014 decreased $462 compared to the same prior year period. This decrease is due to the net issuance of $81 of short-term debt during the year ended December 31, 2014, compared to a net repayment of short-term debt of $318 in the same prior year period. In 2014, share repurchases declined $61 compared to 2013 primarily as a result of the Company's suspension of its share repurchase program due to the pending Merck KGaA transaction. During the year ended December 31, 2013, strong free cash flow enabled the Company to repay a substantial amount of its debt.
Cash used in financing activities of $533 in 2013 increased $527 from 2012. This increase is due to the net repayment of $318 of short-term debt during 2013, as compared to a net issuance of short-term debt of $161 during 2012. During 2012, additional debt was issued to fund acquisition activity. Cash used for share repurchases increased to $146 in 2013, up from $124 in 2012.
The Company paid dividends of $109, $103 and $97 during the years ended December 31, 2014, 2013 and 2012, respectively.
Share Repurchases
At December 31, 2014 and 2013, the Company had repurchased a total of 102 million and 101 million shares, respectively, of an authorized repurchase of 110 million shares. This authorization expired in November 2014 and was not extended due to the pending Merck KGaA transaction. There were 119 million shares outstanding as of December 31, 2014. The Company is currently restricted from repurchasing any additional stock due to the pending Merck KGaA transaction.
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
The Company has considered the potential impact of recent trends in the global economic environment on its liquidity and overall financial condition, particularly with respect to availability of and the Company's access to short-term credit, including the market for commercial paper. Supported by discussions held with the Company's lenders, management does not believe that a significant risk exists of commercial paper or other credit becoming unavailable within the next twelve months. Management believes that the Company's financial condition is such that internal and external resources are sufficient and available to satisfy the Company's requirements for debt service, capital expenditures, selective acquisitions, dividends, funding of pension and other post-retirement benefit plan obligations and working capital presently and for the next twelve months.
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. The facility matures on May 10, 2018. At December 31, 2014 and December 31, 2013, the Company did not have any borrowings outstanding under this facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. At December 31, 2014 and December 31, 2013, the Company had $145 and $65, respectively, outstanding under its commercial paper program.
Sigma-Aldrich Japan GK has two credit facilities with a total commitment of 2 billion Japanese Yen (approximately $17 U.S. Dollars), with one facility expiring April, 30, 2015 and the other representing a line of credit with no expiration. No borrowings were outstanding under these facilities at both December 31, 2014 and December 31, 2013.

In addition to those mentioned above, the Company has other short-term credit facilities denominated in foreign currencies having a total commitment of approximately $3. No borrowings were outstanding under these facilities at both December 31, 2014 and December 31, 2013.
The Company had a $200 multi-currency European revolving credit facility with a syndicate of banks which matured on March 13, 2014.
Long-term debt was $300 at both December 31, 2014 and 2013. This liability consists of 3.375% fixed rate Senior Notes due November 1, 2020.
Total debt at December 31, 2014 was $445 compared to $365 at December 31, 2013. Total debt as a percentage of total capitalization was 12.4 percent and 11.2 percent at December 31, 2014 and 2013, respectively.
As of December 31, 2014, the Company had sufficient net worth, as defined in the underlying credit agreement, to allow for borrowing the full capacity under the facility without any restriction related to compliance with the debt covenants. For a description of the Company's material financial debt covenants, see Note 7 – Notes Payable to the Company's consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II in this Report.
At December 31, 2014, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

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
On October 5, 2009, the Company announced a major expansion of its existing license agreement with Sangamo to include the exclusive rights to develop and distribute ZFP-modified cell lines for commercial production of protein pharmaceuticals and ZFP-engineered transgenic animals for livestock, companion animals and therapeutic protein production. Under this agreement, the Company made initial payments of $20 to Sangamo, consisting of an upfront license payment of $15 and $5 for the purchase of shares of Sangamo common stock. The Company has since sold all of its shares in Sangamo common stock. Sangamo is eligible to earn additional contingent commercial license fees of up to $5 based on certain conditions and additional contingent milestone payments of up to $25 based on cumulative sales. No material amounts were paid to Sangamo under this agreement in either 2014 or 2013.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At December 31, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 – Notes Payable, Note 8 – Long-Term Debt, Note 10 – Lease Commitments and Note 16 – Pension and Post-retirement Benefit Plans.
Aggregate Contractual Obligations
The following table presents contractual obligations of the Company at December 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt	$300	$—	$—	$—	$300
Interest payments related to long-term debt	59	10	20	20	9
Operating lease obligations	131	29	46	32	24
Purchase obligations (1)	172	83	52	37	—
Total	$662	$122	$118	$89	$333

(1)	Purchase obligations include open purchase orders, long-term service and supply agreements and other contractual obligations.
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
The above table excludes $54 of liabilities related to uncertain tax positions. See Note 12 – Income Taxes to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report for detail on this obligation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Inflation
Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs and higher material and other operating costs. The Company tries to minimize these effects through focused cost reduction programs and productivity improvements as well as price increases to its customers. It is management's view that inflation, net of customer price increases, has not had a significant impact on the Company's consolidated financial statements during the three years ended December 31, 2014.
Market Risk Sensitive Instruments and Positions
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At December 31, 2014, the Company's outstanding debt represented 12.4 percent of total book capitalization (total debt plus shareholders' equity). Approximately 67 percent of the Company's outstanding debt at December 31, 2014 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity. Interest rates are further described in Note 7 – Notes Payable and Note 8 – Long-Term Debt to the consolidated financial statements in Item 8 – Financial Statements and Supplementary Data of Part II of this Report.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.09, $0.05 and $0.22 for the years ended December 31, 2014, 2013 and 2012, respectively, when compared to their respective prior periods.
The Company transacts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses both derivative instruments designated as cash flow hedges as well as derivative instruments that are not designated as hedging instruments to mitigate this risk.

The market risk of these contracts represents the potential loss in fair value of net currency positions at period-end due to an adverse change in foreign currency exchange rates. The Company does not enter into foreign currency contracts for speculative trading purposes. The Company's policy is to manage a portion of foreign currency risks associated with forecasted intercompany inventory purchases and existing assets and liabilities through foreign currency forward exchange contracts.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's net sales are denominated in other local currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other currencies. The Company uses foreign currency forward exchange contracts to mitigate a portion of foreign currency risks associated with these forecasted intercompany inventory purchases. These derivatives have been designated as cash flow hedges for accounting purposes.
The market risk on these cash flow hedge contracts at December 31, 2014, assuming a hypothetical 10 percent change in foreign currency exchange rates, would be approximately $16 on income before income taxes. Such impact would be substantially offset by remeasurement of the exchange rate on hedged items.

Net Investment Hedges
The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. These derivatives have been designated as net investment hedges for accounting purposes. At December 31, 2014 and 2013, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.
Derivatives Not Designated As Hedging Instruments

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge a portion of the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement.

The market risk on these foreign currency forward exchange contracts at December 31, 2014, assuming a hypothetical 10 percent change in foreign currency exchange rates, would be approximately $4 on income before income taxes. Such impact would be substantially offset by remeasurement of the exchange rate on hedged items.

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

Sigma-Aldrich Corporation
Consolidated Statements of Income
($ In Millions, Except Per Share Data)

	Years ended December 31,
	2014	2013	2012
Sales	$2,785	$2,704	$2,623
Cost of products and services sold	1,366	1,343	1,276
Gross profit	1,419	1,361	1,347
Selling, general and administrative expenses	639	612	605
Research and development expenses	65	66	69
Other charges	34	22	14
Operating income	681	661	659
Interest, net	4	4	4
Income before income taxes	677	657	655
Provision for income taxes	177	166	195
Net income	$500	$491	$460

Net income per share - Basic	$4.20	$4.09	$3.80
Net income per share - Diluted	$4.17	$4.06	$3.77
Weighted average number of shares outstanding - Basic	119	120	121
Weighted average number of shares outstanding - Diluted	120	121	122
Dividends per share	$0.92	$0.86	$0.80
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income
($ In Millions)

	Years ended December 31,
	2014	2013	2012
Net income	$500	$491	$460
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	(120)	—	23
Pension and post retirement, net	(40)	55	10
Unrealized gain/(loss) on securities, net	—	(3)	3
Unrealized gain/(loss) on forward exchange contracts, net	22	(1)	3
Total other comprehensive income/(loss)	(138)	51	39
Comprehensive income	$362	$542	$499
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$958	$722
Accounts receivable	397	382
Inventories	699	699
Deferred taxes	46	31
Other	147	87
Total current assets	2,247	1,921

Property, plant and equipment:
Property, plant and equipment	2,108	2,098
Less - accumulated depreciation	(1,322)	(1,292)
Property, plant and equipment, net	786	806
Goodwill	756	691
Intangibles, net	292	255
Other	114	132
Total assets	$4,195	$3,805

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$145	$65
Accounts payable	183	152
Payroll	81	64
Income taxes	—	25
Other	81	77
Total current liabilities	490	383
Long-term debt	300	300
Pension and post-retirement benefits	103	73
Deferred taxes	69	74
Other	103	80
Total liabilities	1,065	910
Stockholders' equity:
Preferred stock, $1.00 par value; 10 million shares authorized at December 31, 2014, none authorized at December 31, 2013; none issued or outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $1.00 par value; 450 million shares authorized at December 31, 2014 and 300 million shares authorized at December 31, 2013; 202 million shares issued at December 31, 2014 and December 31, 2013; 119 million shares outstanding at December 31, 2014 and December 31, 2013	202	202
Capital in excess of par value	383	322
Common stock in treasury, at cost, 83 million shares at December 31, 2014 and 2013	(2,486)	(2,407)
Retained earnings	5,049	4,658
Accumulated other comprehensive income	(18)	120
Total stockholders' equity	3,130	2,895
Total liabilities and stockholders' equity	$4,195	$3,805
See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Stockholders' Equity
($ In Millions)

	Common Stock	Capital in Excess of Par Value	Common Stock in Treasury	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity
Balance, December 31, 2011	$202	$225	$(2,165)	$3,907	$30	$2,199
Net income	—	—	—	460	—	460
Other comprehensive income	—	—	—	—	39	39
Dividends	—	—	—	(97)	—	(97)
Exercise of stock options	—	36	18	—	—	54
Restricted stock unit grant	—	6	—	—	—	6
Stock-based compensation expense	—	9	—	—	—	9
Stock repurchases	—	—	(124)	—	—	(124)
Balance, December 31, 2012	$202	$276	$(2,271)	$4,270	$69	$2,546
Net income	—	—	—	491	—	491
Other comprehensive income	—	—	—	—	51	51
Dividends	—	—	—	(103)	—	(103)
Exercise of stock options	—	24	11	—	—	35
Restricted stock unit grant	—	7	(1)	—	—	6
Stock-based compensation expense	—	15	—	—	—	15
Stock repurchases	—	—	(146)	—	—	(146)
Balance, December 31, 2013	$202	$322	$(2,407)	$4,658	$120	$2,895
Net income	—	—	—	500	—	500
Other comprehensive income	—	—	—	—	(138)	(138)
Dividends	—	—	—	(109)	—	(109)
Exercise of stock options	—	37	10	—	—	47
Restricted stock unit grant	—	9	(4)	—	—	5
Stock-based compensation expense	—	15	—	—	—	15
Stock repurchases	—	—	(85)	—	—	(85)
Balance, December 31, 2014	$202	$383	$(2,486)	$5,049	$(18)	$3,130

Activity in common stock shares issued and common stock shares in treasury is summarized below (in millions):	Common Stock Issued	Common Stock in Treasury
Balance, December 31, 2011	202	81
Exercise of stock options	—	(1)
Stock repurchases	—	2
Balance, December 31, 2012	202	82
Exercise of stock options	—	(1)
Stock repurchases	—	2
Balance, December 31, 2013	202	83
Exercise of stock options	—	(1)
Stock repurchases	—	1
Balance, December 31, 2014	202	83

See accompanying notes to consolidated financial statements.

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows
($ in Millions)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$500	$491	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	138	136
Deferred income taxes	(10)	(8)	34
Stock-based compensation expense	23	22	17
Restructuring, net of payments	9	8	—
Other	(4)	(15)	(5)
Changes in operating assets and liabilities:
Accounts receivable	(39)	(32)	(15)
Inventories	(7)	12	(44)
Accounts payable	39	(8)	10
Income taxes	(8)	3	(10)
Other	5	30	(16)
Net cash provided by operating activities	640	641	567
Cash flows from investing activities:
Capital expenditures	(118)	(100)	(114)
Purchases of investments	(53)	(100)	(97)
Proceeds from sales of investments	50	83	97
Acquisitions of businesses, net of cash acquired	(170)	—	(391)
Proceeds from sale of net assets	—	13	—
Other	(5)	(4)	(6)
Net cash (used in) investing activities	(296)	(108)	(511)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	81	(318)	161
Dividends	(109)	(103)	(97)
Share repurchases	(85)	(146)	(124)
Proceeds from exercise of stock options	33	27	41
Other	9	7	13
Net cash (used in) financing activities	(71)	(533)	(6)
Effect of foreign currency exchange rate changes on cash	(37)	(2)	9
Net change in cash and cash equivalents	236	(2)	59
Cash and cash equivalents at January 1	722	724	665
Cash and cash equivalents at December 31	$958	$722	$724
Supplemental disclosures of cash flow information:
Income taxes paid	$180	$160	$156
Interest paid, net of capitalized interest	$7	$9	$8

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
Property, Plant and Equipment. The cost of property, plant and equipment is depreciated over the estimated useful lives of the assets using the straight-line method with lives generally ranging from 3 to 12 years for machinery and equipment, 3 to 7 years for information technology and 15 to 40 years for buildings and improvements. Depreciation expense was $107, $111 and $104 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company capitalizes interest as part of the cost of constructing major facilities and equipment.
Goodwill. ASC Subtopic 350-20 "Goodwill" requires the Company to assess goodwill for impairment rather than to systematically amortize goodwill against earnings. This goodwill impairment test compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company operates as one reporting unit and its fair value exceeds its carrying value, including goodwill. The Company has determined that no impairment of goodwill existed at December 31, 2014 or 2013.
Long-Lived Assets. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant unanticipated changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no indications of impairment existed at December 31, 2014 or 2013.

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
Effect of New Accounting Standards
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

NOTE 2: Proposed Merger with Merck KGaA

On September 22, 2014, Sigma-Aldrich Corporation entered into the Merger Agreement with Merck KGaA. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014, whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the receipt of certain antitrust and governmental approvals and other customary closing conditions. Other than the costs associated with this Merger Agreement discussed in Note 11 - Other Charges to the Company's consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data of Part II of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

The Company is also subject to restrictions on the conduct of its business prior to the consummation of the merger as provided in the Merger Agreement, including, among other things, certain restrictions on capital spending levels, the ability to repurchase shares, increase its dividend, acquire other businesses, sell, transfer or license assets, amend organizational documents and incur indebtedness.
For additional information related to the Merger Agreement, please refer to the Company's September 22, 2014 Form 8-K. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the September 22, 2014 Form 8-K.
NOTE 3: Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of year	$7	$7
Additions	1	1
Deductions	—	(1)
FX	(1)	—
Balance, end of year	$7	$7

NOTE 4: Inventories
The principal categories of inventories at December 31, 2014 and 2013 are as follows:

	2014	2013
Finished goods	$568	$575
Work in process	28	27
Raw materials	103	97
Total	$699	$699
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
NOTE 5: Property, Plant and Equipment, net
The principal categories of property, plant and equipment, net at December 31, 2014 and 2013 are as follows:

	2014	2013
Land	$51	$56
Buildings and improvements	846	854
Machinery and equipment	1,082	1,099
Construction in progress	129	89
Less - accumulated depreciation	(1,322)	(1,292)
Property, plant and equipment, net	$786	$806

NOTE 6: Intangible Assets
The Company's amortizable and unamortizable intangible assets at December 31, 2014 and 2013 are as follows:

	Cost		Accumulated Amortization
	2014	2013	2014	2013
Amortizable intangible assets:
Patents	$15	$14	$10	$9
Licenses	49	48	23	22
Customer relationships	299	254	91	77
Technical knowledge	57	48	22	19
Other	29	29	23	23
Total amortizable intangible assets	$449	$393	$169	$150
Unamortizable intangible assets:
Goodwill	$781	$717	$25	$26
Trademarks and trade names	22	20	10	8
Total unamortizable intangible assets	$803	$737	$35	$34

On October 31, 2014, the Company acquired Cell Marque, an industry-leading provider of in vitro diagnostic antibody reagents and kits, for approximately $170 in cash. The Company has estimated the preliminary allocation of the total purchase price consideration as follows: $17 acquired net operating assets; $66 acquired intangible assets, consisting principally of customer relationships; and $87 goodwill. The preliminary purchase price allocation is subject to potential adjustment as the Company finalizes its fair value determination of net assets acquired, which will be completed within one year from the date of acquisition. Any adjustments to the preliminary purchase price allocation may impact the amounts of recognized intangible assets and goodwill. Cell Marque was not material to the Company's consolidated statements of income for the 12 months ended December 31, 2014 and 2013, either on a reported or pro forma basis.

During the year ended December 31, 2013, the Company did not acquire any intangible assets or goodwill.
The Company recorded amortization expense related to amortizable intangible assets of $25, $27 and $32 for the years ended December 31, 2014, 2013 and 2012, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $22 to $28 from 2015 through 2019.
The changes in net goodwill for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Balance, beginning of year	$691	$691
Acquisitions and divestitures	87	(2)
Impact of foreign currency exchange rates	(22)	2
Balance, end of year	$756	$691

Current period acquisition and divestitures relate to the preliminary purchase price allocation for the Cell Marque acquisition made during 2014. The preliminary allocation will be finalized within one year from the date of acquisition.

NOTE 7: Notes Payable
Notes payable consist of the following at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$145	0.3%	$65	0.1%
Sigma-Aldrich Japan GK credit facilities (2)	—	—	—	—
Other short-term credit facilities (3)	—	—	—	—%
Total notes payable	$145	0.3%	$65	0.1%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. The facility matures on May 10, 2018. At December 31, 2014 and December 31, 2013, the Company did not have any borrowings outstanding under this facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. The carrying value of the commercial paper outstanding approximates its fair value. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth, as defined in the underlying credit agreement. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth was 12.5 percent and 0.0 percent, respectively, at December 31, 2014.

(2)
Sigma-Aldrich Japan GK has two credit facilities having a total commitment of 2 billion Japanese Yen (approximately $17), with one facility expiring April 30, 2015 and the other representing a line of credit with no expiration. No borrowings were outstanding under these facilities at both December 31, 2014 and December 31, 2013.

(3)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of approximately $3, at December 31, 2014 and December 31, 2013.
The Company has provided a guarantee for any outstanding borrowings from one of the short-term credit facilities of the wholly-owned Japanese subsidiary. At December 31, 2014, there were no existing events of default that would require the Company to honor this guarantee.

NOTE 8: Long-Term Debt
Long-term debt consists of the following at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate

Senior notes, due November 1, 2020 (1)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

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

Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $8, $9 and $8 in 2014, 2013 and 2012, respectively.
The fair value of long-term debt was approximately $312 and $298 at December 31, 2014 and 2013, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.
NOTE 9: Financial Derivatives and Risk Management
The Company conducts business in many parts of the world and is subject to risks associated with changing foreign currency exchange rates. Accordingly, the Company uses derivative instruments designated as cash flow hedges and net investment hedges, as well as derivative instruments that are not designated as hedging instruments to mitigate a portion of this risk. These derivative instruments are primarily comprised of foreign currency forward exchange contracts, and are classified within Level 2 of the fair value hierarchy for which fair value is determined by using foreign currency market spot rates and forward points observable at commonly quoted intervals. The Company does not enter into foreign currency forward exchange contracts for speculative trading purposes.
Cash Flow Hedges
A significant portion of the Company's cost of products and services sold is denominated in the U.S. Dollar, while approximately 60 percent of the Company's sales are denominated in other currencies. Intercompany inventory purchases, which are sourced primarily from subsidiaries with U.S. Dollar functional currencies, are sold to customers by international subsidiaries in other local currencies. The Company uses foreign currency forward exchange contracts to mitigate a portion of the foreign currency risks associated with these forecasted intercompany inventory purchases.
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. At December 31, 2014 and 2013, the Company had outstanding notional principal amounts of $187 and $298, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at December 31, 2014 and 2013:

		Years ended December 31,
Item	Reporting Location	2014	2013
Forward exchange contracts asset derivative	Other current assets	$23	$5
Forward exchange contracts liability derivative	Other current liabilities	—	6
Gain recognized in AOCI, net	AOCI	24	2

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012, net of immaterial tax effects.

		Years ended December 31,
Item	Reporting Location	2014	2013	2012
Gain recognized in OCI, net	OCI	$28	$4	$3
Gain reclassified from AOCI into net income	Costs of products and services sold	6	5	—

As of December 31, 2014, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects $23 of unrealized gains included in AOCI, based on the value of these contracts as of December 31, 2014, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

Net Investment Hedges

The Company also holds investments in international subsidiaries that own net assets denominated in foreign currencies. The U.S. Dollar value of these foreign currency denominated net assets fluctuate as the exchange rate fluctuates. From time to time the Company will enter into net investment hedges to reduce the variability in the U.S. Dollar equivalent of net asset values due to changes in exchange rates. During 2014, the Company entered into foreign currency forward exchange contracts with third party banks to hedge certain net assets denominated in the Euro and Swiss Franc.

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. Gains or losses related to the ineffective portion of these hedging instruments were not material for the year ended December 31, 2014. At December 31, 2014 and 2013, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.
Derivatives Not Designated As Hedging Instruments

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge a portion of the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the fair value at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of December 31, 2014, the majority of these contracts are in established currencies including the Euro, British Pound and Japanese Yen. The impact of these contracts was not material to the consolidated financial statements as of and for the years ended December 31, 2014, 2013 and 2012. The notional amount of open foreign currency forward exchange contracts at December 31, 2014 and 2013 was $195 and $199, respectively.

NOTE 10: Lease Commitments
The Company and its subsidiaries lease manufacturing, office and warehouse facilities and computer equipment under non-cancelable operating leases expiring at various dates. Rent expense was $39, $43 and $42 in 2014, 2013, and 2012, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2014, are as follows:

2015	$29
2016	25
2017	21
2018	18
2019	14
2020 and thereafter	24
$131

NOTE 11: Other Charges

	2014	2013	2012
Restructuring costs	$17	$10	$9
Licensing dispute settlement	—	7	—
Costs related to mergers and acquisitions	17	5	5
Total restructuring and other charges	$34	$22	$14
Restructuring Costs
Programs Implemented During 2014
In the third quarter of 2014, the Company committed to the closure of a facility in Europe. This closure is expected to impact approximately 80 employees and further reduce the Company's fixed cost structure. Total restructuring costs are expected to be $16, comprised of $12 to reduce the value of the assets associated with this facility and $4 of employee termination costs. During the year ended December 31, 2014, $15 of these restructuring costs were recognized.
Programs Implemented During 2013

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and was intended to further reduce the Company's fixed cost structure. Total restructuring costs associated with this plan were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. During the year ended December 31, 2013, $10 of these restructuring costs were recognized. During the year ended December 31, 2014, the remaining $2 of these restructuring costs were recognized. As of December 31, 2014, all exit activities were complete.
Programs Implemented During 2012
In the second quarter of 2012, the Company committed to a restructuring plan to exit various sales office locations in Europe. These exit activities impacted approximately 30 employees and were intended to reduce the Company's fixed cost structure by streamlining the sales force in Europe. Total restructuring costs associated with this plan were $4 and were incurred during 2012. As of December 31, 2012, all exit activities were complete.
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
Costs Related to Mergers and Acquisitions
Costs of $16 associated with the pending Merck KGaA merger and $1 associated with the October 2014 acquisition of Cell Marque were incurred during the year ended December 31, 2014. Costs of $5 associated with merger and acquisition activity were incurred during the second quarter of 2013. Costs of $5 were incurred during the first quarter of 2012 related to the January 2012 acquisition of BioReliance and the March 2012 acquisition of Research Organics.

NOTE 12: Income Taxes
The components of income before income taxes consist of the following for the years ended December 31:

	2014	2013	2012
United States operations	$348	$365	$386
International operations	329	292	269
Total income before taxes	$677	$657	$655
The provision for income taxes consists of the following for the years ended December 31:

	2014	2013	2012
Current:
Federal	$128	$118	$108
State and local	7	12	13
International	51	40	40
Total current	186	170	161
Deferred:
Federal	(7)	(5)	15
State and local	(3)	(3)	3
International	1	4	16
Total deferred	(9)	(4)	34
Provision for income taxes	$177	$166	$195

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and the Company's effective tax rate are as follows for the years ended December 31:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
U.S. manufacturing deduction	(1.2)	(1.1)	(1.2)
State and local income taxes, net of federal benefit	0.8	1.0	1.7
Research and development credits	(0.6)	(0.6)	—
International tax rates	(8.6)	(6.8)	(5.2)
Tax audits and unrecognized tax positions	1.2	0.6	(0.2)
Tax rate and law changes	(0.1)	(1.4)	(0.2)
Other, net	(0.4)	(1.4)	(0.1)
Total effective tax rate	26.1%	25.3%	29.8%

The Company's effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 26.1%, 25.3% and 29.8%, respectively. These rates reflect the tax benefits of the Company's significant international operations in countries that have lower statutory tax rates than the U.S. statutory tax rate. During 2014, the Company incurred an increase in costs for uncertain tax positions as a result of audit activity while 2012 resulted in a net benefit as a result of statute of limitations expirations. In 2013, the Company benefited from several tax rate and law changes, primarily the reduction in the U.K. statutory tax rate and the retroactive extension of the 2012 U.S. R&D tax credit in 2013.

Undistributed earnings of the Company's international subsidiaries amounted to approximately $1,735 at December 31, 2014. No U.S. income taxes have been provided for these undistributed earnings as the Company intends to indefinitely reinvest these earnings abroad. If the Company were to distribute these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for international tax credits) and withholding taxes payable to various international jurisdictions. At this time, it is not practicable to determine the amount of deferred income taxes that would be payable on the unremitted international earnings of the Company, assuming such earnings were distributed.

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets/liabilities at December 31, 2014 and 2013 resulted from the following temporary differences:

	2014	2013
Deferred tax assets:
Inventories	$31	$23
Net operating loss carryforwards	7	9
Post-retirement benefits and other employee benefits	43	43
Pension benefits	9	4
Other	18	22
Total deferred tax assets	108	101
Valuation allowances	(3)	(4)
Net deferred tax assets	105	97
Deferred tax liabilities:
Property, plant and equipment, and intangibles	(120)	(131)
Total deferred tax liabilities	(120)	(131)
Net deferred tax assets (liabilities)	$(15)	$(34)

The net operating loss carryforwards relate to domestic and international operations. At December 31, 2014, $7 of these deferred tax assets expire between 2015 and 2034. The Company has provided valuation allowances on these deferred tax assets of approximately $3. Realization of deferred tax assets representing net operating loss carryforwards for which a valuation allowance has not been provided is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.

Deferred tax assets and liabilities in the preceding table, netted by taxing jurisdiction, are included in the following captions in the Company's consolidated balance sheets at December 31:

	2014	2013
Deferred tax assets	$46	$31
Other assets	13	11
Other accrued expenses	(5)	(2)
Deferred tax liabilities	(69)	(74)
Net deferred tax assets (liabilities)	$(15)	$(34)

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

The following table sets forth changes in the total gross unrecognized tax benefits, excluding interest and penalties, for the years ended December 31:

	2014	2013	2012
Balance, beginning of year	$37	$33	$33
Tax positions related to current year:
Additions	9	7	4
Reductions	—	—	—
Tax positions related to prior years:
Additions	10	2	1
Reductions	(1)	(1)	(1)
Settlements	—	—	—
Statutes of limitation expirations	(1)	(4)	(4)
Balance, end of year	$54	$37	$33

At December 31, 2014, 2013 and 2012, respectively, there are $38, $24 and $20 of net unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

The Company believes it is reasonably possible that the unrecognized tax benefits at December 31, 2014 may decrease by approximately $3 due to audit activity and statute of limitation expirations in several jurisdictions within 12 months of December 31, 2014.

The Company accrues interest, net of tax, and penalties related to unrecognized tax benefits as components of its income tax provision. The Company recognized approximately $1 of expense in 2014, no expense in 2013, and $1 of expense in 2012 related to interest and penalties. The Company had accrued approximately $4 and $3 for the payment of interest, net of tax, and penalties as of December 31, 2014 and 2013, respectively.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At December 31, 2014, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 – Notes Payable, Note 8 – Long-Term Debt, Note 10 – Lease Commitments and Note 16 – Pension and Post-retirement Benefit Plans.
NOTE 14: Equity Instruments and Share Based Compensation
The Company's authorized number of shares outstanding is 450 million shares at December 31, 2014 compared to 300 million shares at December 31, 2013. This increase was approved by shareholders at the Company's annual meeting on May 6, 2014 to enhance the Company's flexibility to consider and respond to future business needs and opportunities.
The 2014 LTIP, which was approved by shareholders at the Company's annual meeting on May 6, 2014 and replaced the 2003 LTIP, permits the granting of incentive or nonqualified stock options as well as stock appreciation rights, performance shares, RSUs and other stock-based awards. The 2014 LTIP permits the distribution of up to 7,000,000 shares of the Company's common stock, subject to increase for any shares forfeited under other equity compensation plans after the effective date of the 2014 LTIP. Shares issued under the 2014 LTIP may be authorized and unissued shares or treasury shares. The 2014 LTIP permits the award of non-qualified stock options and other stock-based awards to those members of the Board of Directors who are not employees of the Company. Under the 2003 LTIP for 2012 and prior years, a non-employee Director received (i) an initial option to purchase 20,000 shares of Company common stock on the date of his or her initial election as a Director, (ii) 1,200 shares of stock granted on the first business day in January and (iii) additional awards of options to purchase 10,000 shares on the day after each annual shareholders' meeting if the non-employee Director had served on the Board for at least six months. Beginning in 2013, the Board (i) reduced the initial option grant for new Directors to two times their annual cash retainer, (ii) reduced the amount of additional option awards to an amount equal to 60 percent of a director's annual equity grant award and (iii) provided the other 40 percent in time-based RSUs, each of which vest one-third on each grant date anniversary. Incentive and nonqualified stock options may not have an option exercise price of less than the fair market value of the shares at the date of the grant. Including shares forfeited or swapped, 6,997,840 shares of the Company's common stock remain available for award under the 2014 LTIP at December 31, 2014.

As of December 31, 2014, the Company expects $20 of unrecognized expense related to granted, but nonvested stock-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 1.4 years, or fully upon a change in control.
Stock-based compensation expense is included in SG&A. The stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $23, $22 and $17, respectively. The tax benefit related to the expense for the years ended December 31, 2014, 2013 and 2012 was $8, $7 and $6, respectively.
Stock Options. The Company measures the total fair value of options on the grant date using the Black-Scholes option-pricing model and recognizes each grant's fair value as compensation cost over the period that the option vests. Options generally become exercisable from one to three years following the grant date and expire ten years after the grant date. During the year ended December 31, 2014, the Company granted a total of 452,875 stock options under the 2003 LTIP.
The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants are as follows:

	2014	2013	2012
Expected term (years)	5.0	5.0	4.9
Expected volatility	24.37%	31.86%	32.92%
Risk-free interest rate	1.51%	0.98%	0.80%
Dividend yield	1.07%	1.13%	1.11%
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
A summary of the combined stock option activity and other data for the Company's stock option plans, including the 2003 LTIP, the Stock Option Plan of 2000 and the 1998 Directors' Non-Qualified Share Option Plans, for the year ended December 31, 2014 is as follows:

	Number of Stock Options	Wtd. Avg. Exercise Price Per Share	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options outstanding, January 1, 2014	3,306,297	$56.70
Granted	452,875	93.06
Exercised	(778,657)	42.66
Forfeited	(60,541)	73.16
Stock Options outstanding, December 31, 2014	2,919,974	65.74	72.34 months	$209
Stock Options exercisable, December 31, 2014	1,884,673	56.09	56.39 months	$153
The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $54, $35 and $52, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $19.79, $20.11 and $18.67 per share, respectively.
Performance Shares. Performance Share awards in 2014, 2013 and 2012 were 65,010, 104,545 and 224,560 shares, respectively. A summary of the criteria for the Performance Share awards can be found in the table below.

	2014 (1)	2013 (2)	2012
Service Period	Three years	Three years	Three years
Vesting Period	Cliff vest on December 31, 2016	Cliff vest on December 31, 2015	Cliff vest December 31, 2014
Payout Range (3)	0 percent to 200 percent	0 percent to 200 percent	0 percent to 200 percent
Metrics / Performance Criteria	- 40 percent based upon the Company's yearly return on invested capital (calculated each year of the service period)	- 40 percent based upon the Company's yearly return on invested capital (calculated each year of the service period)	- 40 percent based upon the Company's three-year average return on equity ratio calculation
	- 40 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)	- 40 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)	- 40 percent based upon the Company's three-year average sales growth (adjusted for changes in foreign currency exchange rates)
	- 20 percent based on the Company's total shareholder return relative to certain competitors	- 20 percent based on the Company's total shareholder return relative to certain competitors	- 20 percent based on the Company's total shareholder return relative to certain competitors
(1) Of the 65,010 Performance Shares awarded in 2014, 3,340 were awarded on February 10, 2014 and subject to different performance criteria than those noted within the table above. These Performance Shares have a 3 year performance period beginning January 1, 2014 and ending December 31, 2016, with 50 percent vesting on the three-year anniversary of the award date and 50 percent vesting on the four-year anniversary of the award date. Performance is measured by the Company achieving "Cumulative Free Cash Flow" during the performance period equal to or greater than $900. For these specific awards, the Company expenses the expected cost of the awards over the respective vesting periods beginning on the grant date with half ending on the three-year anniversary of the award date and half ending on the four-year anniversary of the award date.
(2) Of the 104,545 Performance Shares awarded in 2013, 30,290 were awarded on September 3, 2013 and subject to different performance criteria than those noted within the table above. These Performance Shares have a three year performance period beginning July 1, 2013 and ending June 30, 2016, with 50 percent vesting on the three-year anniversary of the award date and 50 percent vesting on the five-year anniversary of the award date. Performance is measured by the Company achieving "Cumulative Free Cash Flow" during the performance period equal to or greater than $900. For these specific awards, the Company expenses the expected cost of the awards over the respective vesting periods beginning on the grant date with half ending on the three-year anniversary of the award date and half ending on the five-year anniversary of the award date.
(3) The payout range is determined at the end of the performance period.
Subject to meeting the performance criteria, the Performance Share grants will be paid in shares of the Company's common stock. Such shares do not pay or accumulate dividends, if any, during the vesting period. The Company expenses the expected cost of the awards over the vesting period beginning on the grant date and ending on December 31 of the third subsequent fiscal year, except for those discussed in notes (1) and (2) above. The expense for the entire number of Performance Shares awarded is dependent upon the probability of achieving the specific financial targets and is recorded ratably over the vesting period.

A summary of the Company's nonvested Performance Shares as of December 31, 2014, and changes during the year then ended, is reflected in the table below.

	Number of Performance Units	Wtd. Avg. Grant Date Fair Value
Nonvested Performance Shares outstanding, January 1, 2014	255,437	$72.45
Granted	65,010	90.18
Vested	(156,929)	71.73
Forfeited (1)	(2,467)	70.45
Nonvested Performance Shares outstanding, December 31, 2014	161,051	80.35

(1)
Includes reductions due to employee terminations and reductions as a result of the Company not meeting certain performance targets. The weighted average grant date fair value of Performance Shares granted during the years ended December 31, 2014, 2013 and 2012 was $90.18, $75.00 and $71.73, respectively.

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
Restricted Stock Units. The Company measures the total fair value of RSUs on the grant date using the Company's stock price at the time of the grant less the present value of the expected dividend stream during the vesting period. During the year ended December 31, 2014, the Company granted a total of 80,245 RSUs. RSUs awarded during the year have a vesting period of three years with some awards vesting one-third each year and most awards cliff vesting at the end of the three year period. The awards are expensed over their respective vesting period.
A summary of the Company's nonvested RSUs as of December 31, 2014, and changes during the year then ended, is reflected in the table below.

	Number of RSUs	Wtd. Avg. Grant Date Fair Value
Nonvested RSUs outstanding, January 1, 2014	123,776	$72.35
Granted	80,245	93.66
Vested	(21,403)	65.31
Forfeited (1)	(8,064)	76.44
Nonvested RSUs outstanding, December 31, 2014	174,554	82.82

(1)	Includes reductions due to employee terminations.
The weighted average grant date fair value of RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $93.66, $74.30 and $71.45, respectively.
NOTE 15: Company Operations by Business Unit
The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	2014	2013	2012
Research	$1,404	$1,402	$1,398
Applied	680	629	598
SAFC Commercial	701	673	627
Total	$2,785	$2,704	$2,623
The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. The Company's business units are closely interrelated in their activities and share services such as order entry, billing, technical services, e-

commerce, purchasing and inventory control, and also share production and distribution facilities. Additionally, these units are supported by centralized functional areas such as finance, human resources, quality, safety and compliance and information technology. Further, the Company's CEO, CFO and business unit Presidents participate in compensation programs in which a portion of their incentive compensation is based upon consolidated Company results for sales growth (and for the business unit Presidents, the sales growth in the business unit for which they are responsible), consolidated adjusted Company operating income, consolidated Company free cash flow and individual/business unit objectives which are funded based on achievement of consolidated adjusted Company EPS (and for the business unit Presidents, allocated based on achievement of certain financial metrics within their respective business unit). Based on these factors, the Company has concluded that it operates in one segment.
Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Products shipped from the U.S. to unaffiliated customer destinations outside of the U.S. are presented in the summary below:

Year	Amount	Year	Amount	Year	Amount
2014	$63	2013	$60	2012	$61
Geographic financial information is as follows:

	2014	2013	2012
Net sales to unaffiliated customers:
United States	$1,058	$1,026	$987
International	1,727	1,678	1,636
Total	$2,785	$2,704	$2,623
Long-lived assets at December 31:
United States	$556	$523	$549
International	320	357	351
Total	$876	$880	$900
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
Effective December 31, 2012, the U.S. defined benefit pension plan was frozen. Participants under this plan have not been accruing service-based benefits and have been treated as inactive for accounting purposes. Effective January 1, 2013, the affected employees were eligible for additional contributions under an enhanced defined contribution plan.
In the fourth quarter of 2014, the Board approved and management communicated the termination of the Company's U.S. defined benefit pension plan effective December 31, 2014. Final asset distribution is expected to be complete in 2015 following Internal Revenue Service approval.
Effective January 1, 2014, the Swiss defined benefit plan was amended from a final pay plan to a cash balance-type plan. The change resulted in a reduction of the Company's projected benefit obligation of $11.
Effective June 30, 2014, post-retirement medical plan was eliminated for participants aged 65 and above. As a result, the projected benefit obligation decreased by $17 in 2014.
The following chart reconciles the funded status of the plans with amounts included in the Company's consolidated balance sheets:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Reconciliation of funded status of the plans and the amounts included in the Company's Consolidated Balance Sheets at December 31:
Change in benefit obligations
Beginning obligations	$169	$178	$289	$299	$39	$47
Service cost	—	—	7	9	—	1
Interest cost	7	6	9	8	1	1
Participant contributions	—	—	3	3	1	1
Plan amendments	—	—	—	(11)	(17)	—
Plan settlements	(9)	(7)	—	(6)	—	—
Benefits and expenses paid	(1)	(1)	(6)	(7)	(2)	(2)
Actuarial loss (gain)	4	(7)	71	(12)	—	(9)
Changes in foreign currency exchange rates	—	—	(32)	6	—	—
Ending obligations	$170	$169	$341	$289	$22	$39
Changes in plans assets
Beginning fair value	$181	$158	$255	$228	$—	$—
Actual return on plan assets	10	31	24	20	—	—
Employer contributions	—	—	6	8	1	1
Participant contributions	—	—	3	3	1	1
Plan settlements	(9)	(7)	—	(3)	—	—
Benefits and expenses paid	(1)	(1)	(6)	(7)	(2)	(2)
Changes in foreign currency exchange rates	—	—	(24)	6	—	—
Ending fair value	$181	$181	$258	$255	$—	$—
Reconciliation of funded status
Funded status	$11	$12	$(83)	$(34)	$(22)	$(39)
Net Consolidated Balance Sheet asset/(liability)	$11	$12	$(83)	$(34)	$(22)	$(39)

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Amounts recognized in the Company's Consolidated Balance Sheets:
Non current assets	$11	$12	$—	$2	$—	$—
Current liabilities	—	—	(1)	—	(1)	(2)
Pension and post-retirement benefits	—	—	(82)	(36)	(21)	(37)
Net amount recognized	$11	$12	$(83)	$(34)	$(22)	$(39)
Reconciliation of amounts recognized in the Company's Consolidated Balance Sheets
Prior service (cost) credit	$—	$—	$9	$11	$18	$4
Net (loss) gain	(34)	(30)	(90)	(39)	13	15
Accumulated other comprehensive (loss) income	$(34)	$(30)	$(81)	$(28)	$31	$19
Accumulated contributions in excess of (less than) net periodic benefit cost	45	42	(2)	(6)	(53)	(58)
Net amount asset/(liability) recognized in statement of financial position	$11	$12	$(83)	$(34)	$(22)	$(39)

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Changes in plan assets and benefit obligations recognized in other comprehensive income
New prior service cost	$—	$—	$—	$—	$(11)	$—	$(17)	$—	$—
Net loss (gain) arising during the year	7	(27)	(11)	59	(21)	9	—	(8)	(8)
Effect of changes in foreign currency exchange rates on amounts included in AOCI	—	—	—	(6)	—	2	—	—	—
Amounts recognized as a component of net periodic benefit cost
Amortization or curtailment recognition of prior service credit	—	—	—	1	—	—	4	1	1
Amortization or settlement recognition of net loss	(2)	(1)	(5)	(1)	(6)	(4)	1	—	—
Total recognized in other comprehensive loss (income)—pretax	$5	$(28)	$(16)	$53	$(38)	$7	$(12)	$(7)	$(7)
Total recognized in net periodic benefit cost and other comprehensive loss	$1	$(31)	$(5)	$57	$(28)	$18	$(16)	$(6)	$(5)
Estimated amounts that will be amortized from accumulated other comprehensive income over the next fiscal year
Prior service (cost) credit	$—	$—	$—	$1	$1	$—	$4	$1	$1
Net loss	—	—	(1)	(6)	(1)	(4)	1	1	—
Total estimated amortization	$—	$—	$(1)	$(5)	$—	$(4)	$5	$2	$1

The components of the net periodic benefit costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$10	$7	$9	$8	$—	$1	$1
Interest cost	7	6	7	9	8	9	1	1	2
Expected return on plan assets	(13)	(11)	(11)	(12)	(11)	(10)	—	—	—
Amortization	—	1	5	—	4	4	(5)	(1)	(1)
Settlement loss	2	1	—	—	—	—	—	—	—
Net periodic benefit cost	$(4)	$(3)	$11	$4	$10	$11	$(4)	$1	$2
The rate assumptions associated with the pension and post-retirement medical benefit plans to determine benefit obligations and additional year-end information are as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2014	2013	2014	2013	2014	2013
Assumptions to determine benefit obligations
Discount rate	4.07%	4.45%	2.05%	3.36%	3.55%	4.80%
Compensation rate increase	n/a	n/a	2.64%	2.74%	n/a	n/a
Measurement date	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31	Dec-31
Additional year-end information
Accumulated benefit obligation	$170	$169	$321	$271	n/a	n/a
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—	$341	$189	n/a	n/a
Accumulated benefit obligation	—	—	321	176	n/a	n/a
Fair value of plan assets	—	—	258	153	n/a	n/a
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—	$341	$189	$22	$39
Fair value of plan assets	—	—	258	153	—	—
The rate assumptions associated with the pension and post-retirement medical benefit plans to determine periodic pension costs are as follows:

	Pension Plans						Post-Retirement Medical Benefit Plans
	United States			International
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.45%	3.60%	4.35%	3.36%	2.96%	3.52%	4.80%	3.90%	4.50%
Expected rate of return on plan assets	7.75%	7.75%	8.25%	4.95%	4.87%	4.98%	n/a	n/a	n/a
Compensation rate increase	n/a	n/a	3.55%	2.74%	2.59%	2.95%	n/a	n/a	n/a

The expected employer contributions and benefit payments are shown in the following table for the pension and post-retirement medical benefit plans:

		Pension Plans		Post-Retirement Medical Benefit Plans(2)	Expected Medicare Subsidy Receipts
Cash Flows	Year	United States(1)	International
Expected employer contributions	2015	$—	$5	$1	n/a
Expected benefit payments for year ending December 31st	2015	177	6	1	—
	2016	—	7	2	—
	2017	—	6	2	—
	2018	—	7	2	—
	2019	—	7	2	—
	Next 5 years	—	46	10	—

(1)	The Company's U.S. defined benefit pension plan was terminated effective December 31, 2014, pending Internal Revenue Service approval. Final asset distribution is expected in 2015.

(2)	Expected payments for Post-Retirement Medical Benefit Plans are shown net of the expected Medicare subsidy receipts.
Pension Plans. For purposes of selecting a discount rate in both 2013 and 2012, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Above Mean Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. The plans are assumed to continue in force for as long as the assets are expected to be invested. In estimating the expected long-term rate of return on assets, appropriate consideration is given to historical performance for the major asset classes held or anticipated to be held by the pension plans and to current forecasts of future rates of return for those asset classes. Cash flow and expenses are taken into consideration to the extent that the expected return would be affected by them. Because assets are held in qualified trusts, expected returns are not reduced for taxes.

As a result of the U.S. pension plan termination, the benefit obligations are the best-estimate termination liability consisting of estimated annuity premiums and lump-sum payouts.  Annuity Pricing Rate Composites were used to estimate annuity premiums.  The 2014 discount rate is the weighted average implicit discount rate taking into account the estimated annuity premiums and lump-sum payouts.
The assets of the pension plans are invested with professional asset managers to produce a diversified portfolio. The Company believes the investments are sufficiently diversified to maintain a reasonable level of risk without unduly sacrificing return. Target asset allocations and weighted average asset allocations at December 31, 2014 are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plan	International Plans	U.S. Plan	International Plans
Equity Securities	—%	38–50%	—%	49%
Real Estate	—%	6–12%	—%	9%
Debt Securities	100%	36–57%	100%	39%
Other	—%	0–10%	—%	3%

Fair Value Measurements at December 31, 2014

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Real estate	$—	$23	$23
Common/collective trust funds — equity	—	126	126
Common/collective trust funds — government debt	—	161	161
Common/collective trust funds — Corporate and other non-government debt	—	120	120
Common/collective trust funds — real estate	—	1	1
Cash and cash equivalents	4	4	8
Total	$4	$435	$439
Fair Value Measurements at December 31, 2013

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1(1))	Significant Other Observable Inputs (Level 2(2))	Total
Real estate	—	22	22
Common/collective trust funds — equity	—	260	260
Common/collective trust funds — government debt	—	18	18
Common/collective trust funds — Corporate and other non-government debt	—	126	126
Common/collective trust funds — real estate	—	1	1
Cash and cash equivalents	5	4	9
Total	$5	$431	$436

(1)	Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations.

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
Investment Strategy. The U.S. pension plan's overall investment strategy had been to hold a mix of approximately 75 percent of investments in U.S. and International equities and 25 percent in bonds. In the third quarter of 2014, in light of the planned termination of the U.S. pension plan, the investment strategy was revised to hold 100% of investment assets in fixed income funds, which contain mainly government and investment-grade corporate bonds.
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
Post-Retirement Medical Benefit Plans. For purposes of selecting a discount rate, the present value of the cash flows as of the measurement date is determined using the spot rates from the Mercer Above Mean Yield Curve, and based on the present values, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date. Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. Medical costs were assumed to increase at an annual rate of 7.39 percent in 2014, decreasing ratably to a growth rate of 4.5 percent in 2030 and remaining at 4.5 percent per year thereafter. The effects of a one-percentage point increase or decrease in the assumed health care cost trend rates on the aggregate service and interest cost components and on the post-retirement benefit obligations are not material to the Company's consolidated financial statements. Benefits are funded as claims are paid.
401(k) Retirement Savings Plan. The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The Company's policy is to fully fund the 401(k) plan. The cost for the 401(k) plan was $23, $22 and $11 for the years ended December 31, 2014, 2013 and 2012 respectively.
NOTE 17: Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	December 31, 2014	December 31, 2013

Other receivables	$69	$36
Prepaid expenses	20	22
Short-term investment securities	56	27
Other current assets	2	2
Total other current assets	$147	$87

Other assets
Other assets are summarized as follows:

	December 31, 2014	December 31, 2013

Other investments	$14	$11
Cash value of life insurance policies	40	34
Deferred taxes	13	11
Long-term investment securities	—	33
Pension and post-retirement asset	11	14
Other non-current assets	36	29
Total other assets	$114	$132
Other current liabilities
Other current liabilities are summarized as follows:

	December 31, 2014	December 31, 2013

Legal and professional	$7	$5
Pension and post-retirement liability	2	2
Freight	7	7
Other accrued expenses	65	63
Total other current liabilities	$81	$77

Other liabilities
Other liabilities are summarized as follows:

	December 31, 2014	December 31, 2013

Deferred compensation	$36	$31
Non-current income taxes	52	37
Other non-current liabilities	15	12
Total other non-current liabilities	$103	$80
NOTE 18: Earnings Per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.
A reconciliation of basic and diluted EPS, together with the related shares outstanding in millions for the years ended December 31, is as follows:

	2014	2013	2012
Net income available to common shareholders	$500	$491	$460
Weighted average shares
Basic shares	119	120	121
Effect of dilutive securities—options outstanding	1	1	1
Diluted shares	120	121	122
Net income per share—Basic	$4.20	$4.09	$3.80
Net income per share—Diluted	$4.17	$4.06	$3.77

There were no common shares excluded from the calculation of weighted average shares for the year ended December 31, 2014. Potential common shares totaling 1 million were excluded from the calculation of weighted average shares for the years ended December 31, 2013 and 2012, because their effect was considered to be anti-dilutive.

NOTE 19: Share Repurchases
At December 31, 2014 and 2013, the Company had repurchased a total of 102 million and 101 million shares, respectively, of an authorized repurchase program of 110 million shares. This authorization expired in November 2014 and was not extended due to the pending Merck KGaA transaction.
NOTE 20: Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the twelve months ended December 31, 2014.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance	$141	(23)	$—	$2	$120
Other comprehensive income (loss) before reclassification	(120)	(38)	—	28	(130)
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	2	—	6	8
Net current-period other comprehensive income (loss)	(120)	(40)	—	22	(138)
Ending balance	$21	$(63)	$—	$24	$(18)
The following table shows the components of AOCI for the twelve months ended December 31, 2013.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance	$141	$(78)	$3	$3	$69
Other comprehensive income (loss) before reclassification	—	51	3	4	58
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(4)	6	5	7
Net current-period other comprehensive income (loss)	—	55	(3)	(1)	51
Ending balance	$141	$(23)	$—	$2	$120

The following table shows the components of AOCI for the twelve months ended December 31, 2012.

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Securities, Net	Unrealized Gain (Loss) on cash flow hedges, Net	Total
Beginning balance	$118	$(88)	$—	$—	$30
Other comprehensive income (loss) before reclassification	23	4	3	3	33
Less: Amounts reclassified from accumulated other comprehensive income (loss) to net income	—	(6)	—	—	(6)
Net current-period other comprehensive income (loss)	23	10	3	3	39
Ending balance	$141	$(78)	$3	$3	$69
During 2014, amounts reclassified from AOCI include gains of $6 into costs of products and services sold and gains of $2 into SG&A. During 2013, amounts reclassified from AOCI include gains of $5 into cost of products and services sold and gains of $2 into SG&A. During 2012, amounts reclassified from AOCI include losses of $6 into SG&A. These adjustments are net of immaterial tax effects.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Sigma-Aldrich Corporation:
We have audited the accompanying consolidated balance sheets of Sigma-Aldrich Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sigma-Aldrich Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Sigma-Aldrich Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission .

The scope of management’s assessment of internal control over financial reporting as of December 31, 2014, included all of the Company’s subsidiaries except Cell Marque Corporation (Cell Marque), which was acquired by the Company on October 31, 2014. Total assets related to Cell Marque of approximately $172 million and revenues for the period subsequent to the acquisition (October 31, 2014 - December 31, 2014) of approximately $5 million were included in the consolidated financial statements of Sigma-Aldrich Corporation and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Cell Marque as of December 31, 2014.

/s/ KPMG LLP
St. Louis, Missouri
February 12, 2015

Selected Quarterly Financial Data (Unaudited):
The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2014 and 2013. Year-to-date EPS amounts may be different than the sum of the applicable quarters due to differences in weighted average shares outstanding for the respective periods.

	2014 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$689	$701	$690	$705
Gross profit	351	358	348	362
Operating income	174	184	154	169
Net income	126	133	108	133
Net income per share—Basic	1.06	1.12	0.91	1.12
Net income per share—Diluted	1.05	1.11	0.90	1.11

Amounts impacting comparability include pretax costs related to merger and acquisition activity of $11 and $6 for the quarters ended September 30 and December 31, 2014, respectively, and pretax restructuring charges of $1, $1, $14 and $1 for the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively.

	2013 Quarter Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Net sales	$675	$681	$664	$684
Gross profit	344	341	334	342
Operating income	166	166	158	171
Net income	122	119	119	131
Net income per share—Basic	1.02	0.99	0.99	1.09
Net income per share—Diluted	1.01	0.98	0.98	1.08
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
Controls and Procedures
The Company's management, under the supervision and with the participation of the Company's CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and the CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.
Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a–15(f)). Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992). Management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on these criteria.
The scope of management's assessment of the effectiveness of internal control over financial reporting included all of the Company's subsidiaries except Cell Marque, which was acquired by the Company on October 31, 2014. Total assets related to Cell Marque of approximately $172 and revenues for the period subsequent to the acquisition (October 31, 2014 - December 31, 2014) of approximately $5 were included in our consolidated financial statements as of and for the year ended December 31, 2014.
KPMG LLP, our independent registered public accounting firm, has issued a report of the effectiveness of internal control over financial reporting which also excluded an evaluation of the internal control over financial reporting of Cell Marque as of December 31, 2014.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information under the captions "Board of Directors Nominees, Qualifications and Diversity," "Shareholder Proposals" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2015 Proxy Statement, which will be filed within 120 days after December 31, 2014, is incorporated herein by reference. For information with respect to executive officers of the Company, see "Executive Officers of the Registrant" included in Item 1- Business of Part I of this Report.
Audit Committee and Audit Committee Financial Expert
Information under the caption "Directors Meetings and Committees—Audit Committee" of the 2015 Proxy Statement is incorporated herein by reference.
Code of Ethics
Information under the caption "Related Party Disclosure" of the 2015 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation.
Information under the captions "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report" and "Information Concerning Executive Compensation" of the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information under the captions "Security Ownership of Directors, Executive Officers and Principal Beneficial Owners" and "Equity Compensation Plan Information" of the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information under the captions "Board of Directors Nominees, Qualifications and Diversity" and "Related Party Disclosure" of the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information under the caption "Audit Firm Fee Summary" of the 2015 Proxy Statement is incorporated herein by reference.

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
SIGMA-ALDRICH CORPORATION
(Registrant)

By	/s/ Michael F. Kanan	February 12, 2015
	Michael F. Kanan, Vice President and Corporate Controller	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Rakesh Sachdev	February 12, 2015
	Rakesh Sachdev, President, Chief Executive Officer and Director (Principal Executive Officer)	Date

By	/s/ Jan A. Bertsch	February 12, 2015
	Jan A. Bertsch, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Date

By	/s/ Michael F. Kanan	February 12, 2015
	Michael F. Kanan, Vice President and Corporate Controller (Principal Accounting Officer)	Date

By	/s/ Rebecca M. Bergman	February 12, 2015
	Rebecca M. Bergman, Director	Date

By	/s/ Michael L. Marberry	February 12, 2015
	Michael L. Marberry, Director	Date

By	/s/ W. Lee McCollum	February 12, 2015
	W. Lee McCollum, Director	Date

By	/s/ Avi M. Nash	February 12, 2015
	Avi M. Nash, Director	Date

By	/s/ J. Pedro Reinhard	February 12, 2015
	J. Pedro Reinhard, Director	Date

By	/s/ D. Dean Spatz	February 12, 2015
	D. Dean Spatz, Director	Date

By	/s/ Barrett A. Toan	February 12, 2015
	Barrett A. Toan, Chairman and Director	Date

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated January 8, 2012, by and among Sigma-Aldrich Corporation, Sigma-Aldrich Holding LLC, Sigma-Aldrich Acquisition LLC, BioReliance Holdings, Inc., and Avista Capital Partners GP, LLC+		8-K		2.1	01/09/12
2.2	Agreement and Plan of Merger, dated as of September 22, 2014, by and among Sigma-Aldrich Corporation, Merck KGaA and Mario II Finance Corp.+		8-K		2.1	09/22/14
3.1	Certificate of Incorporation of Sigma-Aldrich Corporation, as amended		10-Q	06/30/14	3.1	07/24/14
3.2	Sigma-Aldrich Corporation By-Laws, as amended		10-Q	06/30/12	3.2	07/24/12
4.1	Indenture dated October 28, 2010, between Sigma-Aldrich Corporation and Deutsche Bank Trust Company Americas, as trustee		8-K		4.1	10/28/10
4.2	Form of Global Note representing the 3.375% Notes due November 1, 2020, dated as of October 28, 2010, between Sigma- Aldrich Corporation and Deutsche Bank Trust Company Americas, as Trustee		8-K		4.2	10/28/10
10.1	Form of Change in Control Agreement for Named Executive Officer (similar agreements also exist for certain executive officers)*		8-K		10(b)	11/16/10
10.2	Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		Def. Proxy		Appendix A	03/14/11
10.3	Sigma-Aldrich Corporation 2014 Long-Term Incentive Plan*		Def. Proxy		Appendix B	03/21/14
10.4	Form of Performance Share Award Agreement, issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(a)	02/14/11
10.5	Form of Incentive Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(b)	02/14/11
10.6	Form of Non-Qualified Stock Option Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(c)	02/14/11
10.7	Form of Restricted Stock Unit Agreement issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		8-K		10(a)	02/23/11
10.8	Sigma-Aldrich Corporation Cash Bonus Plan*		8-K		10.1	05/06/10
10.9	Form of Performance Share Award Agreement (revised), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/12	10.1	04/24/12
10.10	Form of Restricted Stock Unit Agreement (annual grant), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/13	10.1	04/25/13
10.11	Form of Performance Share Award Agreement (revised to replace ROE with ROIC as performance metric), issued under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan*		10-Q	03/31/13	10.2	04/25/13
10.12	Executive Employment Agreement dated as of February 14, 2011, by and between Sigma-Aldrich Corporation and Rakesh Sachdev *		8-K		10(a)	02/14/11

10.13	Amended and Restated Executive Employment Agreement, dated as of September 3, 2013, by and between Sigma-Aldrich Corporation and Rakesh Sachdev*		10-Q	09/30/13	10.1	10/22/13
10.14	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Five-Year Vest), dated as of September 3, 2013*		10-Q	09/30/13	10.2	10/22/13
10.15	Performance Share Award Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Three-Year Vest), dated as of September 3, 2013*		10-Q	09/30/13	10.3	10/22/13
10.16	Non-Qualified Stock Option Agreement for Rakesh Sachdev under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, dated as of September 3, 2013*		10-Q	09/30/13	10.4	10/22/13
10.17	Description of Material Compensatory Arrangements Contained in Offer Letter Between Sigma-Aldrich Corporation and Jan A. Bertsch*		10-Q	03/31/12	10.2	04/24/12
10.18	Performance Share Award Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Four-Year Vest), dated as of February 10, 2014*		10-Q	03/31/14	10.1	04/24/14
10.19	Performance Share Award Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan (Three-Year Vest), dated as of February 10, 2014*		10-Q	03/31/14	10.2	04/24/14
10.20	Non-Qualified Stock Option Agreement for Jan A. Bertsch under the Sigma-Aldrich Corporation 2003 Long-Term Incentive Plan, dated as of February 10, 2014*		10-Q	03/31/14	10.3	04/24/14
10.21	Form of Indemnification Agreement (similar agreements also exist for certain executive officers)*		8-K		10(a)	11/16/10
10.22	European Revolving Credit Facility Agreement and Form due March 13, 2014, dated March 13, 2007, between Sigma-Aldrich Corporation and a syndicate of banks		8-K		10.1	03/14/07
10.23	Credit Agreement, dated as of May 10, 2012, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent		10-Q	06/30/12	10.1	07/24/12
10.24	Amendment No. 1 to Credit Agreement, dated as of December 2, 2013, by and among Sigma-Aldrich Corporation, as Borrower, certain lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent		10-K	12/31/13	10.20	02/06/14
10.25	2005 Flexible Deferral Plan*		S-8		4.1	11/09/11
10.26	First Amendment to 2005 Flexible Deferral Plan*		S-8		4.2	11/09/11
10.27	Deferred Election Form to 2005 Flexible Deferral Plan (contained as Exhibit 1 to the plan)*		10-K	12/31/10	10(ab)	02/09/11
10.28	Supplemental Retirement Plan*		10-K	12/31/10	10(ac)	02/09/11
10.29	401(k) Restoration Plan*		10-K	12/31/13	10.25	02/06/14
21	Subsidiaries of Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act	X

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement
+
The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request. Note: This only applies to Exhibits under Item 601(b)(2) of Reg S-K