Form 10-Q
period 2015-06-30
SIGMA ALDRICH CORP
filed 2015-07-30
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         June 30, 2015
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
Yes       No   X
There were 119,803,692 shares of the Company's common stock, par value $1.00 per share, outstanding on June 30, 2015.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2014
Applied	Applied Business Unit
Board	Sigma-Aldrich Corporation Board of Directors
Cell Marque	Cell Marque Corporation
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization expense
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia Region
EPS	Earnings Per Share
Exchange Act	Securities Exchange Act of 1934, as amended
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Merck KGaA	Merck KGaA, a German corporation with general partners
Merger Agreement	Agreement and Plan of Merger, dated as of September 22, 2014, by and among the Company, Merck KGaA and Merger Sub
Merger Sub	Mario II Finance Corp., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA
OCI	Other Comprehensive Income
Operating income margin	Operating income as a percentage of sales
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended June 30, 2015
Research	Research Business Unit
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
September 22, 2014 Form 8-K	Current Report on Form 8-K filed with the SEC on September 22, 2014
SG&A	Selling, General and Administrative Expense
Total Americas	Total Americas Region consisting of North and Latin America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$697	$701	$1,373	$1,390
Cost of products and services sold	341	343	659	681
Gross profit	356	358	714	709
Selling, general and administrative expenses	164	157	327	317
Research and development expenses	19	16	36	32
Other charges	4	1	7	2
Operating income	169	184	344	358
Interest, net	1	—	1	1
Income before income taxes	168	184	343	357
Provision for income taxes	48	51	97	98
Net income	$120	$133	$246	$259

Net income per share - Basic	$1.00	$1.12	$2.05	$2.18
Net income per share - Diluted	$0.98	$1.11	$2.02	$2.16
Weighted average number of shares outstanding - Basic	120	119	120	119
Weighted average number of shares outstanding - Diluted	122	120	122	120
Dividends per share	$0.23	$0.23	$0.46	$0.46
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$120	$133	$246	$259
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	45	24	(29)	30
Pension and post retirement, net	1	(2)	1	16
Unrealized gain/(loss) on forward exchange contracts, net	(10)	(1)	(9)	(3)
Total other comprehensive income/(loss)	36	21	(37)	43
Comprehensive income	$156	$154	$209	$302
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$958
Accounts receivable	418	397
Inventories	742	699
Deferred taxes	54	46
Other	105	147
Total current assets	2,369	2,247

Property, plant and equipment	2,150	2,108
Less - accumulated depreciation	(1,361)	(1,322)
Property, plant and equipment, net	789	786
Goodwill	753	756
Intangibles, net	282	292
Other	113	114
Total assets	$4,306	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$145
Accounts payable	201	183
Payroll	72	81
Income taxes	61	—
Other	90	81
Total current liabilities	424	490
Long-term debt	300	300
Pension and post-retirement benefits	103	103
Deferred taxes	62	69
Other	109	103
Total liabilities	998	1,065
Stockholders' equity:
Preferred stock, $1.00 par value; 10 million shares authorized at June 30, 2015 and December 31, 2014; none issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $1.00 par value; 450 million shares authorized at June 30, 2015 and December 31, 2014; 202 million shares issued at June 30, 2015 and December 31, 2014; 120 million shares outstanding at June 30, 2015 and 119 million shares outstanding at December 31, 2014	202	202
Capital in excess of par value	411	383
Common stock in treasury, at cost, 82 million shares at June 30, 2015 and 83 million shares at December 31, 2014	(2,490)	(2,486)
Retained earnings	5,240	5,049
Accumulated other comprehensive income/(loss)	(55)	(18)
Total stockholders' equity	3,308	3,130
Total liabilities and stockholders' equity	$4,306	$4,195
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$246	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	66
Deferred income taxes	(16)	(13)
Stock-based compensation expense	6	12
Other	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(34)	(37)
Inventories	(48)	(18)
Accounts payable	21	23
Income taxes	66	12
Other	5	(15)
Net cash provided by operating activities	307	287
Cash flows from investing activities:
Capital expenditures	(55)	(55)
Purchases of investments	(17)	(6)
Proceeds from sales of investments	54	5
Other	(5)	(2)
Net cash (used in) investing activities	(23)	(58)
Cash flows from financing activities:
Net issuance/(repayment) of short-term debt	(145)	(21)
Dividends	(55)	(55)
Share repurchases	—	(85)
Proceeds from exercise of stock options	17	14
Other	1	1
Net cash (used in) financing activities	(182)	(146)
Effect of foreign currency exchange rate changes on cash	(10)	5
Net change in cash and cash equivalents	92	88
Cash and cash equivalents at January 1	958	722
Cash and cash equivalents at June 30	$1,050	$810
Supplemental disclosures of cash flow information:
Income taxes paid	$37	$93
Interest paid, net of capitalized interest	$3	$4
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

(2) Proposed Merger with Merck KGaA

On September 22, 2014, the Company entered into the Merger Agreement. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014, whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the receipt of certain antitrust and governmental approvals and other customary closing conditions. Pursuant to its terms, the Merger Agreement between Merck KGaA and the Company has been extended to December 22, 2015 to enable the parties to finalize the satisfaction of the remaining conditions to closing of the transaction. Other than the costs associated with this Merger Agreement discussed in Note 10 - Other Charges to the Company's consolidated financial statements contained in Part I, Item 1 of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

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

(3) Inventories
The principal categories of inventories are:

	June 30, 2015	December 31, 2014
Finished goods	$595	$568
Work in process	34	28
Raw materials	113	103
Total	$742	$699

(4) Intangible Assets
The Company's amortizable and unamortizable intangible assets at June 30, 2015 and December 31, 2014 were as follows:

	Cost		Accumulated Amortization
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Amortizable intangible assets:
Patents	$15	$15	$10	$10
Licenses	53	49	25	23
Customer relationships	298	299	98	91
Technical knowledge	57	57	24	22
Other	30	29	26	23
Total amortizable intangible assets	$453	$449	$183	$169
Unamortizable intangible assets:
Goodwill	$778	$781	$25	$25
Trademarks and trade names	22	22	10	10
Total unamortizable intangible assets	$800	$803	$35	$35

On October 31, 2014, the Company acquired Cell Marque, a provider of in vitro diagnostic antibody reagents and kits, for approximately $170 in cash. The preliminary purchase price allocation is subject to potential adjustment as the Company finalizes its fair value determination of net assets acquired, which will be completed within one year from the date of acquisition. Any adjustments to the preliminary purchase price allocation may impact the amounts of recognized intangible assets and goodwill. Cell Marque's operations were not material to the Company's consolidated statements of income for both the three and six months ended June 30, 2015, either on a reported or pro forma basis.
The Company recorded amortization expense related to amortizable intangible assets of $7 and $6 for the three months ended June 30, 2015 and 2014, respectively. The Company recorded amortization expense related to amortizable intangible assets of $14 and $12 for the six months ended June 30, 2015 and 2014, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $23 to $28 from 2015 through 2019.
The change in net goodwill for the six months ended June 30, 2015 is as follows:

Balance at December 31, 2014	$756
Impact of foreign currency exchange rates	(3)
Balance at June 30, 2015	$753

(5) Debt
Notes payable and long-term debt consisted of the following:

	June 30, 2015		December 31, 2014
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$—	—%	$145	0.3%
Sigma-Aldrich Japan GK credit facilities (2)	—	—	—	—
Other short-term credit facilities (3)	—	—	—	—
Total notes payable	$—	—%	$145	0.3%
Long-term debt
Senior notes, due November 1, 2020 (4)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. The facility matures on May 10, 2018. At June 30, 2015 and December 31, 2014, the Company did not have any borrowings outstanding under this facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. The carrying value of the commercial paper outstanding approximates its fair value. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth, as defined in the underlying credit agreement. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth were 8.3 percent and 0.0 percent, respectively, at June 30, 2015.

(2)
Sigma-Aldrich Japan GK has a credit facility with a total commitment of 1 billion Japanese Yen (approximately $9), expiring April 30, 2016. No borrowings were outstanding under the facility at both June 30, 2015 and December 31, 2014.

(3)	There were no borrowings under these facilities, which have total commitments in U.S. Dollar equivalents of approximately $2, at June 30, 2015 and December 31, 2014.

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

The Company has provided a guarantee for any outstanding borrowings from the short-term credit facility of its wholly-owned Japanese subsidiary. At June 30, 2015, there were no existing events of default that would require the Company to honor this guarantee.
Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $1 and $2 for the three months ended June 30, 2015 and 2014, respectively. Total interest expense incurred on short-term and long-term debt, net of amounts capitalized, was $3 and $4 for the six months ended June 30, 2015 and 2014, respectively.
The fair value of long-term debt was approximately $307 and $312 at June 30, 2015 and December 31, 2014, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.
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
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and six months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, the Company had outstanding notional principal amounts of $78 and $187, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at June 30, 2015 and December 31, 2014:

Item	Reporting Location	June 30, 2015	December 31, 2014

Forward exchange contracts asset derivative	Other current assets	$14	$23
Forward exchange contracts liability derivative	Other current liabilities	—	—
Gain recognized in AOCI, net	AOCI	15	24

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three and six months ended June 30, 2015 and 2014, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Gain/(loss) recognized in OCI, net	OCI	$(2)	$(2)
Gain reclassified from AOCI into net income	Costs of products and services sold	8	(1)

Item	Reporting Location	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Gain recognized in OCI, net	OCI	$10	$(3)
Gain reclassified from AOCI into net income	Costs of products and services sold	19	—

As of June 30, 2015, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects $15 of unrealized gains included in AOCI, based on the value of these contracts as of June 30, 2015, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

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

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. At June 30, 2015 and December 31, 2014, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.

Derivatives Not Designated As Hedges

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge a portion of the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the fair value at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of June 30, 2015, the majority of these contracts are in established currencies including the Euro, British Pound and the Taiwan Dollar. The impact of these contracts was not material to the consolidated statement of income for both the three and six months ended June 30, 2015 and 2014. The notional amount of open foreign currency forward exchange contracts for derivatives not designated as hedges at June 30, 2015 and December 31, 2014 was $176 and $195, respectively.
(7) Company Operations by Business Unit

The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research	$340	$357	$675	$716
Applied	178	172	353	343
SAFC Commercial	179	172	345	331
Total	$697	$701	$1,373	$1,390

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

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales to unaffiliated customers:
United States	$294	$262	$570	$519
International	403	439	803	871
Total	$697	$701	$1,373	$1,390

	June 30, 2015	December 31, 2014
Long-lived assets:
United States	$566	$556
International	313	320
Total	$879	$876
(8) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended June 30, 2015 and 2014 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$2	$2	$—	$—
Interest cost	2	2	1	2	—	—
Expected return on plan assets	(1)	(4)	(3)	(3)	—	—
Amortization	—	—	1	—	(1)	(2)
Settlement Loss Recognized	—	1	—	—	—	—
Net periodic benefit cost	$1	$(1)	$1	$1	$(1)	$(2)

The components of net periodic benefit cost for the six months ended June 30, 2015 and 2014 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$4	$4	$—	$—
Interest cost	4	4	3	4	—	—
Expected return on plan assets	(2)	(7)	(6)	(6)	—	—
Amortization	—	—	2	—	(2)	(2)
Settlement Loss Recognized	—	1	—	—	—	—
Net periodic benefit cost	$2	$(2)	$3	$2	$(2)	$(2)

Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	June 30, 2015	December 31, 2014

Retiree medical liability	$21	$22
Pension liability	84	83
Subtotal	105	105
Less: current portion (included in other current liabilities)	(2)	(2)
Pension and post-retirement benefits liabilities	$103	$103
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
The Company is not required to make a contribution to the U.S. defined benefit pension plan in 2015. The Company contributed $2 to its international pension plans in the six months ended June 30, 2015. In total, the Company expects to contribute approximately $5 to its defined benefit pension plans in 2015.
The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the frozen defined benefit pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $7 and $6 for the three months ended June 30, 2015 and 2014, respectively. The cost for this plan was $13 and $12 for the six months ended June 30, 2015 and 2014, respectively.
(9) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	June 30, 2015	December 31, 2014

Other receivables	$65	$69
Prepaid expenses	21	20
Short-term investment securities	17	56
Other current assets	2	2
Total other current assets	$105	$147
Other assets
Other assets are summarized as follows:

	June 30, 2015	December 31, 2014

Other investments	$16	$14
Cash value of life insurance policies	44	40
Deferred taxes	12	13
Pension and post-retirement asset	11	11
Other non-current assets	30	36
Total other assets	$113	$114
Other current liabilities
Other current liabilities are summarized as follows:

	June 30, 2015	December 31, 2014

Legal and professional	$5	$7
Pension and post-retirement liability	2	2
Freight	10	7
Other accrued expenses	73	65
Total other current liabilities	$90	$81

Other liabilities
Other liabilities are summarized as follows:

	June 30, 2015	December 31, 2014

Deferred compensation	$42	$36
Non-current income taxes	52	52
Other non-current liabilities	15	15
Total other non-current liabilities	$109	$103

(10) Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring costs	$—	$1	$—	$2
Costs related to mergers and acquisitions	4	—	7	—
Total other charges	$4	$1	$7	$2
Restructuring Costs

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and reduced the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. The Company recognized restructuring costs of $1 and $2 during the three and six months ended June 30, 2014, respectively, associated with this restructuring.
Costs Related to Mergers and Acquisitions

The Company recorded costs associated with the pending Merck KGaA merger of $4 and $7 for the three and six months ended June 30, 2015, respectively.

(11) Earnings per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.

EPS calculations have been made using the following share information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares
Basic shares	120	119	120	119
Effect of dilutive securities	2	1	2	1
Diluted shares	122	120	122	120
There were no potential common shares excluded from the calculation of diluted weighted average shares for the three and six months ended June 30, 2015. There were no potential common shares excluded from the calculation of diluted weighted average shares for the three months ended June 30, 2014. Potential common shares totaling 1 million were excluded from the calculation of diluted weighted average shares for the six months ended June 30, 2014 because their effects were antidilutive.

(12) Share Repurchases
As of June 30, 2015 and December 31, 2014, the Company had repurchased a total of 102 million shares of an authorized repurchase program of 110 million shares. The Company's authorization to repurchase shares expired in November 2014 and was not extended due to the pending Merck KGaA transaction.
(13) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended June 30, 2015:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: March 31, 2015	$(53)	$(63)	$25	$(91)
Other comprehensive income (loss) before reclassification	45	—	(2)	43
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	8	7
Net current-period other comprehensive income (loss)	45	1	(10)	36
Ending balance: June 30, 2015	$(8)	$(62)	$15	$(55)

The following table shows the components of AOCI for the six months ended June 30, 2015:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2014	$21	$(63)	$24	$(18)
Other comprehensive income (loss) before reclassification	(29)	—	10	(19)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	19	18
Net current-period other comprehensive income (loss)	(29)	1	(9)	(37)
Ending balance: June 30, 2015	$(8)	$(62)	$15	$(55)
The following table shows the components of AOCI for the three months ended June 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: March 31, 2014	$147	$(5)	$—	$142
Other comprehensive income (loss) before reclassification	24	(1)	(2)	21
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	1	(1)	—
Net current-period other comprehensive income (loss)	24	(2)	(1)	21
Ending balance: June 30, 2014	$171	$(7)	$(1)	$163
The following table shows the components of AOCI for the six months ended June 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2013	$141	$(23)	$2	$120
Other comprehensive income (loss) before reclassification	30	17	(3)	44
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	1	—	1
Net current-period other comprehensive income (loss)	30	16	(3)	43
Ending balance: June 30, 2014	$171	$(7)	$(1)	$163
During the three months ended June 30, 2015, amounts reclassified from AOCI included losses of $1 recognized into SG&A and gains of $8 recognized into cost of products and services sold. During the six months ended June 30, 2015, amounts reclassified from AOCI included losses of $1 recognized into SG&A and gains of $19 recognized into cost of products and services sold. During the three months ended June 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A and a loss of $1 recognized into cost of products and services sold. During the six months ended June 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A. These adjustments are net of immaterial tax effects.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At June 30, 2015, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Effective April 1, 2015, the Company entered into an obligation to purchase a minimum of $390 of inventory over five years and has fulfilled $12 of that commitment though June 30, 2015.

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

(1)
successfully completing our proposed merger with Merck KGaA, which is dependent upon and/or may be affected by a number of factors, including, without limitation, the timely receipt of regulatory approvals required for the transaction;

(2)	potential disruption to our business occurring during the period between the announcement of the Merger Agreement and the closing of the transaction;

(3)	global economic conditions and other factors affecting the creditworthiness of our customers around the world;

(4)	changes in pricing and the competitive environment and the global demand for the Company's products;

(5)	changes in foreign currency exchange rates;

(6)	changes in research funding, including changes in funding of various government agencies including but not limited to the National Institute of Health, and the success of R&D activities;

(7)	failure of planned sales initiatives in our Research, Applied and SAFC Commercial business units and global supply chain efficiency improvements;

(8)	dependence on uninterrupted manufacturing operations and a global supply chain;

(9)	changes in the regulatory environment in which the Company operates;

(10)
changes in worldwide tax rates or tax benefits from domestic and international operations, including the matters described in Note 12 – Income Taxes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report;

(11)	exposure to litigation including, without limitation, product liability claims;

(12)	the ability to maintain adequate quality standards;

(13)	reliance on third party package delivery services;

(14)	an unanticipated increase in interest rates;

(15)	other changes in the business environment in which the Company operates;

(16)	acquisitions or divestitures of businesses;

(17)	the amount of restructuring charges, if any;

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
Overview
Proposed Merger with Merck KGaA

On September 22, 2014, the Company entered into the Merger Agreement. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014 whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the receipt of certain antitrust and governmental approvals and other customary closing conditions. Pursuant to its terms, the Merger Agreement between Merck KGaA and the Company has been extended to December 22, 2015 to enable the parties to finalize the satisfaction of the remaining conditions to closing of the transaction. Other than the costs associated with this Merger Agreement discussed in Note 10 - Other Charges to the Company's consolidated financial statements included in Part I, Item 1 of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

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
Background
The Company is a leading Life Science and Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We estimate that over 1.4 million scientists and technologists use our products. We operate in 37 countries and have more than 9,700 employees worldwide.
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

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 49 percent of the Company's sales for the six months ended June 30, 2015.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 26 percent of the Company's sales for the six months ended June 30, 2015.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 25 percent of the Company's sales for the six months ended June 30, 2015.

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

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long-term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, were 49 percent of the Company's total sales of Research and Applied products in both the six months ended June 30, 2015 and 2014.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our financial condition and results of operations as of and for the three months ended June 30, 2015 were as follows:

•
Sales were $697 for the three months ended June 30, 2015, compared to $701 during the same prior year period. Excluding the changes in foreign currency exchange rates, which lowered sales by 9 percent, and the benefits from acquisitions, which increased sales by 1 percent, sales increased organically by 8 percent compared to the same prior year period.

•
Gross profit margin was 51.1 percent for both the three months ended June 30, 2015 and 2014. Operating income margin was 24.2 percent for the three months ended June 30, 2015, compared to 26.2 percent in the same prior year period.

•
Net income was $120 for the three month period ended June 30, 2015, compared to $133 during the same prior year period. Changes in foreign currency exchange rates as compared to the prior year reduced otherwise reportable net income by $20.

•
Diluted net income per share was $0.98 for the three months ended June 30, 2015, compared to $1.11 in the same prior year period. The effective tax rate was 28.6 percent for the three months ended June 30, 2015, compared to 27.7 percent for the same prior year period. Changes in foreign currency exchange rates as compared to the prior year reduced otherwise reportable diluted net income per share by $0.17.

•	Net cash provided by operating activities was $307 for the six months ended June 30, 2015, a $20 increase compared to the same prior year period.

•
Total debt was $300 at June 30, 2015. Total debt decreased $145 since December 31, 2014 as a result of the strong operating cash flow used in part for the repayment of notes payable under our commercial paper program.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$697	$701	$1,373	$1,390
Cost of products and services sold	341	343	659	681
Gross profit	356	358	714	709
Selling, general and administrative expenses	164	157	327	317
Research and development expenses	19	16	36	32
Other charges	4	1	7	2
Operating income	169	184	344	358
Interest, net	1	—	1	1
Income before income taxes	168	184	343	357
Provision for income taxes	48	51	97	98
Net income	$120	$133	$246	$259
Net income per share - Diluted	$0.98	$1.11	$2.02	$2.16

Sales
Sales were $697 in the three months ended June 30, 2015 compared to $701 in the same prior year period. The effect of changes in foreign currency exchange rates decreased sales by $65 or 9 percent. Acquisitions completed in 2014 increased sales by $9 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and the impact of acquisitions, sales increased organically by $52 or 8 percent.
Sales were $1,373 in the six months ended June 30, 2015, down 1 percent from the same prior year period. The effect of changes in foreign currency exchange rates decreased sales by $122 or 9 percent. Acquisitions completed in 2014 increased sales by $17 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and the impact of acquisitions, sales increased organically by $88 or 7 percent.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended June 30,
	2015	2014	Change	Impact of Changes in FX	Impact from Acquisitions	Organic Growth	Organic Growth %
Research	$340	$357	$(17)	$(37)	$—	$20	6%
Applied	178	172	6	(17)	9	14	8%
SAFC Commercial	179	172	7	(11)	—	18	11%
Total	$697	$701	$(4)	$(65)	$9	$52	8%

	Six Months Ended June 30,
	2015	2014	Change	Impact of Changes in FX	Impact from Acquisitions	Organic Growth	Organic Growth %
Research	$675	$716	$(41)	$(71)	$—	$30	4%
Applied	353	343	10	(31)	17	24	7%
SAFC Commercial	345	331	14	(20)	—	34	10%
Total	$1,373	$1,390	$(17)	$(122)	$17	$88	7%

Research sales were $340 for the three months ended June 30, 2015 compared to $357 during the same prior year period. Sales increased organically by $20 or 6 percent compared to the same prior year period. Research sales were $675 for the six months ended June 30, 2015, compared to $716 during the same prior year period. Sales increased organically by $30 or 4 percent compared to the same prior year period. All three segments (Academic/Government/Hospitals, Pharma and Dealers) and all major geographies (Total Americas, EMEA and APAC) contributed to organic sales growth during both the three and six months ended June 30, 2015.

Applied sales were $178 for the three months ended June 30, 2015 compared to $172 during the same prior year period. Sales increased organically by $14 or 8 percent compared to the same prior year period. Applied sales were $353 for the six months ended June 30, 2015, compared to $343 during the same prior year period. Sales increased organically by $24 or 7 percent compared to the same prior year period. The primary driver of growth during both the three and six months ended June 30, 2015 was higher sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth during both the three and six months ended June 30, 2015. Additionally, during the three and six months ended June 30, 2015, sales increased $9 and $17, respectively, as a result of our October 31, 2014 acquisition of Cell Marque.
SAFC Commercial sales were $179 for the three months ended June 30, 2015 compared to $172 during the same prior year period. Sales grew organically by $18 or 11 percent compared to the same prior year period. SAFC Commercial sales were $345 for the six months ended June 30, 2015, compared to $331 during the same prior year period. Sales increased organically by $34 or 10 percent compared to the same prior year period. During the three and six months ended June 30, 2015, organic sales growth was led by double-digit growth in the Life Sciences Services segment and high-single digit growth in the Life Sciences Products segment. Geographically, the increase in SAFC Commercial's sales during both the three and six months ended June 30, 2015, was largely led by the Total Americas and EMEA regions.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three and six months ended June 30, 2015 and the same prior year period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit margin	51.1%	51.1%	52.0%	51.0%
Selling, general and administrative expenses	23.5%	22.4%	23.8%	22.8%
Research and development expenses	2.8%	2.3%	2.6%	2.3%
Other charges	0.6%	0.2%	0.5%	0.1%
Operating income margin	24.2%	26.2%	25.1%	25.8%

Effective tax rate	28.6%	27.7%	28.3%	27.5%

Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the three months ended June 30, 2015 and 2014 was 51.1%. The Company's gross profit margin for the six months ended June 30, 2015 was 52.0% compared to 51.0% in the same prior year period.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and six months ended June 30, 2015 compared to the same prior year periods:

	Three Months Ended June 30,	Six Months Ended June 30,
Gross profit margin – 2014	51.1%	51.0%
Increases to gross profit margin:
Changes in foreign currency exchange rates	(0.6)%	(0.4)%
Sales volume/Product mix/Pricing/Other	0.4%	1.4%
Acquisitions	0.2%	—%
Gross profit margin – 2015	51.1%	52.0%

Gross profit margin for the three months ended June 30, 2015 was unchanged from the same prior year period. Cost leverage obtained from higher sales volume and pricing and favorable acquisition impacts were offset by unfavorable impacts from changes in foreign currency exchange rates.

The increase in gross profit margin for the six months ended June 30, 2015 as compared to the same prior year period was primarily the result of cost leverage obtained from higher sales volume and pricing. The overall increase was partially offset by unfavorable impacts from changes in foreign currency exchange rates.

SG&A

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$164	$157	$327	$317
Percentage of sales	23.5%	22.4%	23.8%	22.8%

For the three and six months ended June 30, 2015, SG&A increased by $7 and $10, respectively, compared to the same prior year periods. In both periods, the increase was primarily due to the inclusion of SG&A resulting from the acquisition of Cell Marque on October 31, 2014 and higher incentive compensation costs.

R&D Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$19	$16	$36	$32
Percentage of sales	2.8%	2.3%	2.6%	2.3%
For the three and six months ended June 30, 2015, R&D expenses were up slightly from the prior year as a result of the inclusion of R&D resulting from the acquisition of Cell Marque and higher spending on various R&D programs. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Other Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restructuring costs	$—	$1	$—	$2
Costs related to mergers and acquisitions	4	—	7	—
Total other charges	$4	$1	$7	$2
Percentage of sales	0.6%	0.2%	0.5%	0.1%
Restructuring Costs

In the third quarter of 2013, the Company committed to a restructuring plan to exit a manufacturing site in Europe. This exit activity impacted approximately 90 employees and reduced the Company's fixed cost structure. Total restructuring costs were $12, comprised of $9 to reduce the value of the assets impacted by these restructuring activities and $3 of employee termination costs. The Company recognized restructuring costs of $1 and $2 during the three and six months ended June 30, 2014, respectively associated with this restructuring.

Costs Related to Mergers and Acquisitions

The Company recorded costs associated with the pending Merck KGaA merger of $4 and $7 for the three and six months ended June 30, 2015, respectively.
Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 28.6% and 28.3% as compared to 27.7% and 27.5% for the same periods of 2014.  The increase in the effective tax rate for the three and six months ended June 30, 2015 is primarily due to an increased mix of profits in higher tax rate jurisdictions.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$307	$287
Investing activities	(23)	(58)
Financing activities	(182)	(146)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 increased $20 from the same prior year period. This increase was primarily related to lower tax payments, partially offset by increased use of cash for inventory.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2015 decreased $35 compared to the same prior year period. During the six months ended June 30, 2015, proceeds from the sale of investments increased $49 and were partially offset by higher uses of cash for purchases of investment securities of $11.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2015 increased $36 compared to the same prior year period. This increase is due to the net repayment of $145 of short-term debt during the six months ended June 30, 2015, compared to a net repayment of short-term debt of $21 in the same prior year period. During the six months ended June 30, 2015, strong operating cash flow enabled the Company to repay all of its notes payable. The Company did not repurchase any shares during the six months ended June 30, 2015 as a result of the suspension of its share repurchase program due to the pending Merck KGaA transaction, as compared to $85 of share repurchases in the same prior year period.
Long-term debt was $300 at both June 30, 2015 and December 31, 2014. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 8.3 percent at June 30, 2015 and 12.4 percent at December 31, 2014. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At June 30, 2015 and December 31, 2014, the Company had repurchased a total of 102 million shares of an authorized repurchase of 110 million shares. This authorization expired in November 2014 and was not extended due to the pending Merck KGaA transaction. There were 120 million shares outstanding as of June 30, 2015. The Company is currently restricted from repurchasing any additional stock due to the pending Merck KGaA transaction.

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
As of June 30, 2015, the Company had sufficient net worth to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At June 30, 2015, substantially all of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

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

Effective April 1, 2015, the Company entered into an obligation to purchase a minimum of $390 of inventory over five years and has fulfilled $12 of that commitment though June 30, 2015.

Contractual Obligations
At June 30, 2015, the Company had no commercial paper outstanding and long-term borrowings of $300, representing a decrease in all outstanding debt of $145 since December 31, 2014.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At June 30, 2015, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At June 30, 2015, the Company's outstanding debt represented 8.3 percent of total book capitalization. All of the Company's outstanding debt at June 30, 2015 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2015.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.17 and $0.30 for the three and six months ended June 30, 2015, respectively, when compared to the same prior year period.
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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2015. Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

SIGMA-ALDRICH CORPORATION (Registrant)

July 30, 2015	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.