Form 10-Q
period 2015-09-30
SIGMA ALDRICH CORP
filed 2015-11-03
CIK 90185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10–Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                         September 30, 2015
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
Yes       No   X
There were 119,992,547 shares of the Company's common stock, par value $1.00 per share, outstanding on September 30, 2015.

-i-

Glossary

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AOCI	Accumulated Other Comprehensive Income
APAC	Asia Pacific Region
Annual Report	Sigma-Aldrich Corporation Annual Report on Form 10-K for the period ended December 31, 2014
Applied	Applied Business Unit
Board	Sigma-Aldrich Corporation Board of Directors
Cell Marque	Cell Marque Corporation
CEO	Sigma-Aldrich Corporation Chief Executive Officer
CFO	Sigma-Aldrich Corporation Chief Financial Officer
Company, we, us or our	Sigma-Aldrich Corporation
EBITDA	Earnings before interest, taxes, depreciation and amortization expense
EDI	Electronic Data Interchange
Effective tax rate	Income tax expense expressed as a percentage of income before income taxes
EMEA	Europe, Middle East and Asia Region
EPS	Earnings Per Share
E.U.	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Gross profit margin	Gross profit as a percentage of sales
LED	Light-Emitting Diode
Merck KGaA	Merck KGaA, a German corporation with general partners
Merger Agreement	Agreement and Plan of Merger, dated as of September 22, 2014, by and among the Company, Merck KGaA and Merger Sub
Merger Sub	Mario II Finance Corp., a Delaware corporation and an indirect wholly owned subsidiary of Merck KGaA
OCI	Other Comprehensive Income
Operating income margin	Operating income as a percentage of sales
R&D	Research and Development
Report	Sigma-Aldrich Corporation Quarterly Report on Form 10-Q for the period ended September 30, 2015
Research	Research Business Unit
SAFC Commercial	SAFC Commercial Business Unit
SEC	U.S. Securities and Exchange Commission
September 22, 2014 Form 8-K	Current Report on Form 8-K filed with the SEC on September 22, 2014
SG&A	Selling, General and Administrative Expense
Total Americas	Total Americas Region consisting of North and Latin America
U.S. GAAP	U.S. Generally Accepted Accounting Principles

-ii-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Sigma-Aldrich Corporation
Consolidated Statements of Income (Unaudited)
($ In Millions, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$703	$690	$2,076	$2,080
Cost of products and services sold	344	342	1,003	1,023
Gross profit	359	348	1,073	1,057
Selling, general and administrative expenses	170	152	497	469
Research and development expenses	18	17	54	49
Other charges	9	25	16	27
Operating income	162	154	506	512
Interest, net	2	2	3	3
Income before income taxes	160	152	503	509
Provision for income taxes	46	44	143	142
Net income	$114	$108	$360	$367

Net income per share - Basic	$0.95	$0.91	$3.00	$3.08
Net income per share - Diluted	$0.94	$0.90	$2.98	$3.06
Weighted average number of shares outstanding - Basic	120	119	120	119
Weighted average number of shares outstanding - Diluted	121	120	121	120
Dividends per share	$0.23	$0.23	$0.69	$0.69
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
($ In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$114	$108	$360	$367
Other comprehensive income/(loss), net of tax:
Foreign currency translation gain/(loss), net	(47)	(87)	(76)	(57)
Pension and post retirement, net	—	(7)	1	9
Unrealized gain/(loss) on forward exchange contracts, net	(6)	20	(15)	17
Total other comprehensive income/(loss)	(53)	(74)	(90)	(31)
Comprehensive income	$61	$34	$270	$336
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Balance Sheets
($ In Millions, Except Per Share Data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,175	$958
Accounts receivable	407	397
Inventories	771	699
Deferred taxes	57	46
Other	92	147
Total current assets	2,502	2,247

Property, plant and equipment	2,156	2,108
Less - accumulated depreciation	(1,369)	(1,322)
Property, plant and equipment, net	787	786
Goodwill	741	756
Intangibles, net	285	292
Other	111	114
Total assets	$4,426	$4,195

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$—	$145
Accounts payable	209	183
Payroll	104	81
Income taxes	92	—
Other	100	81
Total current liabilities	505	490
Long-term debt	300	300
Pension and post-retirement benefits	103	103
Deferred taxes	52	69
Other	108	103
Total liabilities	1,068	1,065
Stockholders' equity:
Preferred stock, $1.00 par value; 10 million shares authorized at September 30, 2015 and December 31, 2014; none issued or outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $1.00 par value; 450 million shares authorized at September 30, 2015 and December 31, 2014; 202 million shares issued at September 30, 2015 and December 31, 2014; 120 million shares outstanding at September 30, 2015 and 119 million shares outstanding at December 31, 2014	202	202
Capital in excess of par value	426	383
Common stock in treasury, at cost, 82 million shares at September 30, 2015 and 83 million shares at December 31, 2014	(2,488)	(2,486)
Retained earnings	5,326	5,049
Accumulated other comprehensive income/(loss)	(108)	(18)
Total stockholders' equity	3,358	3,130
Total liabilities and stockholders' equity	$4,426	$4,195
See accompanying notes to consolidated financial statements (unaudited).

Sigma-Aldrich Corporation
Consolidated Statements of Cash Flows (Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$360	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	99
Deferred income taxes	(29)	(4)
Stock-based compensation expense	9	18
Restructuring, net of payments	—	9
Other	(5)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(28)	(34)
Inventories	(87)	(28)
Accounts payable	30	33
Income taxes	98	5
Other	57	22
Net cash provided by operating activities	503	484
Cash flows from investing activities:
Capital expenditures	(85)	(89)
Purchases of investments	(28)	(7)
Proceeds from sales of investments	68	8
Purchases of technology	(13)	—
Other	(7)	(3)
Net cash (used in) investing activities	(65)	(91)
Cash flows from financing activities:
Net repayment of short-term debt	(145)	(65)
Dividends	(83)	(82)
Share repurchases	—	(85)
Proceeds from exercise of stock options	28	19
Other	5	2
Net cash (used in) financing activities	(195)	(211)
Effect of foreign currency exchange rate changes on cash	(26)	(18)
Net change in cash and cash equivalents	217	164
Cash and cash equivalents at January 1	958	722
Cash and cash equivalents at September 30	$1,175	$886
Supplemental disclosures of cash flow information:
Income taxes paid	$61	$142
Interest paid, net of capitalized interest	$3	$3
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the SEC's instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the notes to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated financial statements. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

(2) Proposed Merger with Merck KGaA

On September 22, 2014, the Company entered into the Merger Agreement. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014, whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the unconditional approval from the European Commission and other customary closing conditions. Pursuant to its terms, the Merger Agreement between Merck KGaA and the Company has been extended to December 22, 2015 to enable the parties to finalize the satisfaction of the remaining conditions to closing of the transaction. Other than the costs associated with this Merger Agreement discussed in Note 10 - Other Charges to the Company's consolidated financial statements contained in Part I, Item 1 of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

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

(3) Inventories
The principal categories of inventories are:

	September 30, 2015	December 31, 2014
Finished goods	$626	$568
Work in process	35	28
Raw materials	110	103
Total	$771	$699

(4) Intangible Assets
The Company's amortizable and unamortizable intangible assets at September 30, 2015 and December 31, 2014 were as follows:

	Cost		Accumulated Amortization
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Amortizable intangible assets:
Patents	$21	$15	$10	$10
Licenses	54	49	26	23
Customer relationships	294	299	102	91
Technical knowledge	62	57	24	22
Other	30	29	26	23
Total amortizable intangible assets	$461	$449	$188	$169
Unamortizable intangible assets:
Goodwill	$766	$781	$25	$25
Trademarks and trade names	22	22	10	10
Total unamortizable intangible assets	$788	$803	$35	$35

On October 31, 2014, the Company acquired Cell Marque, a provider of in vitro diagnostic antibody reagents and kits, for approximately $170 in cash. The preliminary purchase price allocation is subject to potential adjustment as the Company finalizes its fair value determination of net assets acquired. Any adjustments to the preliminary purchase price allocation may impact the amounts of recognized intangible assets and goodwill. Cell Marque's operations were not material to the Company's consolidated statements of income for both the three and nine months ended September 30, 2014, on a pro forma basis.
The Company recorded amortization expense related to amortizable intangible assets of $7 and $6 for the three months ended September 30, 2015 and 2014, respectively. The Company recorded amortization expense related to amortizable intangible assets of $21 and $19 for the nine months ended September 30, 2015 and 2014, respectively. Amortizable intangible assets are amortized over their estimated useful lives, which range from one to twenty years, using the straight-line method. The Company expects to record annual amortization expense for all existing intangible assets in a range from approximately $26 to $28 from 2015 through 2019.
The change in net goodwill for the nine months ended September 30, 2015 is as follows:

Balance at December 31, 2014	$756
Impact of foreign currency exchange rates	(15)
Balance at September 30, 2015	$741

(5) Debt
Notes payable and long-term debt consisted of the following:

	September 30, 2015		December 31, 2014
	Outstanding	Weighted Average Rate	Outstanding	Weighted Average Rate
Notes payable
Commercial paper (1)	$—	—%	$145	0.3%
Sigma-Aldrich Japan GK credit facilities (2)	—	—	—	—
Other short-term credit facilities (3)	—	—	—	—
Total notes payable	$—	—%	$145	0.3%
Long-term debt
Senior notes, due November 1, 2020 (4)	$300	3.4%	$300	3.4%
Total long-term debt	$300	3.4%	$300	3.4%

(1)
The Company has a $600 five-year revolving credit facility with a syndicate of banks in the United States that supports the Company's commercial paper program. The facility matures on May 10, 2018. At September 30, 2015 and December 31, 2014, the Company did not have any borrowings outstanding under this facility. The amount available under the facility is reduced by the amount of commercial paper outstanding. The carrying value of the commercial paper outstanding approximates its fair value. The facility contains financial covenants that require the maintenance of a ratio of consolidated debt to total capitalization of no more than 65.0 percent and an aggregate amount of subsidiary debt plus consolidated secured debt of no more than 25.0 percent of total net worth, as defined in the underlying credit agreement. The Company's total consolidated debt as a percentage of total capitalization and aggregate amount of subsidiary debt plus consolidated secured debt as a percentage of total net worth were 8.1 percent and 0.0 percent, respectively, at September 30, 2015.

(2)
Sigma-Aldrich Japan GK has a credit facility with a total commitment of 1 billion Japanese Yen (approximately $9), expiring April 30, 2016. No borrowings were outstanding under the facility at both September 30, 2015 and December 31, 2014.

(3)	These facilities were closed out as of September 30, 2015. There were no borrowings under these facilities at December 31, 2014.

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

The Company has provided a guarantee for any outstanding borrowings from the short-term credit facility of its wholly-owned Japanese subsidiary. At September 30, 2015, there were no existing events of default that would require the Company to honor this guarantee.
Total interest expense, incurred on short-term and long-term debt, net of amounts capitalized, was $2 for both the three months ended September 30, 2015 and 2014. Total interest expense, incurred on short-term and long-term debt, net of amounts capitalized, was $5 and $6 for the nine months ended September 30, 2015 and 2014, respectively.
The fair value of long-term debt was approximately $303 and $312 at September 30, 2015 and December 31, 2014, respectively. The fair value of long-term debt was based upon a discounted cash flow analysis that used the aggregate cash flows from principal and interest payments over the life of the debt and current market interest rates.
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
These foreign currency forward exchange contracts have been designated as hedges of the variability of cash flows related to forecasted inventory purchases due to changes in foreign currency exchange rates. Changes in fair value of these derivatives are deferred in AOCI within stockholders' equity until the underlying hedged items are recognized in net income. Accordingly, the Company records cash flow hedge gains or losses within cost of products and services sold when the related inventory is sold to a customer. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the operating activities section of the Company's consolidated statements of cash flows, which is the same category as the underlying items being hedged. Gains or losses related to the ineffective portion of these hedging instruments were not material for each of the three and nine months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, the Company had outstanding notional principal amounts of $47 and $187, respectively, in foreign currency forward exchange contracts associated with cash flow hedging transactions.
The following table summarizes the fair values of the foreign currency forward exchange contracts designated as cash flow hedges at September 30, 2015 and December 31, 2014:

Item	Reporting Location	September 30, 2015	December 31, 2014

Forward exchange contracts asset derivative	Other current assets	$8	$23
Forward exchange contracts liability derivative	Other current liabilities	—	—
Gain recognized in AOCI, net	AOCI	9	24

The following table summarizes the effect of the foreign currency forward exchange contracts designated as cash flow hedges on the Company's consolidated statements of comprehensive income during the three and nine months ended September 30, 2015 and 2014, net of immaterial tax effects.

Item	Reporting Location	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Gain recognized in OCI, net	OCI	$—	$20
Gain reclassified from AOCI into net income	Costs of products and services sold	6	—

Item	Reporting Location	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Gain recognized in OCI, net	OCI	$10	$17
Gain reclassified from AOCI into net income	Costs of products and services sold	25	—

As of September 30, 2015, the majority of these contracts are in established currencies including the Euro, Japanese Yen and British Pound. During the next twelve months the Company expects $9 of unrealized gains included in AOCI, based on the value of these contracts as of September 30, 2015, will be reclassified into income. The Company generally does not hedge its exposure to the exchange rate variability of future cash flows beyond the next ensuing twenty-four months.

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

These hedges have been designated as net investment hedges and qualify for hedge accounting treatment, whereby changes in fair value of the derivative are reported in OCI. To the extent any portion of the hedge contract is determined to be ineffective, the increase or decrease in value of the contract prior to maturity will be recognized in income immediately. The cash flow impact from these derivatives is classified in the investing activities section of the Company's consolidated statements of cash flows. At September 30, 2015 and December 31, 2014, the Company did not have any outstanding foreign currency forward exchange contracts associated with net investment hedging transactions.

Derivatives Not Designated As Hedges

The Company also uses foreign currency forward exchange contracts, which are not designated as hedging instruments, primarily to hedge a portion of the value of certain intercompany receivables and payables denominated in foreign currencies. The Company's objective is to minimize the impact of foreign currency exchange rate changes during the period of time between the original transaction date and its cash settlement. Gains and losses on these contracts are recorded in SG&A, based on the difference in the contract rate and the fair value at the end of each month for all contracts still in force, and are typically offset either partially or completely by transaction gains and losses on the related intercompany receivables and payables. The duration of the contracts typically does not exceed six months. As of September 30, 2015, the majority of these contracts are in established currencies including the British Pound, Euro and the Taiwan Dollar. The impact of these contracts was not material to the consolidated statement of income for both the three and nine months ended September 30, 2015 and 2014. The notional amount of open foreign currency forward exchange contracts for derivatives not designated as hedges at September 30, 2015 and December 31, 2014 was $240 and $195, respectively.
(7) Company Operations by Business Unit

The business unit structure is the Company's approach to serving customers and reporting sales rather than any internal division used to allocate resources. Net sales for the Company's business units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research	$346	$347	$1,021	$1,063
Applied	177	170	530	513
SAFC Commercial	180	173	525	504
Total	$703	$690	$2,076	$2,080

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

Sales are attributed to countries based upon the location from which the product was shipped or services were performed. Geographic financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales to unaffiliated customers:
United States	$307	$269	$878	$788
International	396	421	1,198	1,292
Total	$703	$690	$2,076	$2,080

	September 30, 2015	December 31, 2014
Long-lived assets:
United States	$567	$556
International	305	320
Total	$872	$876
(8) Pension and Post-retirement Benefits
The components of net periodic benefit cost for the three months ended September 30, 2015 and 2014 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$3	$1	$—	$—
Interest cost	1	2	2	3	1	—
Expected return on plan assets	—	(3)	(4)	(3)	—	—
Amortization	—	—	2	—	(2)	(1)
Settlement Loss Recognized	—	—	—	—	—	—
Net periodic benefit cost	$1	$(1)	$3	$1	$(1)	$(1)

The components of net periodic benefit cost for the nine months ended September 30, 2015 and 2014 were as follows:

	Pension Plans				Post-Retirement Medical Benefit Plans
	United States		International
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$7	$5	$—	$—
Interest cost	5	6	5	7	1	—
Expected return on plan assets	(2)	(10)	(10)	(9)	—	—
Amortization	—	—	4	—	(4)	(3)
Settlement Loss Recognized	—	1	—	—	—	—
Net periodic benefit cost	$3	$(3)	$6	$3	$(3)	$(3)

Pension and post-retirement benefits liabilities consisted of the following as of the dates noted:

	September 30, 2015	December 31, 2014

Retiree medical liability	$21	$22
Pension liability	84	83
Subtotal	105	105
Less: current portion (included in other current liabilities)	(2)	(2)
Pension and post-retirement benefits liabilities	$103	$103
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

The Company made a decision to terminate its U.S. defined benefit pension plan effective December 31, 2014 and received approval of the termination from the Internal Revenue Service during the third quarter of 2015.
The Company is not required to make a contribution to the U.S. defined benefit pension plan in 2015. The Company contributed $4 to its international pension plans in the nine months ended September 30, 2015. In total, the Company expects to contribute approximately $5 to its defined benefit pension plans in 2015.
The Company's 401(k) retirement savings plan provides retirement benefits to eligible U.S. employees in addition to those provided by the frozen defined benefit pension plan. The 401(k) plan permits participants to voluntarily defer a portion of their compensation, subject to Internal Revenue Code limitations. The Company also contributes a percentage of the employee's salary per year to the account of each eligible employee plus a percentage of the employee's salary deferral. The cost for this plan was $6 and $5 for the three months ended September 30, 2015 and 2014, respectively. The cost for this plan was $19 and $17 for the nine months ended September 30, 2015 and 2014, respectively.
(9) Other Assets and Liabilities
Other current assets
Other current assets are summarized as follows:

	September 30, 2015	December 31, 2014

Other receivables	$58	$69
Prepaid expenses	18	20
Short-term investment securities	14	56
Other current assets	2	2
Total other current assets	$92	$147
Other assets
Other assets are summarized as follows:

	September 30, 2015	December 31, 2014

Other investments	$18	$14
Cash value of life insurance policies	44	40
Deferred taxes	15	13
Pension and post-retirement asset	11	11
Other non-current assets	23	36
Total other assets	$111	$114
Other current liabilities
Other current liabilities are summarized as follows:

	September 30, 2015	December 31, 2014

Legal and professional	$5	$7
Pension and post-retirement liability	2	2
Freight	10	7
Other accrued expenses	83	65
Total other current liabilities	$100	$81

Other liabilities
Other liabilities are summarized as follows:

	September 30, 2015	December 31, 2014

Deferred compensation	$42	$36
Non-current income taxes	53	52
Other non-current liabilities	13	15
Total other non-current liabilities	$108	$103

(10) Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring costs	$1	$14	$1	$16
Costs related to mergers and acquisitions	8	11	15	11
Total other charges	$9	$25	$16	$27
Restructuring Costs

In the third quarter of 2014, the Company committed to a facility consolidation restructuring plan in Europe. This consolidation impacted approximately 80 employees and better aligned the Company's present supply chain with its long term strategy. Total restructuring costs were $16, comprised of $12 to reduce the value of the assets impacted by these restructuring activities and $4 of employee termination costs. During the three and nine months ended September 30, 2015, $1 of these restructuring costs were recognized. During the three and nine months ended September 30, 2014, $14 of these restructuring costs were recognized.

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
Costs Related to Mergers and Acquisitions

The Company recorded costs associated with the pending Merck KGaA merger of $8 and $15 for the three and nine months ended September 30, 2015, respectively. The Company recorded costs associated with the pending Merck KGaA merger of $11 for the three and nine months ended September 30, 2014.

(11) Earnings per Share
Basic EPS is calculated using the weighted average number of shares outstanding during each period. The diluted EPS calculation includes the impact of dilutive equity compensation awards.

EPS calculations have been made using the following share information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares
Basic shares	120	119	120	119
Effect of dilutive securities	1	1	1	1
Diluted shares	121	120	121	120

There were no potential common shares excluded from the calculation of diluted weighted average shares for the three and nine months ended September 30, 2015 and September 30, 2014.
(12) Share Repurchases
As of September 30, 2015 and December 31, 2014, the Company had repurchased a total of 102 million shares of an authorized repurchase program of 110 million shares. The Company's authorization to repurchase shares expired in November 2014 and was not extended due to the pending Merck KGaA transaction.
(13) Accumulated Other Comprehensive Income
The following table shows the components of AOCI for the three months ended September 30, 2015:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: June 30, 2015	$(8)	$(62)	$15	$(55)
Other comprehensive income (loss) before reclassification	(47)	—	—	(47)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	—	6	6
Net current-period other comprehensive income (loss)	(47)	—	(6)	(53)
Ending balance: September 30, 2015	$(55)	$(62)	$9	$(108)

The following table shows the components of AOCI for the nine months ended September 30, 2015:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2014	$21	$(63)	$24	$(18)
Other comprehensive income (loss) before reclassification	(76)	—	10	(66)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	(1)	25	24
Net current-period other comprehensive income (loss)	(76)	1	(15)	(90)
Ending balance: September 30, 2015	$(55)	$(62)	$9	$(108)

The following table shows the components of AOCI for the three months ended September 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: June 30, 2014	$171	$(7)	$(1)	$163
Other comprehensive income (loss) before reclassification	(87)	(7)	20	(74)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	—	—	—
Net current-period other comprehensive income (loss)	(87)	(7)	20	(74)
Ending balance: September 30, 2014	$84	$(14)	$19	$89
The following table shows the components of AOCI for the nine months ended September 30, 2014:

	Foreign Currency Translation Adjustment Income (Loss), Net	Pension and Post-Retirement Benefit Plans Income (Loss), Net	Unrealized Gain (Loss) on Cash Flow Hedges, Net	Total
Beginning balance: December 31, 2013	$141	$(23)	$2	$120
Other comprehensive income (loss) before reclassification	(57)	10	17	(30)
Less: Amounts reclassified from accumulated other comprehensive income to net income	—	1	—	1
Net current-period other comprehensive income (loss)	(57)	9	17	(31)
Ending balance: September 30, 2014	$84	$(14)	$19	$89
During the three months ended September 30, 2015, amounts reclassified from AOCI included gains of $6 recognized into cost of products and services sold. During the nine months ended September 30, 2015, amounts reclassified from AOCI included losses of $1 recognized into SG&A and gains of $25 recognized into cost of products and services sold. During the nine months ended September 30, 2014, amounts reclassified from AOCI included gains of $1 recognized into SG&A. These adjustments are net of immaterial tax effects.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At September 30, 2015, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt and Note 8 – Pension and Post-retirement Benefits to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Effective April 1, 2015, the Company entered into an obligation to purchase a minimum of $390 of inventory over five years and has fulfilled $34 of that commitment though September 30, 2015.

(15) Subsequent Events

On October 20, 2015, the Company announced its intention to sell its Sigma-Aldrich-branded solvents and inorganics business in the European Economic Area to Honeywell. The sale will also include global rights to the Company's Fluka brand. This sale is intended to fulfill the commitments the Company made to the European Union in order to receive final approval for the sale of the Company to Merck KGaA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sigma-Aldrich Corporation
Management's Discussion and Analysis
($ in Millions, Except Share and Per Share Data)
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report and the Annual Report. Except for historical information, the statements in this discussion may include forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such statements can be identified by words such as: "believes," "can," "expect," "likely," "strive," "should," "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we may make regarding future sales, earnings, return on equity, return on invested capital, cost savings, process improvements, free cash flow, share repurchases, capital expenditures, acquisitions, new products and services, technology licensing activity and other matters.

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

(1)
successfully completing our proposed merger with Merck KGaA, which is dependent upon and/or may be affected by a number of factors, including, without limitation, the timely receipt of unconditional approval of the transaction from the European Commission;

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
Overview
Proposed Merger with Merck KGaA

On September 22, 2014, the Company entered into the Merger Agreement. The Merger Agreement, among other things, provides for Merck KGaA to acquire the Company at a price of $140 per share in cash, without interest.  The acquisition will be accomplished through the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and an indirect wholly-owned subsidiary of Merck KGaA. The Merger Agreement and the consummation of the transactions contemplated thereby were unanimously approved by the Board. A special meeting of stockholders of the Company was held on December 5, 2014 whereby stockholders voted upon and approved a proposal to adopt the Merger Agreement. The Merger Agreement remains subject to the satisfaction or waiver of specified closing conditions, including the unconditional approval from the European Commission and other customary closing conditions. Pursuant to its terms, the Merger Agreement between Merck KGaA and the Company has been extended to December 22, 2015 to enable the parties to finalize the satisfaction of the remaining conditions to closing of the transaction. We expect the transaction to close in November 2015. Other than the costs associated with this Merger Agreement discussed in Note 10 - Other Charges to the Company's consolidated financial statements included in Part I, Item 1 of this Report, no other effects of the transaction have been recorded in the Company's consolidated financial statements. In certain circumstances, upon termination of the Merger Agreement termination fees would be payable.

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
Background
The Company is a leading Life Science and Technology company whose biochemical and organic chemical products, kits and services are used in scientific research, including genomic and proteomic research, biotechnology, pharmaceutical development, the diagnosis of disease and as key components in pharmaceutical, diagnostics and high technology manufacturing. Our customers include pharmaceutical and life science companies, university and government institutions, hospitals and a wide range of industrial companies. We estimate that over 1.4 million scientists and technologists use our products. We operate in 37 countries and have more than 9,800 employees worldwide.
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

•
Research - Our products and services, which include chemicals, reagents and kits, enable scientists to discover and develop new drugs and materials. This business unit generated 49 percent of the Company's sales for the nine months ended September 30, 2015.

•
Applied - Our products and services, which primarily include high quality components and kits, chemical reagents, critical raw materials and certified reference standards, provide customized solutions to and constitute critical components and materials for diagnostic companies, testing laboratories and industrial companies. This business unit generated 26 percent of the Company's sales for the nine months ended September 30, 2015.

•
SAFC Commercial - Our products and services are used by our customers to develop and manufacture product and service solutions for the commercial production of pharma, biopharma and electronics products. Products and services include industrial cell culture media, active pharmaceutical ingredients, intermediates, raw materials, biological testing services and organometallic precursors for LED and semiconductor manufacturing. This business unit generated 25 percent of the Company's sales for the nine months ended September 30, 2015.

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

•
Increasing E-Commerce Channel Adoption: The internet continues to change the markets we serve in terms of access and exposure to existing and potential customers. Ensuring a strong presence in this channel is critical to our long-term success as it enables us to find innovative ways to meet our customers' information and product selection needs. Worldwide sales of Research and Applied products through the Company's e-commerce channels, including both web-based and EDI platforms, were 49 and 48 percent of the Company's total sales of Research and Applied products in the nine months ended September 30, 2015 and 2014, respectively.

•
Pharmaceutical Partnerships and Outsourcing: We continue to take advantage of the expanded market opportunities brought about by several trends in the Pharmaceutical industry. These include the use of outsourcing partners, a shift towards biological drug development and an increase in industry-academia research partnerships.

Highlights of our financial condition and results of operations as of and for the three months ended September 30, 2015 were as follows:

•
Sales were $703 for the three months ended September 30, 2015, compared to $690 during the same prior year period. Excluding the changes in foreign currency exchange rates, which lowered sales by 8 percent, and the benefits from acquisitions, which increased sales by 1 percent, sales increased organically by 9 percent compared to the same prior year period.

•
Gross profit margin was 51.1 percent for the three months ended September 30, 2015, compared to 50.4 percent in the same prior year period. Operating income margin was 23.0 percent for the three months ended September 30, 2015, compared to 22.3 percent in the same prior year period.

•
Net income was $114 for the three month period ended September 30, 2015, compared to $108 during the same prior year period. Changes in foreign currency exchange rates as compared to the prior year reduced otherwise reportable net income by $20.

•
Diluted net income per share was $0.94 for the three months ended September 30, 2015, compared to $0.90 in the same prior year period. The effective tax rate was 28.8 percent for the three months ended September 30, 2015, compared to 28.9 percent for the same prior year period. Changes in foreign currency exchange rates as compared to the prior year reduced otherwise reportable diluted net income per share by $0.17.

•	Net cash provided by operating activities was $503 for the nine months ended September 30, 2015, a $19 increase compared to the same prior year period.

•
Total debt was $300 at September 30, 2015. Total debt decreased $145 since December 31, 2014 as a result of the strong operating cash flow used in part for the repayment of notes payable under our commercial paper program.

Results of Operations
The following is a summary of our unaudited financial results ($ in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$703	$690	$2,076	$2,080
Cost of products and services sold	344	342	1,003	1,023
Gross profit	359	348	1,073	1,057
Selling, general and administrative expenses	170	152	497	469
Research and development expenses	18	17	54	49
Other charges	9	25	16	27
Operating income	162	154	506	512
Interest, net	2	2	3	3
Income before income taxes	160	152	503	509
Provision for income taxes	46	44	143	142
Net income	$114	$108	$360	$367
Net income per share - Diluted	$0.94	$0.90	$2.98	$3.06

Sales
Sales were $703 in the three months ended September 30, 2015 compared to $690 in the same prior year period. The effect of changes in foreign currency exchange rates decreased sales by $60 or 8 percent. Acquisitions completed in 2014 increased sales by $9 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and the impact of acquisitions, sales increased organically by $64 or 9 percent. An exclusive distribution agreement with a highly regarded manufacturer of leading research tools was a contributor to organic sales growth for the three months ended September 30, 2015.
Sales were $2,076 in the nine months ended September 30, 2015, compared to $2,080 in the same prior year period. The effect of changes in foreign currency exchange rates decreased sales by $182 or 9 percent. Acquisitions completed in 2014 increased sales by $26 or 1 percent. Excluding the effects of changes in foreign currency exchange rates and the impact of acquisitions, sales increased organically by $152 or 8 percent.
The change in sales for each of the Company's business units is as follows:

	Three Months Ended September 30,
	2015	2014	Change	Impact of Changes in FX	Impact from Acquisitions	Organic Growth	Organic Growth %
Research	$346	$347	$(1)	$(36)	$—	$35	10%
Applied	177	170	7	(14)	9	12	7%
SAFC Commercial	180	173	7	(10)	—	17	10%
Total	$703	$690	$13	$(60)	$9	$64	9%

	Nine Months Ended September 30,
	2015	2014	Change	Impact of Changes in FX	Impact from Acquisitions	Organic Growth	Organic Growth %
Research	$1,021	$1,063	$(42)	$(107)	$—	$65	6%
Applied	530	513	17	(45)	26	36	7%
SAFC Commercial	525	504	21	(30)	—	51	10%
Total	$2,076	$2,080	$(4)	$(182)	$26	$152	8%

Research sales were $346 for the three months ended September 30, 2015 compared to $347 during the same prior year period. Sales increased organically by $35 or 10 percent compared to the same prior year period. Research sales were $1,021 for the nine months ended September 30, 2015, compared to $1,063 during the same prior year period. Sales increased organically by $65 or 6 percent compared to the same prior year period. An exclusive distribution agreement with a highly regarded manufacturer of leading research tools was a strong contributor to organic sales growth in all three Research segments (Academic/Government/Hospitals, Pharma and Dealers) for the three months ended September 30, 2015. Additionally, core sales in all three segments and all major geographies (Total Americas, EMEA and APAC) had solid growth during both the three and nine months ended September 30, 2015.

Applied sales were $177 for the three months ended September 30, 2015 compared to $170 during the same prior year period. Sales increased organically by $12 or 7 percent compared to the same prior year period. Applied sales were $530 for the nine months ended September 30, 2015, compared to $513 during the same prior year period. Sales increased organically by $36 or 7 percent compared to the same prior year period. The primary driver of growth during both the three and nine months ended September 30, 2015 was higher sales to customers in the Diagnostic and Testing markets, where our products are used as critical components for diagnostic kits and sales of standards and certified reference materials to clinical testing laboratories. All geographic regions contributed to Applied's overall growth during both the three and nine months ended September 30, 2015. Additionally, during the three and nine months ended September 30, 2015, sales increased $9 and $26, respectively, as a result of our October 31, 2014 acquisition of Cell Marque.

SAFC Commercial sales were $180 for the three months ended September 30, 2015 compared to $173 during the same prior year period. Sales grew organically by $17 or 10 percent compared to the same prior year period. SAFC Commercial sales were $525 for the nine months ended September 30, 2015, compared to $504 during the same prior year period. Sales increased organically by $51 or 10 percent compared to the same prior year period. During the three months ended September 30, 2015, organic sales growth was led by double-digit growth in both the Life Sciences Services segment and the Life Sciences Products segment. During the nine months ended September 30, 2015, organic sales growth was led by double-digit growth in the Life Sciences Services segment and high-single digit growth in the Life Sciences Products segment. Geographically, the increase in SAFC Commercial's sales during both the three and nine months ended September 30, 2015, was largely led by the Total Americas and EMEA regions.

Gross Profit Margin and Expenses
Key items from the consolidated statements of income expressed as a percentage of sales and the effective tax rate for the three and nine months ended September 30, 2015 and the same prior year period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross profit margin	51.1%	50.4%	51.7%	50.8%
Selling, general and administrative expenses	24.2%	22.0%	23.9%	22.5%
Research and development expenses	2.6%	2.5%	2.7%	2.4%
Other charges	1.3%	3.6%	0.7%	1.3%
Operating income margin	23.0%	22.3%	24.4%	24.6%

Effective tax rate	28.8%	28.9%	28.4%	27.9%

Cost of Products and Services Sold and Gross Profit Margin
Gross profit is calculated as sales less cost of products and services sold and gross profit margin is gross profit expressed as a percentage of sales. Cost of products and services sold includes direct materials, labor, distribution and overhead costs associated with the Company's products and services. The company's gross profit margin for the three months ended September 30, 2015 was 51.1% compared to 50.4% in the same prior year period. The Company's gross profit margin for the nine months ended September 30, 2015 was 51.7% compared to 50.8% in the same prior year period.
The following table reflects the significant contributing factors to the net change in gross profit margin for the three and nine months ended September 30, 2015 compared to the same prior year periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
Gross profit margin – 2014	50.4%	50.8%
Increases / (decreases) to gross profit margin:
Changes in foreign currency exchange rates	(1.3)%	(0.7)%
Sales volume/Product mix/Pricing/Other	1.6%	1.5%
Acquisitions	0.4%	0.1%
Gross profit margin – 2015	51.1%	51.7%

The increase in gross profit margin for both the three and nine months ended September 30, 2015 as compared to the same prior year periods was primarily the result of cost leverage obtained from higher sales volume and pricing. The overall increase was partially offset by unfavorable impacts from changes in foreign currency exchange rates, net of hedging.

SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling, general and administrative expenses	$170	$152	$497	$469
Percentage of sales	24.2%	22.0%	23.9%	22.5%

For the three and nine months ended September 30, 2015, SG&A increased by $18 and $28, respectively, compared to the same prior year periods. In both periods, the increase was primarily due to the inclusion of SG&A resulting from the acquisition of Cell Marque on October 31, 2014 and higher incentive compensation costs, partially offset by lower SG&A costs resulting from the translation of functional currencies to the U.S. Dollar.

R&D Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expenses	$18	$17	$54	$49
Percentage of sales	2.6%	2.5%	2.7%	2.4%
For the three and nine months ended September 30, 2015, R&D expenses were up slightly from the prior year as a result of the inclusion of R&D resulting from the acquisition of Cell Marque and higher spending on various R&D programs. R&D expenses relate primarily to efforts to add new manufactured products, create and develop new technologies and enhance manufacturing processes. Self-manufactured products currently account for approximately 60 percent of total sales.

Other Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restructuring costs	$1	$14	$1	$16
Costs related to mergers and acquisitions	8	11	15	11
Total other charges	$9	$25	$16	$27
Percentage of sales	1.3%	3.6%	0.7%	1.3%
Restructuring Costs

In the third quarter of 2014, the Company committed to a facility consolidation restructuring plan in Europe. This consolidation impacted approximately 80 employees and better aligned the Company's present supply chain with its long term strategy. Total restructuring costs were $16, comprised of $12 to reduce the value of the assets impacted by these restructuring activities and $4 of employee termination costs. During the three and nine months ended September 30, 2015, $1 of these restructuring costs were recognized. During the three and nine months ended September 30, 2014, $14 of these restructuring costs were recognized.

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

Costs Related to Mergers and Acquisitions

The Company recorded costs associated with the pending Merck KGaA merger of $8 and $15 for the three and nine months ended September 30, 2015, respectively. The Company recorded costs associated with the pending Merck KGaA merger of $11 for the three and nine months ended September 30, 2014.

Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 28.8% and 28.4% as compared to 28.9% and 27.9% for the same periods of 2014.  The increase in the effective tax rate for the nine months ended September 30, 2015 is primarily due to an increased mix of profits in higher tax rate jurisdictions.

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows (Unaudited), are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$503	$484
Investing activities	(65)	(91)
Financing activities	(195)	(211)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 increased $19 from the same prior year period. This increase was primarily related to lower tax payments of $81, partially offset by increased use of cash for inventory of $59.
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2015 decreased $26 compared to the same prior year period. During the nine months ended September 30, 2015, proceeds from the sale of investments increased $60 and were partially offset by higher uses of cash for purchases of investment securities of $21 and intangible purchases of $13.
Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015 decreased $16 compared to the same prior year period. The Company did not repurchase any shares during the nine months ended September 30, 2015 as a result of the suspension of its share repurchase program due to the pending Merck KGaA transaction, as compared to $85 of share repurchases in the same prior year period. During the nine months ended September 30, 2015, proceeds from the exercise of stock options increased $9. The overall decrease in cash used in financing activities was partially offset by the net repayment of $145 of short-term debt during the nine months ended September 30, 2015, compared to a net repayment of short-term debt of $65 in the same prior year period. During the nine months ended September 30, 2015, strong operating cash flow enabled the Company to repay all of its notes payable.
Long-term debt was $300 at both September 30, 2015 and December 31, 2014. Consolidated total debt as a percentage of total capitalization, calculated as the sum of total stockholders' equity and total debt, was 8.2 percent at September 30, 2015 and 12.4 percent at December 31, 2014. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
Share Repurchases
At September 30, 2015 and December 31, 2014, the Company had repurchased a total of 102 million shares of an authorized repurchase of 110 million shares. This authorization expired in November 2014 and was not extended due to the pending Merck KGaA transaction. There were 120 million shares outstanding as of September 30, 2015. The Company is currently restricted from repurchasing any additional stock due to the pending Merck KGaA transaction.

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
As of September 30, 2015, the Company had sufficient net worth, as defined in the underlying credit agreement, to allow for borrowing the full capacity under the credit agreement for each facility without any restriction related to compliance with the respective debt covenants. For a description of the Company's material credit facilities and debt covenants, see Note 5 – Debt to the Company's consolidated financial statements included in Part I, Item 1 of this Report.
At September 30, 2015, a large portion of the Company's cash and cash equivalents were held by its subsidiaries outside of the U.S. The Company expects that existing U.S. liquidity or access to capital will be sufficient to fund its U.S. operating activities and cash commitments for investing and financing activities. In addition, the Company expects that existing international liquidity or access to capital will be sufficient to fund its international operating activities and cash commitments for investing and financing activities.

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

Effective April 1, 2015, the Company entered into an obligation to purchase a minimum of $390 of inventory over five years and has fulfilled $34 of that commitment though September 30, 2015.

Contractual Obligations
At September 30, 2015, the Company had no commercial paper outstanding and long-term borrowings of $300, representing a decrease in all outstanding debt of $145 since December 31, 2014.
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

The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Although the Company believes the amounts reserved are probable and appropriate based on available information, the process of estimating losses involves a considerable degree of judgment by management and the ultimate amounts could vary materially. The Company has self-insured retention limits and has obtained insurance to provide coverage above the self-insured limits for claims made against it, subject to certain limitations and exclusions. At September 30, 2015, (i) reserves have been provided to cover expected payments for these self-insured amounts, (ii) there were no contingent liabilities that management believes are reasonably likely to have a material adverse effect on the Company's consolidated financial condition, results of operations, cash flows or liquidity and (iii) there were no material commitments outside of the normal course of business. Material commitments in the normal course of business include notes payable, long-term debt, lease commitments and pension and other post-retirement benefit obligations which are disclosed in Note 7 - Notes Payable, Note 8 - Long-Term Debt, Note 10 - Lease Commitments and Note 16 - Pension and Post-retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Annual Report, as updated in Note 5 – Debt, Note 8 – Pension and Post-retirement Benefits and Note 15 – Subsequent Events to the Company's consolidated financial statements included in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The market risk inherent in the Company's financial instruments and non U.S. Dollar denominated assets and liabilities represents the potential loss arising from adverse changes in interest rates and foreign currency exchange rates.
Interest Rates
At September 30, 2015, the Company's outstanding debt represented 8.2 percent of total book capitalization. All of the Company's outstanding debt at September 30, 2015 is at a fixed rate. Cash flows from operations, cash on hand and available credit facilities are expected to be sufficient to meet the anticipated cash requirements of operating the business. It is management's view that market risk or variable interest rate risk will not significantly impact the Company's results of operations or financial condition, including liquidity, during 2015.
Foreign Currency Exchange Rates
The functional currency of the Company's international subsidiaries is generally the currency in the respective country of residence of the subsidiary. The translation from the functional currencies to the U.S. Dollar for sales and expenses is based on the average exchange rate during the period, and for assets and liabilities, the exchange rate at the reporting date. Changes in foreign currency exchange rates have affected and may continue to affect the Company's sales, expenses, net income, assets, liabilities and cash flows. The impact of changes in foreign currency exchange rates decreased diluted EPS by $0.17 and $0.47 for the three and nine months ended September 30, 2015, respectively, when compared to the same prior year period.
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

Item 4. Controls and Procedures.
The Company's management, under the supervision and with the participation of the CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2015. Based upon their evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. They have also determined in their evaluation that there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained in Note 14 – Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Item 1A. Risk Factors.
Except for the additional risk factor set forth below, there have been no material changes in our risk factors from those previously disclosed in the Company's Annual Report.
Data usage limitations, privacy and data protection concerns, evolving regulation of the internet, cross-border data transfers and other domestic or foreign regulations may limit the use and adoption of our solutions and adversely affect our business.

New and modified laws and regulations applying to the solicitation, collection, processing, use and security of personal information could affect our or our customers’ ability to use data, potentially reducing demand for our solutions, imposing greater compliance burdens on us or our customers and restricting our ability to store, process and share data with our customers.
The E.U. currently is considering adoption of a General Data Protection Regulation, to supersede the Data Protection Directive, which may cause E.U. data privacy laws to be more stringent and to provide for greater penalties for noncompliance. The E.U. has indicated that it will recommend suspension of the U.S. / E.U. Safe Harbor Framework, under which we are permitted to transfer personal data regarding E.U. data subjects to the U.S., as part of the General Data Protection Regulation. If restrictions are adopted by the E.U. that prohibit the transfer of our data regarding E.U. data subjects to the U.S., we may have to create duplicative, and potentially expensive, information technology infrastructure and business operations in Europe, which may hinder our business in Europe.
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

SIGMA-ALDRICH CORPORATION (Registrant)

November 3, 2015	/s/ Michael F. Kanan
Date	Michael F. Kanan, Vice President and Corporate Controller (on behalf of the Company and as Principal Accounting Officer)

INDEX TO EXHIBITS
These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act	X
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
*	Represents management contract or compensatory plan or arrangement.